Form 10-Q
period 2017-06-30
SVB FINANCIAL GROUP
filed 2017-08-07
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Large accelerated filer        ☒             Accelerated filer        ☐
Non-accelerated filer        ☐     (Do not check if a smaller reporting company)
Smaller reporting company         ☐        Emerging growth company        ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2017, 52,693,155 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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
UK— United Kingdom
VIE— Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$3,854,244	$2,545,750
Available-for-sale securities, at fair value (cost of $12,053,305 and $12,588,783, respectively)	12,071,052	12,620,411
Held-to-maturity securities, at cost (fair value of $9,910,504 and $8,376,138, respectively)	9,938,371	8,426,998
Non-marketable and other securities	630,670	622,552
Total investment securities	22,640,093	21,669,961
Loans, net of unearned income	20,976,466	19,899,944
Allowance for loan losses	(236,496)	(225,366)
Net loans	20,739,970	19,674,578
Premises and equipment, net of accumulated depreciation and amortization	121,947	120,683
Accrued interest receivable and other assets	1,044,125	672,688
Total assets	$48,400,379	$44,683,660
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$35,046,371	$31,975,457
Interest-bearing deposits	7,418,920	7,004,411
Total deposits	42,465,291	38,979,868
Short-term borrowings	470	512,668
Other liabilities	1,145,154	618,383
Long-term debt	749,429	795,704
Total liabilities	44,360,344	40,906,623
Commitments and contingencies (Note 12 and Note 15)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 52,684,159 shares and 52,254,074 shares outstanding, respectively	53	52
Additional paid-in capital	1,283,485	1,242,741
Retained earnings	2,601,007	2,376,331
Accumulated other comprehensive income	14,890	23,430
Total SVBFG stockholders’ equity	3,899,435	3,642,554
Noncontrolling interests	140,600	134,483
Total equity	4,040,035	3,777,037
Total liabilities and total equity	$48,400,379	$44,683,660

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016
Interest income:
Loans	$250,197	$205,287	$477,538	$403,229
Investment securities:
Taxable	95,522	86,603	185,325	177,653
Non-taxable	885	575	1,531	1,171
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	7,323	1,527	10,459	3,597
Total interest income	353,927	293,992	674,853	585,650
Interest expense:
Deposits	2,197	1,261	3,914	2,449
Borrowings	9,034	9,395	18,250	18,444
Total interest expense	11,231	10,656	22,164	20,893
Net interest income	342,696	283,336	652,689	564,757
Provision for credit losses (1)	15,806	36,746	46,540	70,221
Net interest income after provision for credit losses	326,890	246,590	606,149	494,536
Noninterest income:
Gains on investment securities, net	17,630	23,270	33,600	18,586
Gains on equity warrant assets, net (2)	10,820	5,089	17,510	11,695
Foreign exchange fees	26,108	24,088	52,355	51,054
Credit card fees	18,099	15,424	35,829	30,931
Deposit service charges	14,563	13,114	28,538	25,786
Client investment fees	12,982	8,012	22,008	16,007
Lending related fees	8,509	7,802	17,470	15,615
Letters of credit and standby letters of credit fees	7,006	6,014	13,645	11,603
Other (2)	12,811	9,963	25,232	17,633
Total noninterest income	128,528	112,776	246,187	198,910
Noninterest expense:
Compensation and benefits	148,973	115,580	296,149	237,842
Professional services	27,925	25,516	53,344	44,516
Premises and equipment	18,958	16,586	34,816	31,570
Net occupancy	11,126	9,359	22,777	19,394
Business development and travel	11,389	9,327	20,584	21,573
FDIC and state assessments	9,313	6,892	17,995	13,819
Correspondent bank fees	3,163	2,713	6,608	6,365
Other	20,399	13,966	36,606	28,759
Total noninterest expense (1)	251,246	199,939	488,879	403,838
Income before income tax expense	204,172	159,427	363,457	289,608
Income tax expense (3)	71,656	65,047	123,061	118,631
Net income before noncontrolling interests	132,516	94,380	240,396	170,977
Net (income) loss attributable to noncontrolling interests	(9,323)	(1,416)	(15,720)	1,161
Net income available to common stockholders (3)	$123,193	$92,964	$224,676	$172,138
Earnings per common share—basic (3)	$2.34	$1.79	$4.28	$3.33
Earnings per common share—diluted (3)	2.32	1.78	4.22	3.30

(1)
Our consolidated statements of income for the three and six months ended June 30, 2016 were modified from prior period's presentation to conform to the current period's presentation, which reflects our provision for loan losses and provision for unfunded credit commitments together as our “provision for credit losses”. In prior periods, our provision for unfunded credit commitments were reported as a component of noninterest expense.

(2)
Our consolidated statements of income for the three and six months ended June 30, 2016 were modified from prior period's presentation to conform to the current period's presentation, which reflects a new line item to separately disclose net gains on equity warrant assets. In prior periods, net gains on equity warrant assets were reported as a component of gains on derivative instruments, net. We removed the line item gains on derivative instruments, net and reclassified all other gains on derivative instruments, net to other noninterest income.

(3)
Included in income tax expense, net income available to common shareholders, earnings per common share-basic and earnings for common share-diluted, for the three and six months ended June 30, 2017, are tax benefits recognized associated with the adoption of Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. This guidance was adopted on a prospective basis with no change to prior period amounts.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income before noncontrolling interests	$132,516	$94,380	$240,396	$170,977
Other comprehensive (loss) income, net of tax:
Change in cumulative translation gains (losses):
Foreign currency translation gains (losses)	1,578	(1,795)	2,535	(2,049)
Related tax (expense) benefit	(644)	731	(1,034)	835
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(5,639)	40,937	(13,396)	211,768
Related tax benefit (expense)	2,500	(16,686)	5,636	(86,289)
Reclassification adjustment for losses (gains) included in net income	123	(12,328)	(485)	(11,582)
Related tax (benefit) expense	(50)	5,017	198	4,713
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(1,566)	(2,250)	(3,337)	(4,817)
Related tax benefit	630	905	1,343	1,938
Other comprehensive (loss) income, net of tax	(3,068)	14,531	(8,540)	114,517
Comprehensive income	129,448	108,911	231,856	285,494
Comprehensive (income) loss attributable to noncontrolling interests	(9,323)	(1,416)	(15,720)	1,161
Comprehensive income attributable to SVBFG	$120,125	$107,495	$216,136	$286,655

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2015	51,610,226	$52	$1,189,032	$1,993,646	$15,404	$3,198,134	$135,097	$3,333,231
Common stock issued under employee benefit plans, net of restricted stock cancellations	372,282	—	6,852	—	—	6,852	—	6,852
Common stock issued under ESOP	43,165	—	4,328	—	—	4,328	—	4,328
Income tax effect from stock options exercised, vesting of restricted stock and other (1)	—	—	(6,587)	—	—	(6,587)	—	(6,587)
Net income (loss)	—	—	—	172,138	—	172,138	(1,161)	170,977
Capital calls and distributions, net	—	—	—	—	—	—	(5,721)	(5,721)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	118,610	118,610	—	118,610
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(2,879)	(2,879)	—	(2,879)
Foreign currency translation adjustments, net of tax	—	—	—	—	(1,214)	(1,214)	—	(1,214)
Share-based compensation, net	—	—	16,196	—	—	16,196	—	16,196
Balance at June 30, 2016	52,025,673	$52	$1,209,821	$2,165,784	$129,921	$3,505,578	$128,215	$3,633,793
Balance at December 31, 2016	52,254,074	$52	$1,242,741	$2,376,331	$23,430	$3,642,554	$134,483	$3,777,037
Common stock issued under employee benefit plans, net of restricted stock cancellations	419,247	1	11,821	—	—	11,822	—	11,822
Common stock issued under ESOP	10,838	—	2,094	—	—	2,094	—	2,094
Income tax effect from stock options exercised, vesting of restricted stock and other (1)	—	—	—	—	—	—	—	—
Net income	—	—	—	224,676	—	224,676	15,720	240,396
Capital calls and distributions, net	—	—	—	—	—	—	(9,603)	(9,603)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	(8,047)	(8,047)	—	(8,047)
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(1,994)	(1,994)	—	(1,994)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,501	1,501	—	1,501
Share-based compensation, net	—	—	26,829	—	—	26,829	—	26,829
Balance at June 30, 2017	52,684,159	$53	$1,283,485	$2,601,007	$14,890	$3,899,435	$140,600	$4,040,035

(1)
During the first quarter of 2017 we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized in income tax expense or benefit in the income statement. Previously, tax effects resulting from changes in the Company's share price subsequent to grant date of share-based compensation awards were recorded through additional paid-in-capital in stockholders' equity at the time of vesting and exercise. This guidance was adopted on a prospective basis with no change to prior period amounts. See Note 1—“Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income before noncontrolling interests	$240,396	$170,977
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	46,540	70,221
Changes in fair values of equity warrant assets, net of proceeds from exercises	(9,053)	(1,803)
Changes in fair values of derivatives, net	8,505	(1,636)
Gains on investment securities, net	(33,600)	(18,586)
Depreciation and amortization	26,268	23,768
Amortization of premiums and discounts on investment securities, net	1,747	7,923
Amortization of share-based compensation	19,095	14,425
Amortization of deferred loan fees	(51,869)	(46,896)
Deferred income tax benefit	(9,827)	(6,374)
Excess tax benefit from exercise of stock options and vesting of restricted shares (1)	(13,028)	—
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(8,852)	232
Accounts receivable and payable, net	(6,227)	(2,598)
Income tax receivable and payable, net	840	(32,915)
Accrued compensation	(51,636)	(79,858)
Foreign exchange spot contracts, net	159,607	53,870
Other, net	41,172	(8,683)
Net cash provided by operating activities	360,078	142,067
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,174,666)	—
Proceeds from sales of available-for-sale securities	5,024	2,878,272
Proceeds from maturities and pay downs of available-for-sale securities	1,715,291	660,464
Purchases of held-to-maturity securities	(2,298,290)	(140,641)
Proceeds from maturities and pay downs of held-to-maturity securities	806,386	743,117
Purchases of non-marketable and other securities	(9,435)	(31,239)
Proceeds from sales and distributions of non-marketable and other securities	60,355	28,064
Net increase in loans	(1,066,056)	(2,085,829)
Purchases of premises and equipment	(21,496)	(24,057)
Net cash (used for) provided by investing activities	(1,982,887)	2,028,151
Cash flows from financing activities:
Net increase (decrease) in deposits	3,485,423	(1,546,209)
Net decrease in short-term borrowings	(512,198)	(271,681)
Principal payments of long-term debt	(46,235)	—
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(9,603)	(5,721)
Tax effect from stock exercises (1)	—	(6,587)
Proceeds from issuance of common stock, ESPP and ESOP	13,916	11,180
Net cash provided by (used for) financing activities	2,931,303	(1,819,018)
Net increase in cash and cash equivalents	1,308,494	351,200
Cash and cash equivalents at beginning of period	2,545,750	1,503,257
Cash and cash equivalents at end of period	$3,854,244	$1,854,457
Supplemental disclosures:
Cash paid during the period for:
Interest	$22,293	$20,942
Income taxes	137,371	157,825
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$(8,047)	$118,610
Distributions of stock from investments	2,514	265

(1)
During the first quarter of 2017 we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance was adopted on a prospective basis with no change to prior period amounts. See Note 1—“Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).
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
Principles of Consolidation and Presentation
Our consolidated financial statements include the accounts of SVB Financial Group and consolidated entities. We consolidate voting entities in which we have control through voting interests or entities through which we have a controlling financial interest in a variable interest entity (“VIE”). We determine whether we have a controlling financial interest in a VIE by determining if we have: (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses, or (c) the right to receive the expected returns of the entity. Generally, we have significant variable interests if our commitments to a limited partnership investment represent a significant amount of the total commitments to the entity. We also evaluate the impact of related parties on our determination of variable interests in our consolidation conclusions. We consolidate VIEs in which we are the primary beneficiary based on a controlling financial interest. If we are not the primary beneficiary of a VIE, we record our pro-rata interests or our cost basis in the VIE, as appropriate, based on other accounting guidance within GAAP.
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
Previously, tax effects resulting from changes in the Company's share price subsequent to grant date of share-based compensation awards were recorded through additional paid-in capital in stockholders' equity at the time of vesting and exercise. The adoption of the amended accounting guidance resulted in a $7.0 million and $13.1 million reduction of income tax expense (that previously would have been reflected as additional paid-in capital), or a benefit of $0.13 and $0.25 per diluted common share, for the three and six months ended June 30, 2017, respectively. We expect the impact of this amendment will vary period to period depending on the volatility of the Company's stock price and the timing of vesting and/or settlement of awards.
Recent Accounting Pronouncements
In May 2014, the FASB issued a new accounting standard update (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. In March 2016, the FASB issued a new accounting standard update (ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)), which further clarifies ASU 2014-09 by providing implementation guidance on principal versus agent evaluation. In April 2016, the FASB issued a new accounting standard update (ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing), which amends the new revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations. These amendments will be effective January 1, 2018, either on a full retrospective approach or a modified retrospective approach. This guidance is not applicable to financial instruments (i.e. loans and fixed income securities) and as such, is not expected to impact a majority of our revenue, which is primarily net interest income. Our initial assessment has identified our credit card products and our carried interest allocations from our venture capital investments as revenue sources most likely to be impacted by the new guidance. We continue to evaluate the impact of this guidance to our noninterest income, on our presentation and disclosures and on timing of revenue recognition.
In January 2016, the FASB issued a new accounting standard update (ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)), which will significantly change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities. This guidance will be effective on January 1, 2018, on a prospective basis with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption for our cost method venture capital and private equity fund investments with readily determinable fair values. Our cost method venture capital and private equity fund investments that do not have readily determinable fair values will be carried at cost, minus impairment, if any, and remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment. The actual adjustment to opening retained earnings will depend upon the fair value of our investments at the adoption date.
In February 2016, the FASB issued a new accounting standard update (ASU 2016-02, Leases (Topic 842)), which will require for all operating leases the recognition of a right-of-use asset and a lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. This guidance will be effective on January 1, 2019, on a modified retrospective basis, with early adoption permitted. We plan to adopt the lease accounting guidance in the first quarter of 2019 and are currently evaluating the impact this guidance will have on our consolidated financial statements by reviewing our existing lease contracts and service contracts that may include embedded leases. We expect to recognize right-of-use assets and related lease liabilities associated predominantly with noncancelable operating leases included in the table of minimum future payments in the amount of $217 million as disclosed in Note 18 of our 2016 Form 10-K.
In June 2016, the FASB issued a new accounting standard update (ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments), which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance will be effective January 1, 2020, on a modified retrospective approach, with early adoption permitted, but not before January 1, 2019. We currently have a working project team in place and subject matter experts to assist with our review of key interpretive issues and help in our assessment of our existing credit loss forecasting models and processes against the new guidance to determine what modifications may be required. We are currently evaluating the impact this guidance will have on our financial position, results of operation and stockholders’ equity.
In August 2016, the FASB issued a new accounting standard update (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments), which clarifies the guidance on eight specific cash flow issues. This guidance will be effective January 1, 2018 on a full retrospective approach, with early adoption permitted. Our preliminary evaluation has resulted in the expectation that this guidance will primarily impact the presentation between investing and operating activities within our statements of cash flows related to distributions and net gains from our nonmarketable and other securities portfolio. We are continuing to evaluate any further impact of this guidance to the presentation of our operating, investing and financing activities within our statements of cash flows.
Reclassifications
Certain prior period amounts, primarily related to the changes to our income statement presentation of net gains on derivative instruments and provision for unfunded credit commitments have been reclassified to conform to current period presentations.

2.	Stockholders’ Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2017 and 2016:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Income Statement Location	2017	2016	2017	2016
Reclassification adjustment for losses (gains) included in net income	Gains on investment securities, net	$123	$(12,328)	$(485)	$(11,582)
Related tax (benefit) expense	Income tax expense	(50)	5,017	198	4,713
Total reclassification adjustment for losses (gains) included in net income, net of tax		$73	$(7,311)	$(287)	$(6,869)

EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable for stock options and restricted stock units outstanding under our 2006 Equity Incentive Plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(Dollars and shares in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income available to common stockholders	$123,193	$92,964	$224,676	$172,138
Denominator:
Weighted average common shares outstanding—basic	52,537	51,831	52,441	51,739
Weighted average effect of dilutive securities:
Stock options and ESPP	368	238	397	246
Restricted stock units	289	118	342	145
Weighted average common shares outstanding—diluted	53,194	52,187	53,180	52,130
Earnings per common share:
Basic	$2.34	$1.79	$4.28	$3.33
Diluted	$2.32	$1.78	$4.22	$3.30

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation due to the antidilutive effect for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(Shares in thousands)	2017	2016	2017	2016
Stock options	73	462	36	407
Restricted stock units	—	143	—	88
Total	73	605	36	495

3.	Share-Based Compensation
For the three and six months ended June 30, 2017 and 2016, we recorded share-based compensation and related tax benefits as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Share-based compensation expense	$9,892	$7,548	$19,095	$14,425
Income tax benefit related to share-based compensation expense	(3,349)	(4,581)	(6,364)	(6,698)
Unrecognized Compensation Expense
As of June 30, 2017, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Weighted Average Expected Recognition Period - in Years
Stock options	$12,309	2.88
Restricted stock units	62,942	2.89
Total unrecognized share-based compensation expense	$75,251

Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the six months ended June 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2016	1,010,557	$87.24
Granted	111,855	178.16
Exercised	(196,006)	69.93
Forfeited	(3,662)	93.88
Outstanding at June 30, 2017	922,744	101.91	4.00	$68,457,617
Vested and expected to vest at June 30, 2017	893,276	100.71	3.94	67,315,191
Exercisable at June 30, 2017	568,202	82.89	2.95	52,783,813
The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $175.79 as of June 30, 2017. The total intrinsic value of options exercised during the three and six months ended June 30, 2017 was $5.6 million and $22.1 million, compared to $4.6 million and $6.7 million for the comparable 2016 periods, respectively.
The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the six months ended June 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	670,969	$106.64
Granted	230,822	179.94
Vested	(218,336)	102.07
Forfeited	(16,078)	117.29
Nonvested at June 30, 2017	667,377	133.23

4.	Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and our investments in qualified affordable housing projects.

The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
June 30, 2017:
Assets:
Cash and cash equivalents	$7,440	$—	$—
Non-marketable and other securities (1)	194,543	323,426	323,426
Accrued interest receivable and other assets	142	—	—
Total assets	$202,125	$323,426	$323,426
Liabilities:
Other liabilities (1)	604	86,545	—
Total liabilities	$604	$86,545	$—
December 31, 2016:
Assets:
Cash and cash equivalents	$11,469	$—	$—
Non-marketable and other securities (1)	196,140	314,810	314,810
Accrued interest receivable and other assets	294	—	—
Total assets	$207,903	$314,810	$314,810
Liabilities:
Other liabilities (1)	517	58,095	—
Total liabilities	$517	$58,095	$—

(1)
Included in our unconsolidated non-marketable and other securities portfolio at June 30, 2017 and December 31, 2016 are investments in qualified affordable housing projects of $140.4 million and $112.4 million, respectively, and related unfunded credit commitments of $86.5 million and $58.1 million, respectively.

Non-marketable and other securities
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture bank in China (“SPD-SVB”)), debt funds, private and public portfolio companies and investments in qualified affordable housing projects. A majority of these investments are through third party funds held by SVB Financial in which we do not have controlling or significant variable interests. These investments represent our unconsolidated VIEs in the table above. Our non-marketable and other securities portfolio also includes investments from SVB Capital. SVB Capital is the funds management business of SVB Financial Group, which focuses primarily on venture capital investments. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. We have a controlling and significant variable interest in four of these SVB Capital funds and consolidate these funds for financial reporting purposes.
All investments are generally nonredeemable and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreement. Subject to applicable regulatory requirements, including the Volcker Rule, we also make commitments to invest in venture capital and private equity funds. For additional details, see Note 12—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
The Bank also has variable interests in low income housing tax credit funds, in connection with fulfilling its responsibilities under the Community Reinvestment Act (“CRA”), that are designed to generate a return primarily through the realization of federal tax credits. These investments are typically limited partnerships in which the general partner, other than the Bank, holds the power over significant activities of the VIE; therefore, these investments are not consolidated. For additional information on our investments in qualified affordable housing projects see Note 6—“Investment Securities" of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

As of June 30, 2017, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $201.5 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $323.4 million.

5.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Cash and due from banks (1)	$3,658,927	$2,476,588
Securities purchased under agreements to resell (2)	192,421	64,028
Other short-term investment securities	2,896	5,134
Total cash and cash equivalents	$3,854,244	$2,545,750

(1)
At June 30, 2017 and December 31, 2016, $1.8 billion and $1.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $1.2 billion and $721 million, respectively.

(2)
At June 30, 2017 and December 31, 2016, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $196 million and $66 million, respectively. None of these securities were sold or repledged as of June 30, 2017 and December 31, 2016.

6.	Investment Securities
Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and, (ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
The components of our available-for-sale investment securities portfolio at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$7,785,838	$19,443	$(3,599)	$7,801,682
U.S. agency debentures	1,917,475	11,355	(1,577)	1,927,253
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,925,216	3,885	(13,820)	1,915,281
Agency-issued collateralized mortgage obligations—variable rate	418,173	1,361	(147)	419,387
Equity securities	6,603	1,495	(649)	7,449
Total available-for-sale securities	$12,053,305	$37,539	$(19,792)	$12,071,052

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$8,880,358	$30,323	$(1,190)	$8,909,491
U.S. agency debentures	2,065,535	14,443	(1,603)	2,078,375
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,163,017	3,046	(13,398)	1,152,665
Agency-issued collateralized mortgage obligations—variable rate	474,238	685	(640)	474,283
Equity securities	5,635	748	(786)	5,597
Total available-for-sale securities	$12,588,783	$49,245	$(17,617)	$12,620,411

The following tables summarize our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. Treasury securities	$2,724,519	$(3,599)	$—	$—	$2,724,519	$(3,599)
U.S. agency debentures	762,920	(1,577)	—	—	762,920	(1,577)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	851,825	(7,849)	201,986	(5,971)	1,053,811	(13,820)
Agency-issued collateralized mortgage obligations—variable rate	6,185	(14)	69,706	(133)	75,891	(147)
Equity securities	3,561	(649)	—	—	3,561	(649)
Total temporarily impaired securities (1)	$4,349,010	$(13,688)	$271,692	$(6,104)	$4,620,702	$(19,792)

(1)
As of June 30, 2017, we identified a total of 184 investments that were in unrealized loss positions, of which 44 investments totaling $271.7 million with unrealized losses of $6.1 million have been in an impaired position for a period of time greater than 12 months. As of June 30, 2017, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of June 30, 2017, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the fixed income securities, carried at fair value, classified as available-for-sale as of June 30, 2017 by the remaining contractual principal maturities. For U.S. Treasury securities and U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	June 30, 2017
(Dollars in thousands)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$7,801,682	$2,144,571	$5,657,111	$—	$—
U.S. agency debentures	1,927,253	424,613	1,502,640	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,915,281	—	—	554,866	1,360,415
Agency-issued collateralized mortgage obligations—variable rate	419,387	—	—	—	419,387
Total	$12,063,603	$2,569,184	$7,159,751	$554,866	$1,779,802
Held-to-Maturity Securities

The components of our held-to-maturity investment securities portfolio at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$641,191	$7,553	$(1,291)	$647,453
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	4,170,585	12,047	(14,619)	4,168,013
Agency-issued collateralized mortgage obligations—fixed rate	3,240,643	853	(26,227)	3,215,269
Agency-issued collateralized mortgage obligations—variable rate	283,519	581	(57)	284,043
Agency-issued commercial mortgage-backed securities	1,386,455	2,507	(9,267)	1,379,695
Municipal bonds and notes	215,978	1,451	(1,398)	216,031
Total held-to-maturity securities	$9,938,371	$24,992	$(52,859)	$9,910,504

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$622,445	$7,840	$(1,198)	$629,087
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,896,179	6,919	(24,526)	2,878,572
Agency-issued collateralized mortgage obligations—fixed rate	3,362,598	788	(31,274)	3,332,112
Agency-issued collateralized mortgage obligations—variable rate	312,665	176	(1,339)	311,502
Agency-issued commercial mortgage-backed securities	1,151,363	1,237	(7,638)	1,144,962
Municipal bonds and notes	81,748	8	(1,853)	79,903
Total held-to-maturity securities	$8,426,998	$16,968	$(67,828)	$8,376,138

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

The following tables summarize our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
U.S. agency debentures	$63,160	$(1,291)	$—	$—	$63,160	$(1,291)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,242,392	(13,972)	20,690	(647)	2,263,082	(14,619)
Agency-issued collateralized mortgage obligations—fixed rate	2,719,351	(21,887)	201,313	(4,340)	2,920,664	(26,227)
Agency-issued collateralized mortgage obligations—variable rate	—	—	17,247	(57)	17,247	(57)
Agency-issued commercial mortgage-backed securities	1,166,556	(9,159)	13,658	(108)	1,180,214	(9,267)
Municipal bonds and notes	39,675	(345)	31,607	(1,053)	71,282	(1,398)
Total temporarily impaired securities (1)	$6,231,134	$(46,654)	$284,515	$(6,205)	$6,515,649	$(52,859)

(1)
As of June 30, 2017, we identified a total of 468 investments that were in unrealized loss positions, of which 97 investments totaling $284.5 million with unrealized losses of $6.2 million have been in an impaired position for a period of time greater than 12 months. As of June 30, 2017, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of June 30, 2017, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the held-to-maturity securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as held-to-maturity as of June 30, 2017. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	June 30, 2017
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency debentures	$641,191	$647,453	$—	$—	$75,321	$76,035	$565,870	$571,418	$—	$—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	4,170,585	4,168,013	—	—	288,094	287,229	66,949	66,539	3,815,542	3,814,245
Agency-issued collateralized mortgage obligations—fixed rate	3,240,643	3,215,269	—	—	—	—	150,940	149,193	3,089,703	3,066,076
Agency-issued collateralized mortgage obligations—variable rate	283,519	284,043	—	—	—	—	—	—	283,519	284,043
Agency-issued commercial mortgage-backed securities	1,386,455	1,379,695	—	—	—	—	—	—	1,386,455	1,379,695
Municipal bonds and notes	215,978	216,031	7,609	7,590	71,297	71,015	111,037	111,294	26,035	26,132
Total	$9,938,371	$9,910,504	$7,609	$7,590	$434,712	$434,279	$894,796	$898,444	$8,601,254	$8,570,191

Non-marketable and Other Securities
The components of our non-marketable and other investment securities portfolio at June 30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$135,438	$141,649
Other venture capital investments (2)	1,897	2,040
Other securities (fair value accounting) (3)	788	753
Non-marketable securities (equity method accounting) (4):
Venture capital and private equity fund investments	85,609	82,823
Debt funds	16,476	17,020
Other investments	113,322	123,514
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)	110,001	114,606
Other investments	26,758	27,700
Investments in qualified affordable housing projects, net (6)	140,381	112,447
Total non-marketable and other securities	$630,670	$622,552

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at June 30, 2017 and December 31, 2016 (fair value accounting):

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$16,841	12.6%	$18,459	12.6%
Capital Preferred Return Fund, LP	57,640	20.0	57,627	20.0
Growth Partners, LP	60,957	33.0	59,718	33.0
Other private equity fund (i)	—	—	5,845	58.2
Total venture capital and private equity fund investments	$135,438		$141,649

(i)
At December 31, 2016, we had a direct ownership interest of 41.5 percent in the other private equity fund and an indirect ownership interest of 12.6 percent through our ownership interest of Growth Partners, LP and an indirect ownership interest of 4.1 percent through our ownership interest of Capital Preferred Return Fund, LP. On January 3, 2017, the other private equity fund was closed resulting in an immaterial impact on the Company's financial statements for the six months ended June 30, 2017.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage at June 30, 2017 and December 31, 2016 (fair value accounting):

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
CP I, LP	$1,897	10.7%	$2,040	10.7%
Total other venture capital investments	$1,897		$2,040

(3)	Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds.

(4)	The following table shows the carrying value and our ownership percentage of each investment at June 30, 2017 and December 31, 2016 (equity method accounting):

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$6,797	8.6%	$7,720	8.6%
Strategic Investors Fund III, LP	19,443	5.9	20,449	5.9
Strategic Investors Fund IV, LP	25,398	5.0	24,530	5.0
Strategic Investors Fund V funds	13,557	Various	12,029	Various
CP II, LP (i)	7,623	5.1	7,798	5.1
Other venture capital and private equity fund investments	12,791	Various	10,297	Various
Total venture capital and private equity fund investments	$85,609		$82,823
Debt funds:
Gold Hill Capital 2008, LP (ii)	$13,159	15.5%	$13,557	15.5%
Other debt funds	3,317	Various	3,463	Various
Total debt funds	$16,476		$17,020
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$75,052	50.0%	$75,296	50.0%
Other investments	38,270	Various	48,218	Various
Total other investments	$113,322		$123,514

(i)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.

(ii)	Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(5)
Represents investments in 244 and 252 funds (primarily venture capital funds) at June 30, 2017 and December 31, 2016, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $110.0 million and $223.5 million, respectively, as of June 30, 2017. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $114.6 million and $221.7 million, respectively, as of December 31, 2016.

(6)
The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of “other liabilities” on our consolidated balance sheets at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Investments in qualified affordable housing projects, net	$140,381	$112,447
Other liabilities	86,545	58,095

The following table presents other information relating to our investments in qualified affordable housing projects for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Tax credits and other tax benefits recognized	$3,968	$4,066	$8,660	$8,132
Amortization expense included in provision for income taxes (i)	3,385	3,578	6,621	7,190

(i)	All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$418	$12,401	$1,093	$14,154
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	12,398	7,524	19,480	10,347
Other venture capital investments	—	5	—	13
Other securities (fair value accounting)	116	305	272	368
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	2,786	2,019	6,703	3,672
Debt funds	928	64	1,166	964
Other investments	779	3,190	1,521	4,041
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	6,870	5,514	10,029	7,852
Other investments	40	13	3,609	13
Total gross gains on investment securities	24,335	31,035	43,873	41,424
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(541)	(73)	(608)	(2,572)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(2,685)	(5,943)	(3,304)	(13,836)
Other venture capital investments	(143)	—	(143)	(38)
Other securities (fair value accounting)	(141)	(250)	(379)	(407)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	(129)	(466)	(312)	(4,021)
Debt funds	(246)	(284)	(915)	(329)
Other investments	(2,267)	(312)	(3,751)	(956)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	(543)	(270)	(655)	(441)
Other investments	(10)	(167)	(206)	(238)
Total gross losses on investment securities	(6,705)	(7,765)	(10,273)	(22,838)
Gains on investment securities, net	$17,630	$23,270	$33,600	$18,586

(1)
Includes realized gains (losses) on sales of available-for-sale equity securities that are recognized in the income statement. Unrealized gains (losses) on available-for-sale fixed income and equity securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)
For the three months ended June 30, 2017 and 2016, includes OTTI losses of $0.5 million from the declines in value for 8 of the 244 investments and $0.3 million from the declines in value for 10 of the 264 investments, respectively. For the six months ended June 30, 2017 and 2016, includes OTTI losses of $0.6 million for the declines in value for 13 of the 244 investments and $0.4 million for the declines in value for 18 of the 264 investments. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

7.	Loans, Allowance for Loan Losses and Allowance for Unfunded Credit Commitments
We serve a variety of commercial clients in the technology, life science/healthcare, private equity/venture capital and premium wine industries. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications, data, storage, and electronics), software/internet (such as infrastructure software, applications, software services, digital content and advertising technology), and energy and resource innovation (“ERI”). Because of the diverse nature of ERI products and services, for our loan-related reporting purposes, ERI-related loans are reported under our hardware, software/internet, life science/healthcare and other commercial loan categories, as applicable. Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Loans made to private equity/venture capital firm clients typically enable them to fund investments prior to their receipt of funds from capital calls. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality.
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
The composition of loans, net of unearned income of $127 million and $125 million at June 30, 2017 and December 31, 2016, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commercial loans:
Software/internet	$5,392,022	$5,627,031
Hardware	1,118,266	1,180,398
Private equity/venture capital	8,891,662	7,691,148
Life science/healthcare	1,698,617	1,853,004
Premium wine	210,909	200,156
Other	443,337	393,551
Total commercial loans	17,754,813	16,945,288
Real estate secured loans:
Premium wine (1)	694,060	678,166
Consumer loans (2)	2,127,901	1,926,968
Other	42,893	43,487
Total real estate secured loans	2,864,854	2,648,621
Construction loans	80,540	64,671
Consumer loans	276,259	241,364
Total loans, net of unearned income (3)	$20,976,466	$19,899,944

(1)	Included in our premium wine portfolio are gross construction loans of $107 million and $110 million at June 30, 2017 and December 31, 2016, respectively.

(2)	Consumer loans secured by real estate at June 30, 2017 and December 31, 2016 were comprised of the following:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Loans for personal residence	$1,837,491	$1,655,349
Loans to eligible employees	223,718	199,291
Home equity lines of credit	66,692	72,328
Consumer loans secured by real estate	$2,127,901	$1,926,968

(3)	Included within our total loan portfolio are credit card loans of $253 million and $224 million at June 30, 2017 and December 31, 2016, respectively.

Credit Quality
The composition of loans, net of unearned income of $127 million and $125 million at June 30, 2017 and December 31, 2016, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commercial loans:
Software/internet	$5,392,022	$5,627,031
Hardware	1,118,266	1,180,398
Private equity/venture capital	8,891,662	7,691,148
Life science/healthcare	1,698,617	1,853,004
Premium wine	904,969	878,322
Other	566,770	501,709
Total commercial loans	18,572,306	17,731,612
Consumer loans:
Real estate secured loans	2,127,901	1,926,968
Other consumer loans	276,259	241,364
Total consumer loans	2,404,160	2,168,332
Total loans, net of unearned income	$20,976,466	$19,899,944

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
June 30, 2017:
Commercial loans:
Software/internet	$8,524	$532	$79	$9,135	$5,303,770	$79
Hardware	4,654	47	5	4,706	1,096,455	5
Private equity/venture capital	48,132	7,012	—	55,144	8,846,984	—
Life science/healthcare	794	165	—	959	1,715,883	—
Premium wine	2,260	—	—	2,260	900,699	—
Other	85	270	—	355	571,425	—
Total commercial loans	64,449	8,026	84	72,559	18,435,216	84
Consumer loans:
Real estate secured loans	—	847	—	847	2,123,151	—
Other consumer loans	2	—	—	2	273,878	—
Total consumer loans	2	847	—	849	2,397,029	—
Total gross loans excluding impaired loans	64,451	8,873	84	73,408	20,832,245	84
Impaired loans	652	3,738	27,408	31,798	166,495
Total gross loans	$65,103	$12,611	$27,492	$105,206	$20,998,740	$84
December 31, 2016:
Commercial loans:
Software/internet	$37,087	$1,162	$6	$38,255	$5,507,575	$6
Hardware	5,591	36	27	5,654	1,118,065	27
Private equity/venture capital	689	—	—	689	7,747,222	—
Life science/healthcare	283	551	—	834	1,827,490	—
Premium wine	1,003	4	—	1,007	876,185	—
Other	34	300	—	334	504,021	—
Total commercial loans	44,687	2,053	33	46,773	17,580,558	33
Consumer loans:
Real estate secured loans	850	—	—	850	1,923,266	—
Other consumer loans	1,402	—	—	1,402	237,353	—
Total consumer loans	2,252	—	—	2,252	2,160,619	—
Total gross loans excluding impaired loans	46,939	2,053	33	49,025	19,741,177	33
Impaired loans	34,636	3,451	11,180	49,267	185,193	—
Total gross loans	$81,575	$5,504	$11,213	$98,292	$19,926,370	$33

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
June 30, 2017:
Commercial loans:
Software/internet	$98,970	$30,657	$129,627	$154,587
Hardware	29,396	624	30,020	35,251
Private equity/venture capital	308	—	308	308
Life science/healthcare	30,898	573	31,471	38,128
Premium wine	3,167	—	3,167	3,188
Other	408	—	408	1,408
Total commercial loans	163,147	31,854	195,001	232,870
Consumer loans:
Real estate secured loans	1,328	—	1,328	1,387
Other consumer loans	1,964	—	1,964	2,036
Total consumer loans	3,292	—	3,292	3,423
Total	$166,439	$31,854	$198,293	$236,293
December 31, 2016:
Commercial loans:
Software/internet	$121,658	$1,090	$122,748	$129,648
Hardware	65,395	—	65,395	70,683
Private equity/venture capital	—	—	—	—
Life science/healthcare	38,361	—	38,361	41,130
Premium wine	3,187	—	3,187	3,187
Other	867	—	867	867
Total commercial loans	229,468	1,090	230,558	245,515
Consumer loans:
Real estate secured loans	1,504	—	1,504	2,779
Other consumer loans	2,398	—	2,398	2,398
Total consumer loans	3,902	—	3,902	5,177
Total	$233,370	$1,090	$234,460	$250,692

The following tables summarize our average impaired loans, broken out by portfolio segment and class of financing receivable for the three and six months ended June 30, 2017 and 2016:

Three months ended June 30,	Average impaired loans		Interest income on impaired loans
(Dollars in thousands)	2017	2016	2017	2016
Commercial loans:
Software/internet	$136,374	$101,168	$711	$438
Hardware	29,771	23,221	510	442
Private equity/venture capital	327	—	3	—
Life science/healthcare	36,033	33,324	191	—
Premium wine	3,221	2,040	38	18
Other	708	5,485	—	7
Total commercial loans	206,434	165,238	1,453	905
Consumer loans:
Real estate secured loans	1,360	127	—	—
Other consumer loans	1,679	786	—	11
Total consumer loans	3,039	913	—	11
Total average impaired loans	$209,473	$166,151	$1,453	$916

Six months ended June 30,	Average impaired loans		Interest income on impaired loans
(Dollars in thousands)	2017	2016	2017	2016
Commercial loans:
Software/internet	$123,145	$95,268	$938	$763
Hardware	31,940	23,824	943	749
Private equity/venture capital	342	—	5	—
Life science/healthcare	37,488	36,507	291	—
Premium wine	3,217	2,106	76	35
Other	885	4,669	—	15
Total commercial loans	197,017	162,374	2,253	1,562
Consumer loans:
Real estate secured loans	1,424	131	—	—
Other consumer loans	1,914	410	—	11
Total consumer loans	3,338	541	—	11
Total average impaired loans	$200,355	$162,915	$2,253	$1,573

The following tables summarize the activity relating to our allowance for loan losses for the three and six months ended June 30, 2017 and 2016, broken out by portfolio segment:

Three months ended June 30, 2017	Beginning Balance March 31, 2017	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance June 30, 2017
(Dollars in thousands)
Commercial loans:
Software/internet	$109,502	$(19,401)	$1,236	$1,527	$73	$92,937
Hardware	23,284	(249)	77	4,474	214	27,800
Private equity/venture capital	57,078	—	—	9,263	444	66,785
Life science/healthcare	31,542	(4,678)	8	819	39	27,730
Premium wine	4,343	—	—	(1,155)	(55)	3,133
Other	4,377	(753)	180	316	15	4,135
Total commercial loans	230,126	(25,081)	1,501	15,244	730	222,520
Total consumer loans	13,004	—	1,034	(59)	(3)	13,976
Total allowance for loan losses	$243,130	$(25,081)	$2,535	$15,185	$727	$236,496

Three months ended June 30, 2016	Beginning Balance March 31, 2016	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance June 30, 2016
(Dollars in thousands)
Commercial loans:
Software/internet	$106,898	$(18,055)	$260	$16,215	$(1,089)	$104,229
Hardware	23,836	(2,015)	183	2,003	(136)	23,871
Private equity/venture capital	43,686	—	—	6,562	(441)	49,807
Life science/healthcare	30,285	(606)	185	12,853	(865)	41,852
Premium wine	5,244	—	—	(465)	31	4,810
Other	9,547	—	599	(714)	48	9,480
Total commercial loans	219,496	(20,676)	1,227	36,454	(2,452)	234,049
Total consumer loans	10,753	—	34	(121)	8	10,674
Total allowance for loan losses	$230,249	$(20,676)	$1,261	$36,333	$(2,444)	$244,723

Six months ended June 30, 2017	Beginning Balance December 31, 2016	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance June 30, 2017
(Dollars in thousands)
Commercial loans:
Software/internet	$97,388	$(27,381)	$2,407	$20,246	$277	$92,937
Hardware	31,166	(4,273)	344	394	169	27,800
Private equity/venture capital	50,299	—	—	15,969	517	66,785
Life science/healthcare	25,446	(6,410)	44	8,527	123	27,730
Premium wine	4,115	—	—	(929)	(53)	3,133
Other	4,768	(1,047)	477	(74)	11	4,135
Total commercial loans	213,182	(39,111)	3,272	44,133	1,044	222,520
Consumer loans	12,184	—	1,055	731	6	13,976
Total allowance for loan losses	$225,366	$(39,111)	$4,327	$44,864	$1,050	$236,496

Six months ended June 30, 2016	Beginning Balance December 31, 2015	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance June 30, 2016
(Dollars in thousands)
Commercial loans:
Software/internet	$103,045	$(40,216)	$4,220	$37,847	$(667)	$104,229
Hardware	23,085	(3,501)	422	3,962	(97)	23,871
Private equity/venture capital	35,282	—	—	14,805	(280)	49,807
Life science/healthcare	36,576	(3,001)	676	8,550	(949)	41,852
Premium wine	5,205	—	—	(426)	31	4,810
Other	4,252	(30)	673	4,431	154	9,480
Total commercial loans	207,445	(46,748)	5,991	69,169	(1,808)	234,049
Consumer loans	10,168	(102)	83	505	20	10,674
Total allowance for loan losses	$217,613	$(46,850)	$6,074	$69,674	$(1,788)	$244,723

The following table summarizes the activity relating to our allowance for unfunded credit commitments for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$46,335	$34,541	$45,265	$34,415
Provision for unfunded credit commitments	621	413	1,676	547
Foreign currency translation adjustments	44	(65)	59	(73)
Ending balance (1)	$47,000	$34,889	$47,000	$34,889

(1)
See Note 12—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional disclosures related to our commitments to extend credit.

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of June 30, 2017 and December 31, 2016, broken out by portfolio segment:

	June 30, 2017				December 31, 2016
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software/internet	$30,291	$129,627	$62,646	$5,262,395	$28,245	$122,748	$69,143	$5,504,283
Hardware	5,329	30,020	22,471	1,088,246	9,995	65,395	21,171	1,115,003
Private equity/venture capital	31	308	66,754	8,891,354	—	—	50,299	7,691,148
Life science/healthcare	11,223	31,471	16,507	1,667,146	8,709	38,361	16,737	1,814,643
Premium wine	290	3,167	2,843	901,802	520	3,187	3,595	875,135
Other	270	408	3,865	566,362	233	867	4,535	500,842
Total commercial loans	47,434	195,001	175,086	18,377,305	47,702	230,558	165,480	17,501,054
Total consumer loans	936	3,292	13,040	2,400,868	1,123	3,902	11,061	2,164,430
Total	$48,370	$198,293	$188,126	$20,778,173	$48,825	$234,460	$176,541	$19,665,484

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
The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Pass	Performing (Criticized)	Performing Impaired (Criticized)	Nonperforming Impaired (Nonaccrual)	Total
June 30, 2017:
Commercial loans:
Software/internet	$4,922,821	$390,084	$42,413	$87,214	$5,442,532
Hardware	952,429	148,732	23,710	6,310	1,131,181
Private equity/venture capital	8,896,099	6,029	308	—	8,902,436
Life science/healthcare	1,576,136	140,706	8,972	22,499	1,748,313
Premium wine	888,305	14,654	2,718	449	906,126
Other	550,943	20,837	—	408	572,188
Total commercial loans	17,786,733	721,042	78,121	116,880	18,702,776
Consumer loans:
Real estate secured loans	2,112,234	11,764	—	1,328	2,125,326
Other consumer loans	273,405	475	—	1,964	275,844
Total consumer loans	2,385,639	12,239	—	3,292	2,401,170
Total gross loans	$20,172,372	$733,281	$78,121	$120,172	$21,103,946
December 31, 2016:
Commercial loans:
Software/internet	$4,924,923	$620,907	$46,143	$76,605	$5,668,578
Hardware	985,889	137,830	58,814	6,581	1,189,114
Private equity/venture capital	7,747,317	594	—	—	7,747,911
Life science/healthcare	1,707,499	120,825	6,578	31,783	1,866,685
Premium wine	865,354	11,838	2,696	491	880,379
Other	480,845	23,510	464	403	505,222
Total commercial loans	16,711,827	915,504	114,695	115,863	17,857,889
Consumer loans:
Real estate secured loans	1,914,512	9,604	—	1,504	1,925,620
Other consumer loans	238,256	499	786	1,612	241,153
Total consumer loans	2,152,768	10,103	786	3,116	2,166,773
Total gross loans	$18,864,595	$925,607	$115,481	$118,979	$20,024,662

Troubled Debt Restructurings
As of June 30, 2017 we had 18 TDRs with a total carrying value of $102.2 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were $1.4 million of unfunded commitments available for funding to the clients associated with these TDRs as of June 30, 2017.
The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Loans modified in TDRs:
Commercial loans:
Software/internet	$67,518	$52,646
Hardware	5,582	14,870
Life science/healthcare	25,385	24,176
Premium wine	3,304	3,194
Other	—	387
Total commercial loans	101,789	95,273
Consumer loans:
Other consumer loans	436	786
Total	$102,225	$96,059
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Loans modified in TDRs during the period:
Commercial loans:
Software/internet	$16,135	$4,402	$22,242	$5,525
Life science/healthcare	4,588	—	4,588	—
Premium wine	190	—	190	506
Total commercial loans	20,913	4,402	27,020	6,031
Consumer loans:
Other consumer loans	—	786	—	786
Total loans modified in TDRs during the period (1)	$20,913	$5,188	$27,020	$6,817

(1)
There were $12.5 million and $15.1 million of partial charge-offs during the three and six months ended June 30, 2017, respectively, and $0.5 million and $4.3 million of partial charge-offs during the three and six months ended June 30, 2016, respectively.

During the three and six months ended June 30, 2017 all new TDRs of $20.9 million and $27.0 million, respectively, were modified through payment deferrals granted to our clients.
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

The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software/internet	$—	$1,474	$—	$1,474
Premium wine	190	506	190	506
Total TDRs modified within the previous 12 months that defaulted in the period	$190	$1,980	$190	$1,980
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of June 30, 2017.

8.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at June 30, 2017 and December 31, 2016:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at June 30, 2017	June 30, 2017	December 31, 2016
Short-term borrowings:
Short-term FHLB advances		$—	$—	$500,000
Other short-term borrowings	(1)	470	470	12,668
Total short-term borrowings			$470	$512,668
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$347,140	$346,979
5.375% Senior Notes	September 15, 2020	350,000	347,883	347,586
6.05% Subordinated Notes (2)	June 1, 2017	—	—	46,646
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	54,406	54,493
Total long-term debt			$749,429	$795,704

(1)	Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.

(2)
Our 6.05% Subordinated Notes were repaid on June 1, 2017 and therefore, the interest rate swap agreement related to this issuance was terminated upon repayment of the 6.05% Subordinated Notes. At December 31, 2016, included in the carrying value of our 6.05% Subordinated Notes were $0.8 million related to hedge accounting associated with the notes.

Interest expense related to short-term borrowings and long-term debt was $9.0 million and $18.3 million for the three and six months ended June 30, 2017, respectively, and $9.4 million and $18.4 million for the three and six months ended June 30, 2016, respectively. Interest expense is net of the hedge accounting impact from our interest rate swap agreement related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings was 1.06 percent as of June 30, 2017 and 0.59 percent as of December 31, 2016.

Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using high-quality fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of June 30, 2017, we did not have any borrowings outstanding against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The fair value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. Treasury securities) at June 30, 2017 totaled $1.7 billion, all of which was unused and available to support additional borrowings. The fair value of collateral pledged at the discount window of the Federal Reserve Bank at June 30, 2017 totaled $0.8 billion, all of which was unused and available to support additional borrowings.

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
Interest Rate Risk
Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 6.05% Subordinated Notes, we entered into a fixed-for-floating interest rate swap agreement at the time of debt issuance based upon LIBOR with matched-terms. The net cash benefit associated with our interest rate swap is recorded as a reduction in “Interest expense—Borrowings,” a component of net interest income. The fair value of our interest rate swaps is calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Changes in fair value of the interest rate swaps are reflected in either other assets (for swaps in an asset position) or other liabilities (for swaps in a liability position). On June 1, 2017, our interest rate swap was terminated upon repayment of the 6.05% Subordinated Notes.
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

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at June 30, 2017 and December 31, 2016 were as follows:

		June 30, 2017				December 31, 2016
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$—	$—	$—	$—	$45,964	$810	$89	$721
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	—	—	—	—	219,950	3,057	—	3,057
Foreign exchange forwards	Other liabilities	293,721	(2,336)	—	(2,336)	54,338	(968)	—	(968)
Net exposure			(2,336)	—	(2,336)		2,089	—	2,089
Other derivative instruments:
Equity warrant assets	Other assets	215,655	131,750	—	131,750	211,434	131,123	—	131,123
Other derivatives:
Client foreign exchange forwards	Other assets	1,934,019	76,882	470	76,412	1,251,308	54,587	12,579	42,008
Client foreign exchange forwards	Other liabilities	1,930,994	(68,865)	—	(68,865)	1,068,991	(43,317)	—	(43,317)
Client foreign currency options	Other assets	606,926	4,961	—	4,961	775,000	10,383	—	10,383
Client foreign currency options	Other liabilities	606,930	(4,969)	—	(4,969)	775,000	(10,383)	—	(10,383)
Client interest rate derivatives	Other assets	631,690	11,655	—	11,655	583,511	10,110	—	10,110
Client interest rate derivatives	Other liabilities	675,539	(11,765)	—	(11,765)	627,639	(9,770)	—	(9,770)
Net exposure			7,899	470	7,429		11,610	12,579	(969)
Net			$137,313	$470	$136,843		$145,632	$12,668	$132,964

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of June 30, 2017 remain at investment grade or higher and there were no material changes in their credit ratings during the three and six months ended June 30, 2017.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and six months ended June 30, 2017 and 2016 is as follows:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Statement of income location	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$381	$590	$935	$1,199
Changes in fair value of interest rate swaps	Other noninterest income	(6)	(13)	(7)	(30)
Net gains associated with interest rate risk derivatives		$375	$577	$928	$1,169
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on revaluations of internal foreign currency instruments, net	Other noninterest income	$14,596	$(5,307)	$18,704	$(2,816)
(Losses) gains on internal foreign exchange forward contracts, net	Other noninterest income	(14,554)	3,923	(17,799)	1,715
Net gains (losses) associated with internal currency risk		$42	$(1,384)	$905	$(1,101)
Other derivative instruments:
Gains (losses) on revaluations of client foreign currency instruments, net	Other noninterest income	$2,375	$(133)	$5,129	$3,521
(Losses) gains on client foreign exchange forward contracts, net	Other noninterest income	(2,190)	68	(4,479)	(5,586)
Net gains (losses) associated with client currency risk		$185	$(65)	$650	$(2,065)
Net gains on equity warrant assets	Gains on equity warrant assets, net	$10,820	$5,089	$17,510	$11,695
Net losses on other derivatives	Other noninterest income	$(210)	$(269)	$(486)	$(690)
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.

The following table summarizes our assets subject to enforceable master netting arrangements as of June 30, 2017 and December 31, 2016:

	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
(Dollars in thousands)				Financial Instruments	Cash Collateral Received
June 30, 2017
Derivative Assets:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign exchange forwards	76,882	—	76,882	(24,960)	(470)	51,452
Foreign currency options	4,961	—	4,961	(419)	—	4,542
Client interest rate derivatives	11,655	—	11,655	(11,638)	—	17
Total derivative assets	93,498	—	93,498	(37,017)	(470)	56,011
Reverse repurchase, securities borrowing, and similar arrangements	192,421	—	192,421	(192,421)	—	—
Total	$285,919	$—	$285,919	$(229,438)	$(470)	$56,011
December 31, 2016
Derivative Assets:
Interest rate swaps	$810	$—	$810	$(721)	$(89)	$—
Foreign exchange forwards	57,644	—	57,644	(22,738)	(12,579)	22,327
Foreign currency options	10,383	—	10,383	(8,806)	—	1,577
Client interest rate derivatives	10,110	—	10,110	(10,091)	—	19
Total derivative assets	78,947	—	78,947	(42,356)	(12,668)	23,923
Reverse repurchase, securities borrowing, and similar arrangements	64,028	—	64,028	(64,028)	—	—
Total	$142,975	$—	$142,975	$(106,384)	$(12,668)	$23,923
The following table summarizes our liabilities subject to enforceable master netting arrangements as of June 30, 2017 and December 31, 2016:

	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged
June 30, 2017
Derivative Liabilities:
Foreign exchange forwards	$71,201	$—	$71,201	$(50,275)	$—	$20,926
Foreign currency options	4,969	—	4,969	(4,550)	—	419
Client interest rate derivatives	11,765	—	11,765	(11,765)	—	—
Total derivative liabilities	87,935	—	87,935	(66,590)	—	21,345
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$87,935	$—	$87,935	$(66,590)	$—	$21,345
December 31, 2016
Derivative Liabilities:
Foreign exchange forwards	$44,285	$—	$44,285	$(17,964)	$—	$26,321
Foreign currency options	10,383	—	10,383	(1,585)	—	8,798
Client interest rate derivatives	9,770	—	9,770	(9,770)	—	—
Total derivative liabilities	64,438	—	64,438	(29,319)	—	35,119
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$64,438	$—	$64,438	$(29,319)	$—	$35,119

10.	Other Noninterest Income and Other Noninterest Expense
A summary of other noninterest income for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Fund management fees	$5,536	$4,298	$10,705	$8,918
Service-based fee income	1,496	2,148	3,391	4,240
Gains (losses) on revaluation of client foreign currency instruments, net (1)	2,375	(133)	5,129	3,521
(Losses) gains on client foreign exchange forward contracts, net (1)	(2,190)	68	(4,479)	(5,586)
Gains (losses) on revaluation of internal foreign currency instruments, net (2)	14,596	(5,307)	18,704	(2,816)
(Losses) gains on internal foreign exchange forward contracts, net (2)	(14,554)	3,923	(17,799)	1,715
Other (3)	5,552	4,966	9,581	7,641
Total other noninterest income	$12,811	$9,963	$25,232	$17,633

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

(3)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income, incentive fees related to carried interest and other fee income.
A summary of other noninterest expense for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Lending and other client related processing costs	$6,332	$3,541	$11,871	$7,836
Telephone	2,671	2,416	5,374	4,649
Data processing services	2,428	2,387	5,010	4,216
Dues and publications	677	647	1,472	1,449
Postage and supplies	652	784	1,401	1,574
Other	7,639	4,191	11,478	9,035
Total other noninterest expense	$20,399	$13,966	$36,606	$28,759

11.	Segment Reporting
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

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.

Our segment information for the three and six months ended June 30, 2017 and 2016 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Three months ended June 30, 2017
Net interest income	$311,051	$14,742	$16	$16,887	$342,696
Provision for credit losses	(14,856)	(329)	—	(621)	(15,806)
Noninterest income	83,904	536	15,019	29,069	128,528
Noninterest expense (3)	(175,963)	(4,050)	(6,192)	(65,041)	(251,246)
Income (loss) before income tax expense (4)	$204,136	$10,899	$8,843	$(19,706)	$204,172
Total average loans, net of unearned income	$17,907,635	$2,365,464	$—	$235,442	$20,508,541
Total average assets (5)	45,483,372	2,397,188	355,292	(686,488)	47,549,364
Total average deposits	40,477,823	1,302,890	—	357,933	42,138,646
Three months ended June 30, 2016
Net interest income (expense)	$254,680	$13,538	$(52)	$15,170	$283,336
(Provision for) reduction of credit losses	(36,454)	121	—	(413)	(36,746)
Noninterest income	77,310	762	11,420	23,284	112,776
Noninterest expense (3)	(147,960)	(2,954)	(3,684)	(45,341)	(199,939)
Income (loss) before income tax expense (4)	$147,576	$11,467	$7,684	$(7,300)	$159,427
Total average loans, net of unearned income	$16,026,605	$1,986,659	$—	$185,995	$18,199,259
Total average assets (5)	40,703,091	2,007,009	331,500	328,430	43,370,030
Total average deposits	36,690,002	1,115,599	—	354,358	38,159,959
Six months ended June 30, 2017
Net interest income (expense)	$586,929	$28,352	$16	$37,392	$652,689
Provision for credit losses	(43,745)	(1,119)	—	(1,676)	(46,540)
Noninterest income	163,423	1,254	31,794	49,716	246,187
Noninterest expense (3)	(348,337)	(7,968)	(9,664)	(122,910)	(488,879)
Income (loss) before income tax expense (4)	$358,270	$20,519	$22,146	$(37,478)	$363,457
Total average loans, net of unearned income	$17,778,065	$2,305,723	$—	$206,353	$20,290,141
Total average assets (5)	44,193,023	2,335,350	364,036	(460,999)	46,431,410
Total average deposits	39,393,219	1,319,776	—	341,618	41,054,613
Six months ended June 30, 2016
Net interest income (expense)	$510,858	$27,210	$(52)	$26,741	$564,757
Provision for credit losses	(69,169)	(505)	—	(547)	(70,221)
Noninterest income	152,069	1,389	13,873	31,579	198,910
Noninterest expense (3)	(302,747)	(6,359)	(7,597)	(87,135)	(403,838)
Income (loss) before income tax expense (4)	$291,011	$21,735	$6,224	$(29,362)	$289,608
Total average loans, net of unearned income	$15,473,170	$1,929,239	$—	$203,438	$17,605,847
Total average assets (5)	41,118,263	1,933,123	340,256	388,468	43,780,110
Total average deposits	37,263,823	1,123,167	—	327,054	38,714,044

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within “Other Items”.

(2)
The “Other Items” column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income consists primarily of interest earned from our fixed income investment portfolio, net of FTP. Noninterest income consists primarily of gains on equity warrant assets and gains on the sale of fixed income securities. Noninterest expense consists primarily of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses.

(3)
The Global Commercial Bank segment includes direct depreciation and amortization of $7.1 million and $6.2 million for the three months ended June 30, 2017 and 2016, respectively, and $13.2 million and $11.9 million for the six months ended June 30, 2017 and 2016, respectively.

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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,456,230	$1,475,179
Variable interest rate commitments	13,553,340	13,572,161
Total loan commitments available for funding	15,009,570	15,047,340
Commercial and standby letters of credit (2)	1,777,237	1,695,856
Total unfunded credit commitments	$16,786,807	$16,743,196
Commitments unavailable for funding (3)	$1,999,306	$1,719,524
Maximum lending limits for accounts receivable factoring arrangements (4)	773,742	725,395
Allowance for unfunded credit commitments (5)	47,000	45,265

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our allowance for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at June 30, 2017. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$1,604,367	$61,330	$1,665,697	$1,665,697
Performance standby letters of credit	93,671	8,473	102,144	102,144
Commercial letters of credit	9,396	—	9,396	9,396
Total	$1,707,434	$69,803	$1,777,237	$1,777,237

Deferred fees related to financial and performance standby letters of credit were $10 million at both June 30, 2017 and December 31, 2016. At June 30, 2017, collateral in the form of cash of $888 million was available to us to reimburse losses, if any, under financial and performance standby letters of credit.
Commitments to Invest in Venture Capital and Private Equity Funds
Subject to applicable regulatory requirements, including the Volcker Rule, we make commitments to invest in venture capital and private equity funds, which generally makes investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at June 30, 2017:

(Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (3)
CP I, LP	$6,000	$270	10.7%
CP II, LP (1)	1,200	162	5.1
Shanghai Yangpu Venture Capital Fund (LP)	842	—	6.8
Strategic Investors Fund, LP	15,300	688	12.6
Strategic Investors Fund II, LP	15,000	1,050	8.6
Strategic Investors Fund III, LP	15,000	1,275	5.9
Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V funds	515	130	Various
Capital Preferred Return Fund, LP	12,688	—	20.0
Growth Partners, LP	24,670	1,340	33.0
Debt funds (equity method accounting)	58,493	—	Various
Other fund investments (2)	303,662	2,318	Various
Total	$465,609	$9,558

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in Strategic Investors Fund II, LP.

(2)	Represents commitments to 250 funds (primarily venture capital funds) where our ownership interest is generally less than five percent of the voting interests of each such fund.

(3)
We are subject to the Volcker Rule, which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Item 1 of Part I of our 2016 Form 10-K.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at June 30, 2017:

(Dollars in thousands)	Unfunded Commitments
Strategic Investors Fund, LP	$1,338
Capital Preferred Return Fund, LP	2,335
Growth Partners, LP	2,936
Total	$6,609

13.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and California tax returns as major tax filings. Our U.S. federal tax returns for 2013 and subsequent years remain open to full examination. Our California tax returns for 2012 and subsequent years remain open to full examination.

At June 30, 2017, our unrecognized tax benefit was $5.8 million, the recognition of which would reduce our income tax expense by $3.8 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three and six months ended June 30, 2017.

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
Equity warrant assets (private portfolio): Fair value measurements of equity warrant assets of private portfolio companies are priced based on a Black-Scholes option pricing model to estimate the asset value by using stated strike prices, option expiration dates, risk-free interest rates and option volatility assumptions. Option volatility assumptions used in the model are based on public market indices whose members operate in similar industries as companies in our private company portfolio. Option expiration dates are modified to account for estimates to actual life relative to stated expiration. Overall model asset values are further adjusted for a general lack of liquidity due to the private nature of the associated underlying company. There is a direct correlation between changes in the volatility and remaining life assumptions in isolation and the fair value measurement while there is an inverse correlation between changes in the liquidity discount assumption and the fair value measurement.
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
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2017
Assets:
Available-for-sale securities:
U.S. Treasury securities	$7,801,682	$—	$—	$7,801,682
U.S. agency debentures	—	1,927,253	—	1,927,253
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	—	1,915,281	—	1,915,281
Agency-issued collateralized mortgage obligations—variable rate	—	419,387	—	419,387
Equity securities	146	7,303	—	7,449
Total available-for-sale securities	7,801,828	4,269,224	—	12,071,052
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	135,438
Other venture capital investments (1)	—	—	1,897	1,897
Other securities (1)	788	—	—	788
Total non-marketable and other securities (fair value accounting)	788	—	1,897	138,123
Other assets:
Foreign exchange forward and option contracts	—	81,843	—	81,843
Equity warrant assets	—	2,798	128,952	131,750
Client interest rate derivatives	—	11,655	—	11,655
Total assets	$7,802,616	$4,365,520	$130,849	$12,434,423
Liabilities:
Foreign exchange forward and option contracts	$—	$76,170	$—	$76,170
Client interest rate derivatives	—	11,765	—	11,765
Total liabilities	$—	$87,935	$—	$87,935

(1)
Included in Level 1 and Level 3 assets are $0.7 million and $1.7 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2016
Assets:
Available-for-sale securities:
U.S. Treasury securities	$8,909,491	$—	$—	$8,909,491
U.S. agency debentures	—	2,078,375	—	2,078,375
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	—	1,152,665	—	1,152,665
Agency-issued collateralized mortgage obligations—variable rate	—	474,283	—	474,283
Equity securities	175	5,422	—	5,597
Total available-for-sale securities	8,909,666	3,710,745	—	12,620,411
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	141,649
Other venture capital investments (1)	—	—	2,040	2,040
Other securities (1)	753	—	—	753
Total non-marketable and other securities (fair value accounting)	753	—	2,040	144,442
Other assets:
Interest rate swaps	—	810	—	810
Foreign exchange forward and option contracts	—	68,027	—	68,027
Equity warrant assets	—	2,310	128,813	131,123
Client interest rate derivatives	—	10,110	—	10,110
Total assets	$8,910,419	$3,792,002	$130,853	$12,974,923
Liabilities:
Foreign exchange forward and option contracts	$—	$54,668	$—	$54,668
Client interest rate derivatives	—	9,770	—	9,770
Total liabilities	$—	$64,438	$—	$64,438

(1)
Included in Level 1 and Level 3 assets are $0.6 million and $1.8 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2017 and 2016:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Sales	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Three months ended June 30, 2017
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$2,040	$(143)	$—	$—	$—	$—	$1,897
Other assets:
Equity warrant assets (2)	122,199	10,586	(6,500)	3,419	—	(752)	128,952
Total assets	$124,239	$10,443	$(6,500)	$3,419	$—	$(752)	$130,849
Three months ended June 30, 2016
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$2,040	$5	$—	$—	$(5)	$—	$2,040
Other assets:
Equity warrant assets (2)	128,982	4,843	(8,178)	2,218	—	(54)	127,811
Total assets	$131,022	$4,848	$(8,178)	$2,218	$(5)	$(54)	$129,851
Six months ended June 30, 2017
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$2,040	$(143)	$—	$—	$—	$—	$1,897
Other assets:
Equity warrant assets (2)	128,813	17,195	(23,586)	7,449	—	(919)	128,952
Total assets	$130,853	$17,052	$(23,586)	$7,449	$—	$(919)	$130,849
Six months ended June 30, 2016
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$2,040	$(25)	$—	$—	$25	$—	$2,040
Other assets:
Equity warrant assets (2)	135,168	12,022	(23,594)	4,592	—	(377)	127,811
Total assets	$137,208	$11,997	$(23,594)	$4,592	$25	$(377)	$129,851

(1)	Realized and unrealized gains (losses) are recorded in the line item “Gains on investment securities, net”, a component of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net”, a component of noninterest income.

The following table presents the amount of net unrealized gains and losses included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$(143)	$—	$(143)	$—
Other assets:
Equity warrant assets (2)	7,984	7,624	7,440	8,856
Total unrealized gains, net	$7,841	$7,624	$7,297	$8,856
Unrealized losses attributable to noncontrolling interests	$(127)	$—	$(127)	$—

(1)	Unrealized gains (losses) are recorded in the line item “Gains on investment securities, net”, a component of noninterest income.

(2)	Unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net”, a component of noninterest income.
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at June 30, 2017 and December 31, 2016. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
June 30, 2017:
Other venture capital investments (fair value accounting)	$1,897	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	683	Black-Scholes option pricing model	Volatility	40.2%
			Risk-Free interest rate	2.1
			Sales restrictions discount (2)	15.8
Equity warrant assets (private portfolio)	128,269	Black-Scholes option pricing model	Volatility	36.7
			Risk-Free interest rate	1.4
			Marketability discount (3)	16.7
			Remaining life assumption (4)	45.0
December 31, 2016:
Other venture capital investments (fair value accounting)	$2,040	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	764	Black-Scholes option pricing model	Volatility	46.6%
			Risk-Free interest rate	2.1
			Sales restrictions discount (2)	17.7
Equity warrant assets (private portfolio)	128,049	Black-Scholes option pricing model	Volatility	36.9
			Risk-Free interest rate	1.3
			Marketability discount (3)	17.1
			Remaining life assumption (4)	45.0

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

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At June 30, 2017, the weighted average contractual remaining term was 5.8 years, compared to our estimated remaining life of 2.6 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three and six months ended June 30, 2017 and 2016, we did not have any transfers between Level 2 and Level 1 or transfers between Level 3 and Level 1. All transfers from Level 3 to Level 2 for the three and six months ended June 30, 2017 and 2016 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Letters of credit are carried at their fair value, which was equivalent to the residual premium or fee at June 30, 2017 and December 31, 2016. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.
The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at June 30, 2017 and December 31, 2016:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
June 30, 2017:
Financial assets:
Cash and cash equivalents	$3,854,244	$3,854,244	$3,854,244	$—	$—
Held-to-maturity securities	9,938,371	9,910,504	—	9,910,504	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	121,137	125,649	—	—	125,649
Non-marketable securities (cost and equity method accounting) measured at net asset value	231,029	344,498	—	—	—
Net commercial loans	18,350,194	18,659,199	—	—	18,659,199
Net consumer loans	2,389,776	2,413,582	—	—	2,413,582
FHLB and Federal Reserve Bank stock	58,012	58,012	—	—	58,012
Accrued interest receivable	119,945	119,945	—	119,945	—
Financial liabilities:
Other short-term borrowings	470	470	470	—	—
Non-maturity deposits (1)	42,406,314	42,406,314	42,406,314	—	—
Time deposits	58,977	58,794	—	58,794	—
3.50% Senior Notes	347,140	346,304	—	346,304	—
5.375% Senior Notes	347,883	381,609	—	381,609	—
7.0% Junior Subordinated Debentures	54,406	54,744	—	54,744	—
Accrued interest payable	11,884	11,884	—	11,884	—
Off-balance sheet financial assets:
Commitments to extend credit	—	21,848	—	—	21,848
December 31, 2016:
Financial assets:
Cash and cash equivalents	$2,545,750	$2,545,750	$2,545,750	$—	$—
Held-to-maturity securities	8,426,998	8,376,138	—	8,376,138	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	120,037	127,343	—	—	127,343
Non-marketable securities (cost and equity method accounting) measured at net asset value	245,626	353,870	—	—	—
Net commercial loans	17,518,430	17,811,356	—	—	17,811,356
Net consumer loans	2,156,148	2,199,501	—	—	2,199,501
FHLB and Federal Reserve Bank stock	57,592	57,592	—	—	57,592
Accrued interest receivable	111,222	111,222	—	111,222	—
Financial liabilities:
Short-term FHLB advances	500,000	500,000	500,000	—	—
Other short-term borrowings	12,668	12,668	12,668	—	—
Non-maturity deposits (1)	38,923,750	38,923,750	38,923,750	—	—
Time deposits	56,118	55,949	—	55,949	—
3.50% Senior Notes	346,979	337,600	—	337,600	—
5.375% Senior Notes	347,586	378,777	—	378,777	—
6.05% Subordinated Notes (2)	46,646	47,489	—	47,489	—
7.0% Junior Subordinated Debentures	54,493	53,140	—	53,140	—
Accrued interest payable	12,013	12,013	—	12,013	—
Off-balance sheet financial assets:
Commitments to extend credit	—	22,074	—	—	22,074

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(2)
At December 31, 2016, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was an interest rate swap valued at $0.8 million related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of June 30, 2017:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$135,438	$135,438	$6,609
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	85,609	85,609	4,943
Debt funds (2)	16,476	16,476	—
Other investments (2)	18,943	18,943	—
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	110,001	223,470	8,374
Total	$366,467	$479,936	$19,926

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $100.6 million and $5.0 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

(2)
Venture capital and private equity fund investments, debt funds, and other fund investments within non-marketable securities (equity and cost method accounting) include funds that invest in or lend money to primarily U.S. and global technology and life science/healthcare companies. It is estimated that we will receive distributions from the funds over the next 5 to 8 years, depending on the age of the funds and any potential extensions of the terms of the funds.

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
We have no material related party transactions requiring disclosure. In the ordinary course of business, the Bank may extend credit to related parties, including executive officers, directors, principal shareholders and their related interests. Additionally, we provide real estate secured loans to eligible employees through our EHOP. For additional details, see Note 16—“Employee Compensation and Benefit Plans" under Part II, Item 8 of our 2016 Form 10-K.

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

•	Our overall investment plans and strategies; the realization, timing, valuation and performance of our equity or other investments;

•	The levels of public offerings, mergers and acquisitions and venture capital investment activity of our clients that may impact the borrowing needs of our clients;

•	The occurrence of fraudulent activity, including breaches of our information security or cyber security-related incidents;

•	Business disruptions and interruptions due to natural disasters and other external events;

•	The impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;

•	Expansion of our business internationally, and the impact of international market and economic events on us;

•	The impact of governmental policy, legal requirements and regulations, including the Dodd-Frank Act, Federal Reserve and other regulatory requirements;

•	The impact of lawsuits and claims, as well as, legal or regulatory proceedings;

•	Changes in accounting standards and tax laws;

•	The levels of equity capital available to our client or portfolio companies;

•	The effectiveness of our risk management framework and quantitative models;

•	The sale of impaired assets;

•	Our ability to maintain or increase our market share, including through successfully implementing our business strategy and undertaking new business initiatives; and

•	Other factors as discussed in “Risk Factors” under Part I, Item 1A in our 2016 Form 10-K.

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
Management’s Overview of Second Quarter 2017 Performance
Overall, we had a strong second quarter in 2017, which was marked by higher net interest income, increased warrant gains, strong total client funds growth, healthy loan growth and solid credit quality. Additionally, we saw higher noninterest expense, primarily from increased compensation and benefits expenses as well as other noninterest expenses reflective of increased expenses to support our increasing regulatory and compliance initiatives associated with existing operations as well as to support our global expansion. Our core business continued to perform well as a result of our ongoing focus on innovation companies and their investors and continued efforts to secure client relationships. We saw continued success in working with private equity/venture capital firms as well as growth of our private banking division.
A summary of our performance for the three months ended June 30, 2017 (compared to the three months ended June 30, 2016, where applicable) is as follows:

BALANCE SHEET	EARNINGS
Assets.  $47.5 billion in average total assets (up 9.6%). $48.4 billion in period-end total assets (up 12.2%).
Loans.  $20.5 billion in average total loan balances, net of unearned income (up 12.7%). $21.0 billion in period-end total loan balances, net of unearned income (up 11.4%).
Deposits.  $42.1 billion in average total deposit balances (up 10.4%). $42.5 billion in period-end total deposit balances (up 12.9%).
Off-Balance Sheet Client Investment Funds.  $49.1 billion in total average client investment fund balances (up 14.5%). $51.9 billion in total period-end client investment fund balances (up 20.5%).

 EPS.  Earnings per diluted share of $2.32 (up 30.3%).
Net Income.  Consolidated net income available to common stockholders of $123.2 million (up 32.5%).
- Net interest income of $342.7 million (up 21.0%).
- Net interest margin of 3.00% (up 27 bps).
- Noninterest income of $128.5 million (up 14.0%), with non-GAAP core fee income+ of $87.3 million (up 17.2%).
- Noninterest expense of $251.2 million (up 25.7%)

ROE.  Return on average equity (annualized) (“ROE”) performance of 12.75%.

CAPITAL	CREDIT QUALITY
Capital. Continued strong capital levels, with all capital ratios considered “well-capitalized” under banking regulations. SVBFG and SVB capital ratios, respectively, were:
- CET 1 risk-based capital ratio of 13.05% and 12.59%.
- Tier 1 risk-based capital ratio of 13.43% and 12.59%.
- Total risk-based capital ratio of 14.39% and 13.59%.
- Tier 1 leverage ratio of 8.40% and 7.66%.

Credit Quality.  Continued disciplined underwriting.
- Allowance for loan losses of 1.12% as a percentage of period-end total gross loans.
- Provision for loan losses of 0.29% as a percentage of period-end total gross loans (annualized).
- Net loan charge-offs of 0.44% as a percentage of average total gross loans (annualized).

+ Consists of fee income for deposit services, letters of credit, credit cards, client investments, foreign exchange and lending-related activities. This is a non-GAAP financial metric. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”)

A summary of our performance for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands, except per share data, employees and ratios)	2017	2016	% Change		2017	2016	% Change

Diluted earnings per common share	$2.32	$1.78	30.3%		$4.22	$3.30	27.9%
Net income available to common stockholders	123,193	92,964	32.5		224,676	172,138	30.5
Net interest income	342,696	283,336	21.0		652,689	564,757	15.6
Net interest margin	3.00%	2.73%	27	bps	2.94%	2.70%	24	bps
Provision for credit losses	$15,806	$36,746	(57.0)%		$46,540	$70,221	(33.7)%
Noninterest income	128,528	112,776	14.0		246,187	198,910	23.8
Noninterest expense	251,246	199,939	25.7		488,879	403,838	21.1
Non-GAAP core fee income (1)	87,267	74,454	17.2		169,845	150,996	12.5
Non-GAAP noninterest income, net of noncontrolling interests (1)	118,992	111,157	7.0		230,092	199,962	15.1
Non-GAAP noninterest expense, net of noncontrolling interests(2)	251,023	199,681	25.7		488,487	403,671	21.0
Balance Sheet:
Average available-for-sale securities	$12,393,079	$13,399,323	(7.5)%		$12,471,237	$14,045,978	(11.2)%
Average held-to-maturity securities	9,128,407	8,382,835	8.9		8,865,752	8,520,759	4.0
Average loans, net of unearned income	20,508,541	18,199,259	12.7		20,290,141	17,605,847	15.2
Average noninterest-bearing demand deposits	34,629,070	30,342,425	14.1		33,674,549	30,780,965	9.4
Average interest-bearing deposits	7,509,576	7,817,534	(3.9)		7,380,064	7,933,079	(7.0)
Average total deposits	42,138,646	38,159,959	10.4		41,054,613	38,714,044	6.0
Earnings Ratios:
Return on average assets (annualized) (3)	1.04%	0.86%	20.9%		0.98%	0.79%	24.1%
Return on average SVBFG stockholders’ equity (annualized) (4)	12.75	10.83	17.7		11.91	10.22	16.5
Asset Quality Ratios:
Allowance for loan losses as a % of total period-end gross loans	1.12%	1.29%	(17)	bps	1.12%	1.29%	(17)	bps
Allowance for loan losses for performing loans as a % of total gross performing loans	0.93	0.98	(5)		0.93	0.98	(5)
Gross loan charge-offs as a % of average total gross loans (annualized)	0.49	0.45	4		0.39	0.53	(14)
Net loan charge-offs as a % of average total gross loans (annualized)	0.44	0.43	1		0.34	0.46	(12)
Capital Ratios:
CET 1 risk-based capital ratio	13.05%	12.43%	62	bps	13.05%	12.43%	62	bps
Tier 1 risk-based capital ratio	13.43	12.89	54		13.43	12.89	54
Total risk-based capital ratio	14.39	13.92	47		14.39	13.92	47
Tier 1 leverage ratio	8.40	8.08	32		8.40	8.08	32
Tangible common equity to tangible assets (5)	8.06	8.13	(7)		8.06	8.13	(7)
Tangible common equity to risk-weighted assets (5)	13.11	12.91	20		13.11	12.91	20
Bank CET 1 risk-based capital ratio	12.59	12.57	2		12.59	12.57	2
Bank tier 1 risk-based capital ratio	12.59	12.57	2		12.59	12.57	2
Bank total risk-based capital ratio	13.59	13.65	(6)		13.59	13.65	(6)
Bank tier 1 leverage ratio	7.66	7.56	10		7.66	7.56	10
Bank tangible common equity to tangible assets (5)	7.58	7.90	(32)		7.58	7.90	(32)
Bank tangible common equity to risk-weighted assets (5)	12.65	13.07	(42)		12.65	13.07	(42)
Other Ratios:
GAAP operating efficiency ratio (6)	53.32%	50.48%	5.6%		54.39%	52.88%	2.9%
Non-GAAP operating efficiency ratio (2)	54.32	50.58	7.4		55.28	52.75	4.8
Book value per common share (7)	$74.02	$67.38	9.9		$74.02	$67.38	9.9
Other Statistics:
Average full-time equivalent employees	2,372	2,182	8.7%		2,358	2,171	8.6%
Period-end full-time equivalent employees	2,380	2,188	8.8		2,380	2,188	8.8

(1)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and noninterest income.

(2)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average assets.

(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average SVBFG stockholders’ equity.

(5)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(7)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
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
There have been no significant changes during the six months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2016 Form 10-K.
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

	2017 Compared to 2016			2017 Compared to 2016
	Three months ended June 30, increase (decrease) due to change in			Six months ended June 30, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell, trade receivables purchased and other short-term investment securities	$3,955	$1,841	$5,796	$4,048	$2,814	$6,862
Fixed income investment portfolio (taxable)	574	8,345	8,919	(7,987)	15,659	7,672
Fixed income investment portfolio (non-taxable)	852	(375)	477	1,260	(707)	553
Loans, net of unearned income	28,530	16,380	44,910	61,707	12,602	74,309
Increase in interest income, net	33,911	26,191	60,102	59,028	30,368	89,396
Interest expense:
Interest bearing checking and savings accounts	22	(1)	21	38	(3)	35
Money market deposits	(98)	1,030	932	(268)	1,752	1,484
Money market deposits in foreign offices	9	(2)	7	10	(2)	8
Time deposits	(4)	3	(1)	(8)	1	(7)
Sweep deposits in foreign offices	(20)	(3)	(23)	(52)	(3)	(55)
Total (decrease) increase in deposits expense	(91)	1,027	936	(280)	1,745	1,465
Short-term borrowings	(1,247)	898	(349)	(523)	252	(271)
3.50% Senior Notes	4	(1)	3	44	(39)	5
5.375% Senior Notes	13	(5)	8	27	(10)	17
Junior Subordinated Debentures	—	(1)	(1)	(7)	7	—
6.05% Subordinated Notes	(106)	84	(22)	(113)	168	55
Total (decrease) increase in borrowings expense	(1,336)	975	(361)	(572)	378	(194)
(Decrease) increase in interest expense, net	(1,427)	2,002	575	(852)	2,123	1,271
Increase in net interest income	$35,338	$24,189	$59,527	$59,880	$28,245	$88,125
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended June 30, 2017 and 2016
Net interest income increased by $59.5 million to $343.2 million for the three months ended June 30, 2017, compared to $283.6 million for the comparable 2016 period. Overall, our net interest income increased primarily from interest earned on loans, reflective of higher average loan balances driven by strong loan growth from our private equity/venture capital and SVB Private Bank loan portfolios and rate increases subsequent to June 30, 2016.
The main factors affecting interest income for the three months ended June 30, 2017, compared to the comparable 2016 period are discussed below:

•	Interest income for the three months ended June 30, 2017 increased by $60.1 million due primarily to:

◦
A $44.9 million increase in interest income on loans to $250.2 million for the three months ended June 30, 2017, compared to $205.3 million for the comparable 2016 period. The increase was reflective of an increase in average loan balances of $2.3 billion and an increase in the overall loan yield of 35 basis points to 4.89 percent from 4.54 percent. Gross loan yields, excluding loan interest recoveries and loan fees, increased 21 basis points to 4.20 percent from 3.99 percent, reflective primarily of the benefit of interest rate increases. Loan fee yields increased 10 basis points to 64 basis points from 54 basis points in the comparable 2016 period. The increase in loan fee yields was primarily a result of higher income from loan prepayments.

◦
A $9.4 million increase in interest income on fixed income investment securities to $96.9 million for the three months ended June 30, 2017, compared to $87.5 million for the comparable 2016 period. The increase was reflective of an increase in our fixed income investment securities yield of 19 basis points to 1.81 percent from 1.62 percent resulting primarily from higher reinvestment yields on maturing fixed income investments as well as higher yields on new purchases due to interest rate increases.

◦
A $5.8 million increase in interest income from our interest earning cash and short-term investment securities. The increase was due primarily to an increase of $1.7 billion in average interest-earning Federal Reserve cash balances as a result of a $4.0 billion increase in average deposit balances and from the impact of the recent increases in the Federal Funds target rate.
The main factors affecting interest income and interest expense for the six months ended June 30, 2017, compared to the comparable 2016 period are discussed below:

•	Interest income for the six months ended June 30, 2017 increased by $89.4 million due primarily to:

◦
A $74.3 million increase in interest income on loans to $477.5 million for the six months ended June 30, 2017, compared to $403.2 million for the comparable 2016 period. The increase was reflective of an increase in average loan balances of $2.7 billion and an increase in the overall loan yield of 14 basis points to 4.75 percent from 4.61 percent. Gross loan yields, excluding loan interest recoveries and loan fees, increased to 4.12 percent from 4.02 percent, reflective of the benefit of interest rate increases, partially offset by the strong growth of our lower yielding private equity/venture capital and Private Bank loan portfolios. Our private equity/venture capital loan portfolio represented 42.2 percent and 37.6 percent of our total gross loan portfolio at June 30, 2017 and 2016, respectively. Our Private Bank loan portfolio represented 11.4 percent and 10.5 percent of our total gross loan portfolio at June 30, 2017 and 2016, respectively.

Loan fee yields increased three basis points to 60 basis points from 57 basis points in the comparable 2016 period. The increase in loan fee yields was primarily a result of higher income from loan prepayments.

◦
An $8.2 million increase in interest income on fixed income investment securities to $187.7 million for the six months ended June 30, 2017, compared to $179.5 million for the comparable 2016 period. The increase was reflective of an increase in our fixed income investment securities yield of 17 basis points to 1.77 percent from 1.60 percent resulting primarily from higher reinvestment yields on maturing fixed income investments as well as higher yields on new purchases due to interest rate increases, partially offset by a decrease in average fixed income investment securities of $1.2 billion reflective of sales of investment securities in 2016 to support our loan growth and liquidity needs.

◦
A $6.9 million increase in interest income from our interest earning cash and short-term investment securities. The increase was due primarily to an increase of $0.9 billion in average interest-earning Federal Reserve cash balances as a result of a $2.3 billion increase in average deposit balances. We also saw a benefit from the impact of the recent increases in the Federal Funds target rate.

•	Interest expense for the six months ended June 30, 2017 increased by $1.3 million primarily due to:

◦	An increase in deposits interest expense of $1.5 million, due primarily to an increase in interest paid on our interest-bearing money market deposits as a result of market rate adjustments.
Net Interest Margin (Fully Taxable Equivalent Basis)
Three months ended June 30, 2017 and 2016

•
Our net interest margin increased by 27 basis points to 3.00 percent for the three months ended June 30, 2017, compared to 2.73 percent for the comparable 2016 period. The higher margin during the second quarter of 2017 was reflective primarily of the increases in the Federal Funds target rate since the second quarter of 2016. In addition, average loans represented 45 percent of interest-earning assets for the second quarter of 2017 compared to 44 percent for the comparable 2016 period.

Six months ended June 30, 2017 and 2016

•
Our net interest margin increased by 24 basis points to 2.94 percent for the six months ended June 30, 2017, compared to 2.70 percent for the comparable 2016 period. Our net interest margin increased primarily as a result of the impact of rising interest rates and a higher level of loans as a percentage of our interest-earning assets portfolio during the six months ended June 30, 2017. Average loans represented 45 percent of interest earning assets for the first half of 2017 compared to 42 percent for the comparable 2016 period.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2017 and 2016:

Average Balances, Rates and Yields for the Three Months Ended June 30, 2017 and 2016

	Three months ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$3,903,377	$7,323	0.75%	$1,796,679	$1,527	0.34%
Investment securities: (2)
Available-for-sale securities:
Taxable	12,393,079	48,271	1.56	13,399,323	46,108	1.38
Held-to-maturity securities:
Taxable	8,964,785	47,251	2.11	8,321,790	40,495	1.96
Non-taxable (3)	163,622	1,361	3.34	61,045	884	5.82
Total loans, net of unearned income (4) (5)	20,508,541	250,197	4.89	18,199,259	205,287	4.54
Total interest-earning assets	45,933,404	354,403	3.10	41,778,096	294,301	2.83
Cash and due from banks	356,884			259,054
Allowance for loan losses	(250,167)			(239,727)
Other assets (6)	1,509,243			1,572,607
Total assets	$47,549,364			$43,370,030
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$424,070	$81	0.08%	$309,733	$60	0.08%
Money market deposits	5,689,552	1,967	0.14	5,975,948	1,035	0.07
Money market deposits in foreign offices	210,069	22	0.04	128,565	15	0.05
Time deposits	47,376	15	0.13	59,485	16	0.11
Sweep deposits in foreign offices	1,138,509	112	0.04	1,343,803	135	0.04
Total interest-bearing deposits	7,509,576	2,197	0.12	7,817,534	1,261	0.06
Short-term borrowings	2,690	11	1.64	302,527	360	0.48
3.50% Senior Notes	347,087	3,143	3.63	346,771	3,140	3.64
5.375% Senior Notes	347,785	4,853	5.60	347,204	4,845	5.61
Junior Subordinated Debentures	54,435	831	6.12	54,610	832	6.13
6.05% Subordinated Notes	30,934	196	2.54	47,866	218	1.83
Total interest-bearing liabilities	8,292,507	11,231	0.54	8,916,512	10,656	0.48
Portion of noninterest-bearing funding sources	37,640,897			32,861,584
Total funding sources	45,933,404	11,231	0.10	41,778,096	10,656	0.10
Noninterest-bearing funding sources:
Demand deposits	34,629,070			30,342,425
Other liabilities	617,097			528,274
SVBFG stockholders’ equity	3,874,880			3,451,702
Noncontrolling interests	135,810			131,117
Portion used to fund interest-earning assets	(37,640,897)			(32,861,584)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$47,549,364			$43,370,030
Net interest income and margin		$343,172	3.00%		$283,645	2.73%
Total deposits	$42,138,646			$38,159,959
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(476)			(309)
Net interest income, as reported		$342,696			$283,336

(1)
Includes average interest-earning deposits in other financial institutions of $981 million and $633 million for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, balances also include $2.8 billion and $1.1 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities are presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $33.0 million and $24.2 million for the three months ended June 30, 2017 and 2016, respectively.

(6)
Average investment securities of $663 million and $824 million for the three months ended June 30, 2017 and 2016, respectively, were classified as other assets as they were noninterest-earning assets. These investments consisted primarily of non-marketable and other securities.

Average Balances, Rates and Yields for the Six Months Ended June 30, 2017 and 2016

	Six months ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$3,207,021	$10,459	0.66%	$1,963,818	$3,597	0.37%
Investment securities: (2)
Available-for-sale securities:
Taxable	12,471,237	93,978	1.52	14,045,978	96,191	1.38
Held-to-maturity securities:
Taxable	8,731,526	91,347	2.11	8,458,435	81,462	1.94
Non-taxable (3)	134,226	2,355	3.54	62,324	1,802	5.81
Total loans, net of unearned income (4) (5)	20,290,141	477,538	4.75	17,605,847	403,229	4.61
Total interest-earning assets	44,834,151	675,677	3.04	42,136,402	586,281	2.80
Cash and due from banks	355,790			330,744
Allowance for loan losses	(242,264)			(232,535)
Other assets (6)	1,483,733			1,545,499
Total assets	$46,431,410			$43,780,110
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$409,579	$156	0.08%	$311,596	$121	0.08%
Money market deposits	5,608,069	3,465	0.12	6,036,761	1,981	0.07
Money market deposits in foreign offices	180,934	38	0.04	130,368	30	0.05
Time deposits	50,576	32	0.13	63,476	39	0.12
Sweep deposits in foreign offices	1,130,906	223	0.04	1,390,878	278	0.04
Total interest-bearing deposits	7,380,064	3,914	0.11	7,933,079	2,449	0.06
Short-term borrowings	34,902	131	0.76	173,640	402	0.47
3.5% Senior Notes	347,047	6,285	3.65	346,732	6,280	3.64
5.375% Senior Notes	347,711	9,704	5.63	347,134	9,687	5.61
Junior Subordinated Debentures	54,456	1,663	6.16	54,632	1,663	6.12
6.05% Subordinated Notes	38,673	467	2.44	48,080	412	1.72
Total interest-bearing liabilities	8,202,853	22,164	0.54	8,903,297	20,893	0.47
Portion of noninterest-bearing funding sources	36,631,298			33,233,105
Total funding sources	44,834,151	22,164	0.10	42,136,402	20,893	0.10
Noninterest-bearing funding sources:
Demand deposits	33,674,549			30,780,965
Other liabilities	614,961			576,535
SVBFG stockholders’ equity	3,803,902			3,387,031
Noncontrolling interests	135,145			132,282
Portion used to fund interest-earning assets	(36,631,298)			(33,233,105)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$46,431,410			$43,780,110
Net interest income and margin		$653,513	2.94%		$565,388	2.70%
Total deposits	$41,054,613			$38,714,044
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(824)			(631)
Net interest income, as reported		$652,689			$564,757

(1)
Includes average interest-earning deposits in other financial institutions of $891 million and $600 million for the six months ended June 30, 2017 and 2016, respectively. The balance also includes $2.2 billion and $1.3 billion deposited at the FRB, earning interest at the Federal Funds target rate for the six months ended June 30, 2017 and 2016, respectively.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $60.1 million and $49.7 million for the six months ended June 30, 2017 and 2016, respectively.

(6)
Average investment securities of $661 million and $803 million for the six months ended June 30, 2017 and 2016, respectively, were classified as other assets as they were noninterest-earning assets. These investments consisted primarily of non-marketable securities.

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
The following table summarizes our allowance for loan losses and the allowance for unfunded credit commitments for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except ratios)	2017	2016	2017	2016
Allowance for loan losses, beginning balance	$243,130	$230,249	$225,366	$217,613
Provision for loan losses (1)	15,185	36,333	44,864	69,674
Gross loan charge-offs	(25,081)	(20,676)	(39,111)	(46,850)
Loan recoveries	2,535	1,261	4,327	6,074
Foreign currency translation adjustments	727	(2,444)	1,050	(1,788)
Allowance for loan losses, ending balance	$236,496	$244,723	$236,496	$244,723

Allowance for unfunded credit commitments, beginning balance	$46,335	$34,541	$45,265	$34,415
Provision for unfunded credit commitments (1)	621	413	1,676	547
Foreign currency translation adjustments	44	(65)	59	(73)
Allowance for unfunded credit commitments, ending balance (2)	$47,000	$34,889	$47,000	$34,889
Ratios and other information:
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.29%	0.77%	0.43%	0.74%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.49	0.45	0.39	0.53
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.44	0.43	0.34	0.46
Allowance for loan losses as a percentage of period-end total gross loans	1.12	1.29	1.12	1.29
Provision for credit losses (1)	$15,806	$36,746	$46,540	$70,221
Period-end total gross loans	21,103,946	18,949,902	21,103,946	18,949,902
Average total gross loans	20,632,237	18,310,189	20,412,123	17,716,954

(1)
Our consolidated statements of income were modified from prior periods’ presentation to conform to the current period presentation, which reflect our provision for loan losses and provision for unfunded credit commitments together as our “provision for credit losses.”

(2)	The “allowance for unfunded credit commitments” is included as a component of “other liabilities.”

Three months ended June 30, 2017 and 2016
Our provision for credit losses was $15.8 million for the three months ended June 30, 2017, consisting of a provision for loan losses of $15.2 million and a provision for unfunded credit commitments of $0.6 million. Our provision for credit losses was $36.7 million for the three months ended June 30, 2016, consisting of a provision for loan losses of $36.3 million and a provision for unfunded credit commitments of $0.4 million.
The provision for loan losses of $15.2 million for the three months ended June 30, 2017 primarily reflects $12.7 million in net new specific reserves for nonaccrual loans and a $5.0 million increase in reserves for period-end loan growth, partially offset by a benefit from improved credit quality and the continued shift in our loan portfolio to private equity/venture capital loans, which tend to be of higher credit quality.
The provision for loan losses of $36.3 million for the three months ended June 30, 2016, was reflective primarily of $15.4 million of reserves on net new nonaccrual loans, $13.0 million for charge-offs that did not previously have a specific reserve and $10.7 million related to the $1.1 billion increase in period-end loan balances, partially offset by a decrease in our reserves for performing loans.
The provision for unfunded credit commitments of $0.6 million for three months ended June 30, 2017 was driven primarily by an increase of $0.7 billion in unfunded credit commitment balances. Our provision for unfunded credit commitments was $0.4 million for three months ended June 30, 2016.
Gross loan charge-offs were $25.1 million for three months ended June 30, 2017, of which $5.5 million was not specifically reserved for at March 31, 2017. Gross loan charge-offs included two Corporate Finance client loans in our software/internet loan portfolio totaling $13.0 million and $11.7 million from early-stage clients, primarily from our software/internet and life science/healthcare loan portfolios.
Gross loan charge-offs of $20.7 million for the three months ended June 30, 2016 included $13.7 million from early-stage client loans and $5.2 million from one late-stage client loan. These charge-offs were primarily from our software/internet loan portfolio.
Six months ended June 30, 2017 and 2016
Our provision for credit losses was $46.5 million for the six months ended June 30, 2017, consisting of a provision for loan losses of $44.9 million and a provision for unfunded credit commitments of $1.7 million. Our provision for credit losses was $70.2 million for the second quarter of 2016, consisting of a provision for loan losses of $69.7 million and a provision for unfunded credit commitments of $0.5 million.
The provision for loan losses of $44.9 million for the six months ended June 30, 2017 was reflective primarily of $38.1 million in net new specific reserves for nonaccrual loans and $10.0 million from period-end loan growth, partially offset by a benefit from improved credit quality and the continued shift in our loan portfolio to private equity/venture capital loans, which tend to be of higher credit quality.
The provision for loan losses of $69.7 million for the six months ended June 30, 2016 was driven by $27.5 million for charge-offs that did not previously have a specific reserve and $20.2 million from period-end loan growth, with the remaining provision due primarily to reserves for new nonaccrual loans.
The provision for unfunded credit commitments of $1.7 million for six months ended June 30, 2017 was driven primarily by the increase in the large credit component of the unfunded credit commitment portfolio as well as the increase of $0.7 billion in unfunded credit commitment balances during the three months ended June 30, 2017. Our provision for unfunded credit commitments was $0.5 million for six months ended June 30, 2016.
Gross loan charge-offs of $39.1 million for the six months ended June 30, 2017 included $24.1 million from our early-stage loan portfolio and $13.0 million from two Corporate Finance client loans. These charge-offs were primarily from our software/internet loan portfolio. Gross loan charge-offs of $46.9 million for the six months ended June 30, 2016 included $29.1 million from our early-stage portfolio and $13.4 million from two late-stage client loans. These charge-offs were primarily from our software/internet loan portfolio.
See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 7—“Loans and Allowance for Loan Losses and Allowance for Unfunded Credit Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for loan losses.
Noninterest Income
For the three and six months ended June 30, 2017, noninterest income was $128.5 million and $246.2 million, respectively, compared to $112.8 million and $198.9 million for the comparable 2016 periods. For the three and six months ended June 30, 2017, non-GAAP noninterest income, net of noncontrolling interests was $119.0 million and $230.1 million, respectively, compared to $111.2 million and $200.0 million for the comparable 2016 periods. For the three and six months ended June 30, 2017, non-GAAP core fee income was $87.3 million and $169.8 million, respectively, compared to $74.5 million and $151.0 million for the comparable 2016 periods. (See reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures”.)
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
Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital, the entire income or loss from funds consolidated in accordance with ASC Topic 810 as discussed in Note 1—“Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report. We are required under GAAP to consolidate 100% of the results of these entities, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income. Where applicable, the tables below for noninterest income and net gains on investment securities exclude noncontrolling interests.
Core fee income is a non-GAAP financial measure, which represents GAAP noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control. Core fee income includes foreign exchange fees, deposit service charges, credit card fees, lending related fees, client investment fees and letters of credit fees.
The following table provides a reconciliation of GAAP noninterest income to non-GAAP noninterest income, net of noncontrolling interests, for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
GAAP noninterest income	$128,528	$112,776	14.0%	$246,187	$198,910	23.8%
Less: income (loss) attributable to noncontrolling interests, including carried interest allocation	9,536	1,619	NM	16,095	(1,052)	NM
Non-GAAP noninterest income, net of noncontrolling interests	$118,992	$111,157	7.0	$230,092	$199,962	15.1

NM—Not meaningful
The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
GAAP noninterest income	$128,528	$112,776	14.0%	$246,187	$198,910	23.8%
Less: gains on investment securities, net	17,630	23,270	(24.2)	33,600	18,586	80.8
Less: gains on equity warrant assets, net	10,820	5,089	112.6	17,510	11,695	49.7
Less: other noninterest income	12,811	9,963	28.6	25,232	17,633	43.1
Non-GAAP core fee income (1)	$87,267	$74,454	17.2	$169,845	$150,996	12.5

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
Our available-for-sale securities portfolio represents primarily interest-earning fixed income investment securities and is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and addressing our asset/liability management objectives. Sales of equity securities held as a result of our exercised warrants, result in net gains or losses on investment securities. These sales are conducted pursuant to the guidelines of our investment policy related to the management of our liquidity position and interest rate risk. Though infrequent, sales of investment securities in our available-for-sale securities portfolio may result in net gains or losses and are also conducted pursuant to the guidelines of our investment policy.
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture bank in China (“SPD-SVB”)), debt funds, private and public portfolio companies and investments in qualified affordable housing projects. We experience variability in the performance of our non-marketable and other securities from quarter to quarter, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains and losses from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains or losses from non-marketable and other securities for any single period are typically driven by valuation changes, and are therefore subject to potential increases or decreases in future periods. Such variability may lead to volatility in the gains or losses from investment securities. As such, our results for a particular period are not necessarily indicative of our expected performance in a future period.
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
Three months ended June 30, 2017 and 2016
For the three months ended June 30, 2017, we had net gains on investment securities of $17.6 million, compared to $23.3 million for the comparable 2016 period. Non-GAAP net gains on investment securities, net of noncontrolling interests, were $8.2 million for the three months ended June 30, 2017, compared to $21.6 million for the comparable 2016 period.
Non-GAAP net gains on investment securities, net of noncontrolling interests, of $8.2 million for the three months ended June 30, 2017 were driven by the following:

•
Gains of $4.9 million from our strategic and other investments, comprised primarily of realized gains from distributions from our strategic venture capital fund investments reflective of prior years' IPO activity, partially offset by losses in our other investments portfolio, and

•
Gains of $2.7 million from our managed funds of funds portfolio, related primarily to net unrealized valuation increases in the investments held by the funds driven by IPO and M&A activity during the three months ended June 30, 2017.

Six months ended June 30, 2017 and 2016
For the six months ended June 30, 2017, we had net gains on investment securities of $33.6 million, compared to $18.6 million for the comparable 2016 period. Non-GAAP net gains on investment securities, net of noncontrolling interests, were $17.7 million for the six months ended June 30, 2017, compared to net gains of $19.7 million for the comparable 2016 period.
Non-GAAP net gains, net of noncontrolling interests, of $17.7 million for the six months ended June 30, 2017 were driven by the following:

•
Gains of $10.5 million from our strategic and other investments, attributable primarily to distribution gains from our strategic venture capital funds investments and $3.4 million related to the partial sale of shares of one of our direct equity investments, and

•
Gains of $6.3 million from our managed funds of funds portfolio, related primarily to net unrealized valuation increases in the investments held by the funds driven by IPO, M&A and private equity-backed financing activity during the six months ended June 30, 2017.

The following table provides a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three and six months ended June 30, 2017 and 2016:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended June 30, 2017
Total gains (losses) on investment securities, net	$12,145	$69	$682	$(123)	$4,857	$17,630
Less: income (loss) attributable to noncontrolling interests, including carried interest allocation	9,490	(25)	—	—	—	9,465
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$2,655	$94	$682	$(123)	$4,857	$8,165

Three months ended June 30, 2016
Total gains (losses) on investment securities, net	$3,380	$(167)	$(220)	$12,328	$7,949	$23,270
Less: income (losses) attributable to noncontrolling interests, including carried interest allocation	1,640	(18)	—	—	—	1,622
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$1,740	$(149)	$(220)	$12,328	$7,949	$21,648

Six months ended June 30, 2017
Total gains on investment securities, net	$22,178	$165	$251	$485	$10,521	$33,600
Less: income attributable to noncontrolling interests, including carried interest	15,910	17	—	—	—	15,927
Non-GAAP net gains on investment securities, net of noncontrolling interests	$6,268	$148	$251	$485	$10,521	$17,673

Six months ended June 30, 2016
Total gains (losses) on investment securities, net	$(3,101)	$(801)	$635	$11,582	$10,271	$18,586
Less: losses attributable to noncontrolling interests, including carried interest	(947)	(147)	—	—	—	(1,094)
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$(2,154)	$(654)	$635	$11,582	$10,271	$19,680

Gains on Equity Warrant Assets, Net
A summary of gains on equity warrant assets, net, for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Equity warrant assets (1)
Gains on exercises, net	$3,121	$(1,487)	NM%	$11,345	$5,585	103.1%
Cancellations and expirations	(571)	(769)	(25.7)	(1,129)	(1,384)	(18.4)
Changes in fair value	8,270	7,345	12.6	7,294	7,494	(2.7)
Gains on equity warrant assets, net	$10,820	$5,089	112.6	$17,510	$11,695	49.7

NM—Not meaningful

(1)
At June 30, 2017, we held warrants in 1,808 companies, compared to 1,697 companies at June 30, 2016. The total fair value of our warrant portfolio was $132 million at June 30, 2017 and $130 million at June 30, 2016. Warrants in 15 companies each had fair values greater than $1.0 million and collectively represented $39.4 million, or 30.0 percent, of the fair value of the total warrant portfolio at June 30, 2017.

Three months ended June 30, 2017 and 2016
Net gains on equity warrant assets were $10.8 million for the three months ended June 30, 2017, compared to net gains of $5.1 million for the comparable 2016 period. Net gains on equity warrant assets for the three months ended June 30, 2017, consisted of:

•
Net gains of $8.3 million from changes in warrant valuations for the three months ended June 30, 2017, compared to net gains of $7.3 million for the comparable 2016 period, primarily driven by warrant valuation gains in our private company warrant portfolio reflective of M&A exit activity and comparable market valuations during the three months ended June 30, 2017, and

•	Net gains of $3.1 million from the exercise of equity warrant assets during the three months ended June 30, 2017, compared to net losses of $1.5 million for the comparable 2016 period.
Six months ended June 30, 2017 and 2016
Net gains on equity warrant assets were $17.5 million for the six months ended June 30, 2017, compared to net gains of $11.7 million for the comparable 2016 period. Net gains on equity warrant assets consisted of:

•
Net gains of $11.3 million from the exercise of equity warrant assets for the six months ended June 30, 2017, compared to $5.6 million for the comparable 2016 period, reflective primarily of increased M&A and IPO activity during the six months ended June 30, 2017, and

•
Net gains of $7.3 million from changes in warrant valuations for the six months ended June 30, 2017, compared to $7.5 million for the comparable 2016 period, primarily reflective of warrant valuation gains in our private company warrant portfolio reflective of M&A exit activity and comparable market valuations during the six months ended June 30, 2017.

Non-GAAP Core Fee Income

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Non-GAAP core fee income (1):
Foreign exchange fees	$26,108	$24,088	8.4%	$52,355	$51,054	2.5%
Credit card fees	18,099	15,424	17.3	35,829	30,931	15.8
Deposit service charges	14,563	13,114	11.0	28,538	25,786	10.7
Client investment fees	12,982	8,012	62.0	22,008	16,007	37.5
Lending related fees	8,509	7,802	9.1	17,470	15,615	11.9
Letters of credit and standby letters of credit fees	7,006	6,014	16.5	13,645	11,603	17.6
Total non-GAAP core fee income (1)	$87,267	$74,454	17.2	$169,845	$150,996	12.5

(1)
This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control. See “Use of Non-GAAP Measures” above.

Foreign Exchange Fees
Foreign exchange fees were $26.1 million and $52.4 million for the three and six months ended June 30, 2017, compared to $24.1 million and $51.1 million for the comparable 2016 periods. The increases in foreign exchange fees were due primarily to increased trade volumes primarily from our Corporate Finance and Private Equity Division client portfolios.

Credit Card Fees
Credit card fees were $18.1 million and $35.8 million for the three and six months ended June 30, 2017, compared to $15.4 million and $30.9 million for the comparable 2016 periods. The increases were primarily due to higher interchange fee income driven by an increase in transaction volume reflective of higher spend by our commercial clients. The increases in interchange fee income were partially offset by increases in rebate/rewards expense for the three and six months ended June 30, 2017.
Deposit Service Charges
Deposit service charges were $14.6 million and $28.5 million for the three and six months ended June 30, 2017, compared to $13.1 million and $25.8 million for the comparable 2016 periods. The increases were reflective of higher deposit client counts, as well as an increase in transaction volumes, during the three and six months ended June 30, 2017.
Client Investment Fees
Client investment fees were $13.0 million and $22.0 million for the three and six months ended June 30, 2017, compared to $8.0 million and $16.0 million for the comparable 2016 periods. The increases were attributable primarily to increases in average client investment fund balances driven by our clients’ increased utilization of off-balance sheet products managed by SVB Asset Management and third-party sweep money market funds, as well as from improved spreads on our client investment funds due to increases in general market rates and the reintroduction of fees that had been previously waived due to the low rate environment.
The following table summarizes average client investment funds for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2017	2016	% Change	2017	2016	% Change
Client directed investment assets (1)	$6,223	$7,248	(14.1)%	$5,794	$7,283	(20.4)%
Client investment assets under management (2)	24,423	21,222	15.1	23,735	21,477	10.5
Sweep money market funds	18,464	14,413	28.1	18,091	13,918	30.0
Total average client investment funds (3)	$49,110	$42,883	14.5	$47,620	$42,678	11.6

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at June 30, 2017 and December 31, 2016:

(Dollars in millions)	June 30, 2017	December 31, 2016	% Change
Client directed investment assets (1)	$7,223	$5,510	31.1%
Client investment assets under management (2)	25,426	23,115	10.0
Sweep money market funds	19,249	17,173	12.1
Total period-end client investment funds (3)	$51,898	$45,798	13.3

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.

Other Noninterest Income
A summary of other noninterest income for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Fund management fees	$5,536	$4,298	28.8%	$10,705	$8,918	20.0%
Service-based fee income	1,496	2,148	(30.4)	3,391	4,240	(20.0)
Gains (losses) on revaluation of client foreign currency instruments, net (1)	2,375	(133)	NM	5,129	3,521	45.7
(Losses) gains on client foreign exchange forward contracts, net (1)	(2,190)	68	NM	(4,479)	(5,586)	(19.8)
Gains (losses) on revaluation of internal foreign currency instruments, net (2)	14,596	(5,307)	NM	18,704	(2,816)	NM
(Losses) gains on internal foreign exchange contracts, net (2)	(14,554)	3,923	NM	(17,799)	1,715	NM
Other (3)	5,552	4,966	11.8	9,581	7,641	25.4
Total other noninterest income	$12,811	$9,963	28.6	$25,232	$17,633	43.1

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
Three months ended June 30, 2017 and 2016
Total other noninterest income was $12.8 million for the three months ended June 30, 2017, compared to $10.0 million for the comparable 2016 period. The increase of $2.8 million in other noninterest income was due to the following:

•	Fund management fees of $5.5 million compared to fees of $4.3 million for the comparable 2016 period. The increase was due primarily to the addition of new managed funds at SVB Capital.

•
Net gains of $0.1 million on internal foreign exchange forward contracts and the revaluation of internal foreign currency denominated cash for the three months ended June 30, 2017, compared to net losses of $1.4 million for the three months ended June 30, 2016. The net losses of $1.4 million for the three months ended June 30, 2016 were primarily due to the strengthening of the U.S. dollar against various foreign currencies during the three months ended June 30, 2016.

Six months ended June 30, 2017 and 2016
Total other noninterest income was $25.2 million for the six months ended June 30, 2017, compared $17.6 million for the comparable 2016 period. The increase of $7.6 million in other noninterest income was due to the following:

•	Fund management fees of $10.7 million compared to fees of $8.9 million for the comparable 2016 period. The increase was due primarily to the addition of new managed funds at SVB Capital.

•
Net gains of $0.7 million on client foreign exchange forward contracts and the revaluation of client foreign currency denominated cash for the six months ended June 30, 2017, compared to net losses of $2.1 million for the comparable 2016 period. The net losses for the six months ended June 30, 2016 was primarily due to a reclassification of $2.8 million in unrealized gains on forward contracts to foreign exchange fee income reflecting fees earned on forward contracts executed on behalf of our clients that were previously recorded in gains on derivative instruments.

•
Net gains of $0.9 million on internal foreign exchange forward contracts and the revaluation of internal foreign currency denominated cash for the six months ended June 30, 2017, compared to net losses of $1.1 million for the comparable 2016 period. The net losses of $1.1 million for the six months ended June 30, 2016 were primarily due to the strengthening of the U.S. dollar against various foreign currencies during the six months ended June 30, 2016.

Noninterest Expense
A summary of noninterest expense for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Compensation and benefits	$148,973	$115,580	28.9%	$296,149	$237,842	24.5%
Professional services	27,925	25,516	9.4	53,344	44,516	19.8
Premises and equipment	18,958	16,586	14.3	34,816	31,570	10.3
Business development and travel	11,389	9,327	22.1	20,584	21,573	(4.6)
Net occupancy	11,126	9,359	18.9	22,777	19,394	17.4
FDIC and state assessments	9,313	6,892	35.1	17,995	13,819	30.2
Correspondent bank fees	3,163	2,713	16.6	6,608	6,365	3.8
Other	20,399	13,966	46.1	36,606	28,759	27.3
Total noninterest expense (1)	$251,246	$199,939	25.7	$488,879	$403,838	21.1

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

The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands, except ratios)	2017	2016	% Change	2017	2016	% Change
GAAP noninterest expense	$251,246	$199,939	25.7%	$488,879	$403,838	21.1%
Less: amounts attributable to noncontrolling interests	223	258	(13.6)	392	167	134.7
Non-GAAP noninterest expense, net of noncontrolling interests	$251,023	$199,681	25.7	$488,487	$403,671	21.0

GAAP net interest income	$342,696	$283,336	21.0	$652,689	$564,757	15.6
Adjustments for taxable equivalent basis	476	309	54.0	824	631	30.6
Non-GAAP taxable equivalent net interest income	$343,172	$283,645	21.0	$653,513	$565,388	15.6
Less: income attributable to noncontrolling interests	10	55	(81.8)	17	58	(70.7)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$343,162	$283,590	21.0	$653,496	$565,330	15.6

GAAP noninterest income	$128,528	$112,776	14.0	$246,187	$198,910	23.8
Less: income attributable to noncontrolling interests	9,536	1,619	NM	16,095	(1,052)	NM
Non-GAAP noninterest income, net of noncontrolling interests	$118,992	$111,157	7.0	$230,092	$199,962	15.1

GAAP total revenue	$471,224	$396,112	19.0	$898,876	$763,667	17.7
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$462,154	$394,747	17.1	$883,588	$765,292	15.5
GAAP operating efficiency ratio	53.32%	50.48%	5.6	54.39%	52.88%	2.9
Non-GAAP operating efficiency ratio (1)	54.32	50.58	7.4	55.28	52.75	4.8

NM—Not meaningful

(1)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests, by non-GAAP taxable-equivalent revenue, net of noncontrolling interests.

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands, except employees)	2017	2016	% Change	2017	2016	% Change
Compensation and benefits:
Salaries and wages	$68,029	$60,353	12.7%	$134,888	$119,739	12.7%
Incentive compensation & ESOP	36,824	22,279	65.3	70,642	48,907	44.4
Other employee incentives and benefits (1)	44,120	32,948	33.9	90,619	69,196	31.0
Total compensation and benefits	$148,973	$115,580	28.9	$296,149	$237,842	24.5
Period-end full-time equivalent employees	2,380	2,188	8.8	2,380	2,188	8.8
Average full-time equivalent employees	2,372	2,182	8.7	2,358	2,171	8.6

(1)
Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention plans, agency fees and other employee-related expenses.

Compensation and benefits expense was $149.0 million for the three months ended June 30, 2017, compared to $115.6 million for the comparable 2016 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $14.5 million in expenses related to incentive compensation plans and ESOP. Our incentive compensation expense was higher in the second quarter of 2017 primarily due to higher expected full year performance for 2017 related to the trend of our improving return on equity ("ROE") relative to our peers.

•
An increase of $11.2 million in total other employee incentives and benefits, related to various expenses, particularly group health and life insurance, personnel contracting expenses, and employer payroll taxes reflective of our increased headcount since the second quarter 2016 and to support our growth both domestically and globally. The increase in other employee incentives and benefits also includes an increase of $2.3 million in share-based compensation expense, primarily due to our accruals based on our performance expectations for our outstanding performance-based restricted stock awards compared to our estimate for the second quarter of 2016, reflective of the increase in our stock price relative to our peers.

•
An increase of $7.7 million in salaries and wages, reflective primarily of an increase in the number of average FTE by 190 to 2,372 FTEs for the second quarter of 2017 compared to the same period in 2016, and annual pay raises. The increase in headcount was primarily to support our growth initiatives.

Compensation and benefits expense was $296.1 million for the six months ended June 30, 2017, compared to $237.8 million for the comparable 2016 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $21.7 million in expenses related to incentive compensation plans and ESOP. Our incentive compensation expense was higher in the first half of 2017 primarily due to higher expected full year performance for 2017 related to the trend of our improving ROE relative to our peers.

•
An increase of $21.4 million in total other employee incentives and benefits, related to various expenses, particularly group health and life insurance, personnel contracting expenses, and employer payroll taxes reflective of our increased since the first half of 2016 and to support our growth both domestically and globally. The increase in other employee incentives and benefits also includes an increase of $4.7 million in share-based compensation expense, primarily due to our accruals based on our performance expectations for our outstanding performance-based restricted stock awards as compared to our estimate for the first half of 2016, reflective of the increase in our stock price relative to our peers.

•
An increase of $15.1 million in salaries and wages, reflective primarily of an increase in the number of average FTE by 187 to 2,358 FTEs for the first half of 2017 compared to the same period in 2016, and annual pay raises.

Our variable compensation plans consist primarily of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan (see descriptions in our 2016 Form 10-K). Total costs incurred under these plans were $43.1 million and $87.4 million for the three and six months ended June 30, 2017, compared to $26.5 million and $62.1 million for the comparable 2016 periods. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $27.9 million and $53.3 million for the three and six months ended June 30, 2017, compared to $25.5 million and $44.5 million for the comparable 2016 periods. The increases were to enhance our risk and compliance infrastructure to support our momentum as we continue to grow both domestically and globally.
Premises and Equipment
Premises and equipment was $19.0 million and $34.8 million for the three and six months ended June 30, 2017, compared to $16.6 million and $31.6 million for the comparable 2016 periods. The increases related to investments to projects, systems and technology to support our revenue growth and related initiatives as well as other operating costs.
Business Development and Travel
Business development and travel was $11.4 million and $20.6 million for the three and six months ended June 30, 2017, compared to $9.3 million and $21.6 million for the comparable 2016 periods. The increases were to support our revenue growth and related initiatives.

Other Noninterest Expense
A summary of other noninterest expense for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Lending and other client related processing costs	$6,332	$3,541	78.8%	$11,871	$7,836	51.5%
Telephone	2,671	2,416	10.6	5,374	4,649	15.6
Data processing services	2,428	2,387	1.7	5,010	4,216	18.8
Dues and publications	677	647	4.6	1,472	1,449	1.6
Postage and supplies	652	784	(16.8)	1,401	1,574	(11.0)
Other	7,639	4,191	82.3	11,478	9,035	27.0
Total other noninterest expense	$20,399	$13,966	46.1	$36,606	$28,759	27.3

Net (Income) Loss Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “Net (income) loss attributable to noncontrolling interests” on our statements of income.
In the table below, noninterest income consists primarily of net investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net (income) loss attributable to noncontrolling interests for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Net interest income (1)	$(10)	$(55)	(81.8)%	$(17)	$(58)	(70.7)%
Noninterest (income) loss (1)	(9,264)	(1,176)	NM	(14,718)	2,577	NM
Noninterest expense (1)	223	258	(13.6)	392	167	134.7
Carried interest allocation (2)	(272)	(443)	(38.6)	(1,377)	(1,525)	(9.7)
Net (income) loss attributable to noncontrolling interests	$(9,323)	$(1,416)	NM	$(15,720)	$1,161	NM

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income or loss and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.

Three months ended June 30, 2017 and 2016
Net income attributable to noncontrolling interests was $9.3 million for the three months ended June 30, 2017, compared to $1.4 million for the comparable 2016 period. Net income attributable to noncontrolling interests of $9.3 million for the three months ended June 30, 2017 was primarily a result of $9.5 million of net gains on investment securities (including carried interest allocation) from managed funds of funds portfolio due to net unrealized valuation increases of investments held by the funds. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net”.
Six months ended June 30, 2017 and 2016
Net income attributable to noncontrolling interests was $15.7 million for the six months ended June 30, 2017, compared to net losses of $1.2 million for the comparable 2016 period. Net income attributable to noncontrolling interests of $15.7 million for the six months ended June 30, 2017 was primarily a result of $15.9 million of net gains on investment securities (including carried interest allocation) from our managed funds of funds portfolio due to net unrealized valuation increases of investments held by the funds. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net”.

Income Taxes
Our effective income tax expense rate was 36.8 percent and 35.4 percent for the three and six months ended June 30, 2017, respectively, compared to 41.2 percent and 40.8 percent for the three and six months ended June 30, 2016, respectively. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
The reductions in the effective tax rate for the three and six months ended June 30, 2017 resulted from the recognition of a tax benefit of $7.0 million and $13.1 million, respectively, due to the adoption and implementation of Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017. The new guidance requires tax impacts from employee share-based transactions to be recognized in the provision for income taxes rather than additional paid-in-capital in stockholders' equity required under the previous guidance. Additionally, our effective income tax expense rate for the six months ended June 30, 2017 included the recognition of a one-time tax benefit of $4.7 million reflective of the return of tax funds related to a prior years' tax return.
Excluding the impact of these tax items, we expect the annual effective tax rate for 2017 to be comparable to the full-year 2016 effective tax rate.
Operating Segment Results
We have three segments for which we report our financial information: Global Commercial Bank, SVB Private Bank and SVB Capital.
We report segment information based on the “management” approach, which designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 11—“Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.
The following is our reportable segment information for the three and six months ended June 30, 2017 and 2016:
Global Commercial Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Net interest income	$311,051	$254,680	22.1%	$586,929	$510,858	14.9%
Provision for credit losses	(14,856)	(36,454)	(59.2)	(43,745)	(69,169)	(36.8)
Noninterest income	83,904	77,310	8.5	163,423	152,069	7.5
Noninterest expense	(175,963)	(147,960)	18.9	(348,337)	(302,747)	15.1
Income before income tax expense	$204,136	$147,576	38.3	$358,270	$291,011	23.1
Total average loans, net of unearned income	$17,907,635	$16,026,605	11.7	$17,778,065	$15,473,170	14.9
Total average assets	45,483,372	40,703,091	11.7	44,193,023	41,118,263	7.5
Total average deposits	40,477,823	36,690,002	10.3	39,393,219	37,263,823	5.7

Three months ended June 30, 2017 and 2016
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $204.1 million for the three months ended June 30, 2017, compared to $147.6 million for the comparable 2016 period, which reflected the continued acquisition of new clients and growth of our core commercial business. The key components of GCB's performance for the three months ended June 30, 2017 compared to the comparable 2016 period are discussed below.
Net interest income from GCB increased by $56.4 million for the three months ended June 30, 2017, due primarily to an increase in loan interest income resulting mainly from higher average loan balances, as well as from an increase in loan yields as a result of rate increases.
GCB had a provision for credit losses of $14.9 million for the three months ended June 30, 2017, compared to $36.5 million for the comparable 2016 period. The provision of $14.9 million for the three months ended June 30, 2017 primarily reflected $12.7 million in net new specific reserves for nonaccrual loans and a $5.0 million increase in reserves for period-end loan growth, partially offset by a benefit from improved credit quality and the continued shift in our loan portfolio to private equity/venture capital loans, which tend to be of higher credit quality.
The provision of $36.5 million for the three months ended June 30, 2016 primarily reflected $15.4 million of reserves on new nonaccrual loans, $13.0 million for charge-offs that did not previously have a specific reserve and $10.7 million related to the increase in period-end loan balances, partially offset by a decrease in our reserves for performing loans.
Noninterest income increased by $6.6 million for the three months ended June 30, 2017, related primarily to an increase across our non-GAAP core fee income (higher credit card fees, foreign exchange fees, and client investment fees). This increase was due primarily to the continued growth of our client base and work with larger global companies reflective of investments in our platform, capabilities and global reach.
Noninterest expense increased by $28.0 million for the three months ended June 30, 2017, due primarily to increased compensation and benefits expense. Compensation and benefits expense increased as a result of higher incentive compensation expenses and increased salaries and wages. The increase in incentive compensation expenses was due to the expectation of our performance to exceed budget for 2017. The increase in GCB salaries and wages was due primarily to an increase in the average number of FTEs at GCB, which increased by 133 to 1,852 FTEs for the three months ended June 30, 2017, compared to 1,719 FTEs for the comparable 2016 period.
Six months ended June 30, 2017 and 2016
Net interest income from our GCB increased by $76.1 million for the six months ended June 30, 2017, due primarily to an increase in loan interest income resulting mainly from higher average loan balances as well as from an increase in loan yields, as a result of rate increases.
GCB had a provision for credit losses of $43.7 million for the six months ended June 30, 2017, compared to a provision of $69.2 million for the comparable 2016 period. The provision of $43.7 million for the six months ended June 30, 2017 was reflective primarily of $38.1 million in net new specific reserves for nonaccrual loans and $10.0 million from period-end loan growth, partially offset by a benefit from improved credit quality and the continued shift in our loan portfolio to private equity/venture capital loans, which tend to be of higher credit quality.
The provision of $69.2 million for the six months ended June 30, 2016 was reflective primarily of $27.5 million in charge-offs that did not previously have a specific reserve, $20.2 million from period-end loan growth with the remaining provision due primarily to reserves for new nonaccrual loans.
Noninterest income increased by $11.4 million for the six months ended June 30, 2017, related primarily to an increase across our non-GAAP core fee income (higher credit card fees, foreign exchange fees, and client investment fees). This increase was due primarily to the continued growth of our client base and work with larger global companies reflective of investments in our platform, capabilities and global reach.
Noninterest expense increased by $45.6 million for the six months ended June 30, 2017, due primarily to increased expenses for compensation and benefits. Compensation and benefits expense increased as a result of higher incentive compensation expenses and increased salaries and wages. The increase in incentive compensation expenses was due to the expectation of our performance to exceed budget for 2017. The increase in our salaries and wages expenses was due primarily to an increase in the average number of FTEs at GCB, which increased by 137 to 1,850 FTEs for the six months ended June 30, 2017, compared to 1,713 FTEs for the comparable 2016 period.
SVB Private Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Net interest income	$14,742	$13,538	8.9%	$28,352	$27,210	4.2%
(Provision for) reduction of credit losses	(329)	121	NM	(1,119)	(505)	121.6
Noninterest income	536	762	(29.7)	1,254	1,389	(9.7)
Noninterest expense	(4,050)	(2,954)	37.1	(7,968)	(6,359)	25.3
Income before income tax expense	$10,899	$11,467	(5.0)	$20,519	$21,735	(5.6)
Total average loans, net of unearned income	$2,365,464	$1,986,659	19.1	$2,305,723	$1,929,239	19.5
Total average assets	2,397,188	2,007,009	19.4	2,335,350	1,933,123	20.8
Total average deposits	1,302,890	1,115,599	16.8	1,319,776	1,123,167	17.5

NM—Not meaningful

Three months ended June 30, 2017 and 2016
Net interest income from our SVB Private Bank increased by $1.2 million for the three months ended June 30, 2017, due primarily to higher interest income due to loan growth, partially offset by a higher funding charge for loans funded as loan growth exceeded deposit growth.
Noninterest expense increased by $1.1 million for the three months ended June 30, 2017, due primarily to increased compensation and benefits expense. Compensation and benefits expense increased as a result of increased salaries and wages, reflective primarily of annual pay raises, and higher incentive compensation expenses due to the expectation of our performance to exceed budget for 2017.
Six months ended June 30, 2017 and 2016
Net interest income from our SVB Private Bank increased by $1.1 million for the six months ended June 30, 2017, due primarily to higher interest income due to loan growth, partially offset by a higher funding charge for loans funded as loan growth exceeded deposit growth.
SVB Private Bank had a provision for credit losses of $1.1 million for the six months ended June 30, 2017, compared to $0.5 million for the comparable 2016 period. The provision of $1.1 million for the six months ended June 30, 2017 was due primarily to reserves for period-end loan growth. The provision of $0.5 million for the six months ended June 30, 2016 was driven primarily by period-end loan growth.
Noninterest expense increased by $1.6 million for the six months ended June 30, 2017, due primarily to increased compensation and benefits expense. Compensation and benefits expense increased as a result of increased salaries and wages, reflective primarily of annual pay raises, and higher incentive compensation expenses due to the expectation of our performance to exceed budget for 2017.

SVB Capital

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Net interest income (expense)	$16	$(52)	(130.8)%	$16	$(52)	(130.8)%
Noninterest income	15,019	11,420	31.5	31,794	13,873	129.2
Noninterest expense	(6,192)	(3,684)	68.1	(9,664)	(7,597)	27.2
Income before income tax expense	$8,843	$7,684	15.1	$22,146	$6,224	NM
Total average assets	$355,292	$331,500	7.2	$364,036	$340,256	7.0

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
Three months ended June 30, 2017 and 2016
SVB Capital had noninterest income of $15.0 million for the three months ended June 30, 2017, compared to $11.4 million for the comparable 2016 period. The increase in noninterest income was due primarily to higher gains on investment securities compared to the comparable 2016 period. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $9.1 million for the three months ended June 30, 2017, compared to net gains of $6.7 million for the comparable 2016 period. The gains on investment securities of $9.1 million for the three months ended June 30, 2017 were primarily related to gains from distributions from our strategic venture capital fund investments and net unrealized valuation increases in the investments held by the funds driven by IPO and M&A activity during the second quarter of 2017, and

•	Fund management fees of $5.5 million compared to $4.3 million for the comparable 2016 period. The increase was due primarily to the addition of new managed funds at SVB Capital.
Six months ended June 30, 2017 and 2016
SVB Capital had noninterest income of $31.8 million for the six months ended June 30, 2017, compared to $13.9 million for the comparable 2016 period. The increase in noninterest income was due primarily to higher gains on investment securities compared to the comparable 2016 period. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $19.9 million for the six months ended June 30, 2017, compared to net gains of $4.8 million for the comparable 2016 period. The net gains on investment securities of $19.9 million for the six months ended June 30, 2017 were related to gains from distributions from our strategic venture capital fund investments and net unrealized valuation increases in the investments held by the funds driven by IPO and M&A activity during the first half of 2017, and

•	Fund management fees of $10.7 million compared to $8.9 million for the comparable 2016 period. The increase was due primarily to the addition of new managed funds at SVB Capital.
Consolidated Financial Condition
Our total assets and total liabilities and stockholders' equity were $48.4 billion at June 30, 2017 compared to $44.7 billion at December 31, 2016, an increase of $3.7 billion, or 8.3 percent. Below is a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $3.9 billion at June 30, 2017, an increase of $1.3 billion, or 51.4 percent, compared to $2.5 billion at December 31, 2016. The increase in period-end cash balances was primarily due to growth in our deposit balances during the six months ended June 30, 2017.
As of June 30, 2017 and December 31, 2016, $1.8 billion and $1.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $1.2 billion and $721 million, respectively.
Investment Securities
Investment securities totaled $22.6 billion at June 30, 2017, an increase of $0.9 billion, or 4.5 percent, compared to $21.7 billion at December 31, 2016. Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent primarily interest-earning fixed income investment securities; and (ii) a non-marketable and other securities portfolio, which represents primarily investments managed as part of our funds management business.

Available-for-Sale Securities
Our available-for-sale securities portfolio is primarily a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and addressing our asset/liability management objectives. Period-end available-for-sale securities were $12.1 billion at June 30, 2017 compared to $12.6 billion at December 31, 2016, a decrease of $0.5 billion, or 4.4 percent. The $0.5 billion decrease in period-end AFS securities balances from the fourth quarter of 2016 to the second quarter of 2017 was due primarily to $1.7 billion in portfolio paydowns and maturities partially offset by purchases of $1.2 billion of agency backed mortgage securities and U.S. Treasury securities.
Securities classified as available-for-sale are carried at fair value with changes in fair value recorded as unrealized gains or losses in a separate component of stockholders' equity.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as available-for-sale as of June 30, 2017. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities and U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	June 30, 2017
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$7,801,682	1.33%	$2,144,571	0.73%	$5,657,111	1.56%	$—	—%	$—	—%
U.S. agency debentures	1,927,253	1.62	424,613	1.18	1,502,640	1.75	—	—	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,915,281	2.28	—	—	—	—	554,866	2.00	1,360,415	2.40
Agency-issued collateralized mortgage obligations—variable rate	419,387	0.71	—	—	—	—	—	—	419,387	0.71
Total	$12,063,603	1.51	$2,569,184	0.80	$7,159,751	1.60	$554,866	2.00	$1,779,802	2.00
Held-to-Maturity Securities
Period-end held-to-maturity securities were $9.9 billion at June 30, 2017 compared to $8.4 billion at December 31, 2016, an increase of $1.5 billion, or 17.9 percent. The $1.5 billion increase in period-end HTM security balances from the fourth quarter of 2016 to the second quarter of 2017 was due to new purchases of $2.3 billion primarily in agency backed mortgage securities, partially offset by $0.8 billion in portfolio paydowns and maturities.
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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of June 30, 2017. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	June 30, 2017
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$641,191	2.63%	$—	—%	$75,321	3.01%	$565,870	2.58%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	4,170,585	2.51	—	—	288,094	2.22	66,949	2.07	3,815,542	2.54
Agency-issued collateralized mortgage obligations—fixed rate	3,240,643	1.78	—	—	—	—	150,940	1.62	3,089,703	1.78
Agency-issued collateralized mortgage obligations—variable rate	283,519	0.74	—	—	—	—	—	—	283,519	0.74
Agency-issued commercial mortgage-backed securities	1,386,455	2.31	—	—	—	—	—	—	1,386,455	2.31
Municipal bonds and notes	215,978	3.45	7,609	4.33	71,297	3.32	111,037	3.38	26,035	3.81
Total	$9,938,371	2.22	$7,609	4.33	$434,712	2.53	$894,796	2.48	$8,601,254	2.18
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. Our estimated fixed income investment securities portfolio duration was 2.6 years and 2.5 years at June 30, 2017 and December 31, 2016, respectively.

Non-Marketable and Other Securities
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture bank in China (“SPD-SVB”)), debt funds, private and public portfolio companies and investments in qualified affordable housing projects. Included in our non-marketable and other securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. See below for a summary of the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG.
Period-end non-marketable and other securities were $630.7 million at June 30, 2017 compared to $622.6 million at December 31, 2016, an increase of $8.1 million, or 1.3 percent. Non-marketable and other securities, net of noncontrolling interests were $506.2 million at June 30, 2017, compared to $500.1 million at December 31, 2016. The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$135,438	$34,831	$141,649	$40,464
Other venture capital investments (2)	1,897	203	2,040	218
Other securities (fair value accounting) (3)	788	105	753	138
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	85,609	64,140	82,823	64,030
Debt funds	16,476	16,476	17,020	17,020
Other investments (4)	113,322	113,322	123,514	123,514
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	110,001	110,001	114,606	114,606
Other investments	26,758	26,758	27,700	27,700
Investments in qualified affordable housing projects, net	140,381	140,381	112,447	112,447
Total non-marketable and other securities	$630,670	$506,217	$622,552	$500,137

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$16,841	$2,116	$18,459	$2,319
Capital Preferred Return Fund, LP	57,640	12,422	57,627	12,420
Growth Partners, LP	60,957	20,293	59,718	19,880
Other private equity fund (i)	—	—	5,845	5,845
Total venture capital and private equity fund investments	$135,438	$34,831	$141,649	$40,464

(i)	On January 3, 2017, the other private equity fund was closed resulting in an immaterial impact on the Company's financial statements.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
CP I, LP	$1,897	$203	$2,040	$218
Total other venture capital investments	$1,897	$203	$2,040	$218

(3)	Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds.

(4)	The following table shows the amounts of our other investments (equity method accounting) at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$75,052	$75,052	$75,296	$75,296
Other investments	38,270	38,270	48,218	48,218
Total other investments	$113,322	$113,322	$123,514	$123,514
Volcker Rule
On June 6, 2017, we received notice that the Board of Governors of the Federal Reserve System approved the Company’s application for an extension of the permitted conformance period for the Company’s investments in “illiquid” covered funds. The approval extends the deadline by which the Company must sell, divest, restructure or otherwise conform such investments to the provisions of the Volcker Rule until the earlier of (i) July 21, 2022, or (ii) the date by which each fund matures by its terms or is otherwise conformed to the Volcker Rule.
As implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Volcker Rule prohibits, subject to certain exceptions, a banking entity, such as the Company, from sponsoring or investing in covered funds, defined to include many venture capital and private equity funds.  As noted above, the Company currently maintains certain investments deemed to be prohibited investments in “illiquid” covered funds, which are now covered under the approved extension. As of June 30 2017, such prohibited investments had an estimated aggregate carrying value of approximately $166 million (and an aggregate fair value of approximately $279 million). (For more information about the Volcker Rule, see “Business—Supervision and Regulation” under Item 1 of Part 1 of our 2016 Form 10-K.)
Loans
Loans, net of unearned income increased by $1.1 billion to $21.0 billion at June 30, 2017, compared to $19.9 billion at December 31, 2016. Unearned income was $127 million at June 30, 2017 and $125 million at December 31, 2016. Total gross loans were $21.1 billion at June 30, 2017, an increase of $1.1 billion, compared to $20.0 billion at December 31, 2016. Period-end loans increased compared to December 31, 2016, driven primarily by loan growth in our private equity/venture capital portfolio. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software/internet	$5,442,532	25.8%	$5,668,578	28.3%
Hardware	1,131,181	5.3	1,189,114	5.9
Private equity/venture capital	8,902,436	42.2	7,747,911	38.7
Life science/healthcare	1,748,313	8.3	1,866,685	9.3
Premium wine	210,976	1.0	201,634	1.0
Other	448,102	2.1	396,458	2.0
Total commercial loans	17,883,540	84.7	17,070,380	85.2
Real estate secured loans:
Premium wine	695,150	3.3	678,745	3.5
Consumer	2,125,326	10.1	1,925,620	9.6
Other	43,065	0.2	43,807	0.2
Total real estate secured loans	2,863,541	13.6	2,648,172	13.3
Construction loans	81,021	0.4	64,957	0.3
Consumer loans	275,844	1.3	241,153	1.2
Total gross loans	$21,103,946	100.0	$20,024,662	100.0
Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of June 30, 2017:

	June 30, 2017
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software/internet	$1,413,083	$802,172	$1,509,840	$833,858	$883,579	$5,442,532
Hardware	257,135	174,338	156,173	362,852	180,683	1,131,181
Private equity/venture capital	757,990	739,597	1,364,863	1,261,809	4,778,177	8,902,436
Life science/healthcare	332,284	420,155	414,240	412,325	169,309	1,748,313
Premium wine	68,862	38,216	62,551	27,847	13,500	210,976
Other	221,407	14,630	49,276	52,415	110,374	448,102
Commercial loans	3,050,761	2,189,108	3,556,943	2,951,106	6,135,622	17,883,540
Real estate secured loans:
Premium wine	156,649	179,267	231,543	96,147	31,544	695,150
Consumer	1,835,563	215,907	73,856	—	—	2,125,326
Other	7,889	—	14,443	20,733	—	43,065
Real estate secured loans	2,000,101	395,174	319,842	116,880	31,544	2,863,541
Construction loans	3,463	40,615	14,168	22,775	—	81,021
Consumer loans	113,858	39,605	37,763	50,755	33,863	275,844
Total gross loans	$5,168,183	$2,664,502	$3,928,716	$3,141,516	$6,201,029	$21,103,946
At June 30, 2017, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $9.3 billion, or 44.3 percent of our portfolio. These loans represented 251 clients, and of these loans, $77.1 million were on nonaccrual status as of both June 30, 2017 and December 31, 2016.

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
The credit profile of our loan portfolio clients varies based on the nature of the lending we do for different market segments. Our three main market segments include (i) technology (software/internet and hardware) and life science/healthcare, (ii) private equity/venture capital, and (iii) SVB Private Bank.
(i) Technology and Life Science/Healthcare
Our technology and life science/healthcare loan portfolios include loans to clients at all stages of their life cycles and represent the largest segments of our loan portfolio. The primary underwriting method for our technology and life science/healthcare portfolios are classified as investor dependent, balance sheet dependent, or cash flow dependent.
Investor dependent loans represent a relatively small percentage of our overall portfolio at 10 percent of total gross loans at June 30, 2017, compared to 11 percent at December 31, 2016. These loans are made to companies in both our Accelerator (early-stage) and Growth practices. Investor dependent loans typically have modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing selectively, at reduced amounts, or on less favorable terms, which may have an adverse effect on our borrowers' ability to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely that the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
Balance sheet dependent loans, which includes asset-based loans, represented 12 percent of total gross loans at June 30, 2017 compared to 13 percent at December 31, 2016. Balance sheet dependent loans are structured to require constant current asset coverage (i.e. cash, cash equivalents, accounts receivable and, to a much lesser extent, inventory) in an amount that exceeds the outstanding debt. These loans are generally made to companies in our Growth and Corporate Finance practices. Our asset-based lending, which includes working capital lines and accounts receivable financing, represented seven and one percent of total gross loans as of June 30, 2017 and seven percent and two percent of total gross loans at December 31, 2016, respectively. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Cash flow dependent loans, which include sponsored buyout lending, represent our largest source of repayment within our technology and life science/healthcare loan portfolios at approximately 17 percent of total gross loans at June 30, 2017, compared to 20 percent of total gross loans at December 31, 2016. Cash flow dependent loans require the borrower to maintain cash flow from operations that is sufficient to service all debt. Borrowers must demonstrate normalized cash flow in excess of all fixed charges associated with operating the business. Sponsored buyout loans represented 10 percent of total gross loans at June 30, 2017, compared to 11 percent of total gross loans at December 31, 2016. These loans are typically used to assist a select group of experienced private equity sponsors with the acquisition of businesses, are larger in size, and repayment is generally dependent upon the cash flows of the acquired company. The acquired companies are typically established, later-stage businesses of scale and characterized by reasonable levels of leverage and loan structures that include meaningful financial covenants. The sponsor's equity contribution is often 50 percent or more of the acquisition price.

(ii) Private Equity/Venture Capital
We also provide financial services to clients in the private equity/venture capital community. At June 30, 2017, our lending to private equity/venture capital firms and funds represented 42 percent of total gross loans, compared to 39 percent of total gross loans at December 31, 2016. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are often secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(iii) SVB Private Bank
Our SVB Private Bank clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support. Our lending to SVB Private Bank clients represented 11 percent of total gross loans at both June 30, 2017 and December 31, 2016. Many of these clients have mortgages, which represented 86 percent of this portfolio at June 30, 2017; the balance of this portfolio consisted of home equity lines of credit, restricted stock purchase loans, capital call lines of credit, and other secured and unsecured lending.

State Concentrations
Approximately 31 percent and 11 percent of our outstanding total gross loan balances as of June 30, 2017 were to borrowers based in California and New York, respectively, compared to 33 percent and 11 percent as of December 31, 2016. Other than California and New York, there are no states with gross loan balances greater than 10 percent.

See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2016 Form 10-K.

Credit Quality Indicators
As of June 30, 2017 and December 31, 2016, our total criticized loans and impaired loans represented four percent and six percent of our total gross loans, respectively. Criticized and impaired loans to early-stage clients represented 17 percent of our total criticized and impaired loan balances at both June 30, 2017 and December 31, 2016. Loans to early-stage clients represent a relatively small percentage of our overall portfolio at six percent of total gross loans at June 30, 2017. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.
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

(Dollars in thousands)	June 30, 2017	December 31, 2016
Gross nonaccrual, past due, and restructured loans:
Nonaccrual loans	$120,172	$118,979
Loans past due 90 days or more still accruing interest	85	33
Total nonperforming loans	120,257	119,012
OREO and other foreclosed assets	—	—
Total nonperforming assets	$120,257	$119,012
Performing TDRs	$31,311	$33,732
Nonperforming loans as a percentage of total gross loans	0.57%	0.59%
Nonperforming assets as a percentage of total assets	0.25	0.27
Allowance for loan losses	$236,496	$225,366
As a percentage of total gross loans	1.12%	1.13%
As a percentage of total gross nonperforming loans	196.66	189.36
Allowance for loan losses for nonaccrual loans	$40,558	$37,277
As a percentage of total gross loans	0.19%	0.19%
As a percentage of total gross nonperforming loans	33.73	31.32
Allowance for loan losses for total gross performing loans	$195,938	$188,089
As a percentage of total gross loans	0.93%	0.94%
As a percentage of total gross performing loans	0.93	0.94
Total gross loans	$21,103,946	$20,024,662
Total gross performing loans	20,983,689	19,905,650
Allowance for unfunded credit commitments (1)	47,000	45,265
As a percentage of total unfunded credit commitments	0.28%	0.27%
Total unfunded credit commitments (2)	$16,786,807	$16,743,196

(1)
The “allowance for unfunded credit commitments” is included as a component of other liabilities and any provision is included in the “provision for credit losses” in the statement of income. See “Provision for credit losses” for a discussion of the changes to the allowance.

(2)	Includes unfunded loan commitments and letters of credit.

Our allowance for loan losses as a percentage of total gross loans decreased one basis point to 1.12 percent at June 30, 2017. The decrease of one basis point was reflective primarily of the decrease in our allowance for performing loans as a percentage of total gross loans which decreased by one basis point to 0.93 percent, at June 30, 2017.
Our allowance for loan losses for nonaccrual loans was $40.6 million at June 30, 2017, compared to $37.3 million at December 31, 2016. The $3.3 million increase in the allowance for nonaccrual loans included $35.7 million of new nonaccrual loan reserves, partially offset by $27.6 million of charge-offs. New nonaccrual loan reserves of $35.7 million were mostly attributable to our software/internet loan portfolio.
The following table presents a summary of changes in nonaccrual loans:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Beginning balance	$118,979	$123,392
Additions	56,339	128,338
Paydowns	(22,116)	(81,997)
Charge-offs	(33,028)	(49,622)
Other reductions	(2)	(1,132)
Ending balance	$120,172	$118,979
Our nonaccrual loans as of June 30, 2017 included $97.2 million from seven clients (six software/internet clients represented $76.4 million, and one life science/healthcare client which represented $20.8 million). Two of these loans are sponsored buyout loans that were added to our nonaccrual portfolio in 2015, another is a Corporate Finance client that was a new nonaccrual loan in 2016, and four are new nonaccrual loans added in 2017 in our Accelerator and Growth practices. The total credit exposure for these seven largest nonaccrual loans is $98.1 million, for which we have specifically reserved $28.6 million.
Average nonaccrual loans for the three and six months ended June 30, 2017 were $128.9 million and $127.1 million, respectively, compared to $115.9 million and $113.7 million for the comparable 2016 periods. The $13.0 million increase in average nonaccrual loans for the three months ended June 30, 2017 compared to June 30, 2016 was primarily from our software/internet loan portfolio. If the nonaccrual loans had not been impaired, $2.1 million and $3.9 million in interest income would have been recorded for the three and six months ended June 30, 2017, respectively, compared to $1.2 million and $2.7 million for the comparable 2016 periods.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at June 30, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016	% Change
Derivative assets, gross (1)	$225,248	$210,070	7.2%
Foreign exchange spot contract assets, gross	355,972	53,058	NM
Accrued interest receivable	119,945	111,222	7.8
FHLB and Federal Reserve Bank stock	58,012	57,592	0.7
Accounts receivable	65,187	62,569	4.2
Net deferred tax assets	87,809	71,840	22.2
Other assets	131,952	106,337	24.1
Total accrued interest receivable and other assets	$1,044,125	$672,688	55.2

NM—Not meaningful

(1)	See “Derivatives” section below.
Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $302.9 million was due primarily to an overall increase in activity at period-end.
Net Deferred Tax Assets
The increase of $16.0 million in net deferred tax assets primarily related to an increase in the allowance for loan losses, fair value changes of our AFS securities portfolio, and tax accounting method change adjustments, partially offset by an increase in future taxable income attributable to warrants.
Other
Other includes various asset amounts for other operational transactions. The increase of $25.6 million was reflective of a $10.4 million increase in prepaid purchases of software agreement renewals at June 30, 2017 compared to December 31, 2016.

Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	June 30, 2017	December 31, 2016	% Change
Assets:
Equity warrant assets	$131,750	$131,123	0.5%
Foreign exchange forward and option contracts	81,843	68,027	20.3
Interest rate swaps	—	810	(100.0)
Client interest rate derivatives	11,655	10,110	15.3
Total derivative assets	$225,248	$210,070	7.2
Liabilities:
Foreign exchange forward and option contracts	$(76,170)	$(54,668)	39.3
Client interest rate derivatives	(11,765)	(9,770)	20.4
Total derivative liabilities	$(87,935)	$(64,438)	36.5
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At June 30, 2017, we held warrants in 1,808 companies, compared to 1,739 companies at December 31, 2016. Warrants in 15 companies each had values greater than $1.0 million and collectively represented $39.4 million, or 30.0 percent, of the fair value of the total warrant portfolio at June 30, 2017. The change in fair value of equity warrant assets is recorded in gains on equity warrant assets, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance, beginning of period	$124,233	$130,670	$131,123	$137,105
New equity warrant assets	3,419	2,220	7,492	4,606
Non-cash changes in fair value, net	8,270	7,345	7,294	7,494
Exercised equity warrant assets	(3,601)	(9,666)	(13,030)	(18,021)
Terminated equity warrant assets	(571)	(769)	(1,129)	(1,384)
Balance, end of period	$131,750	$129,800	$131,750	$129,800

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at June 30, 2017 was $5.2 million and our net exposure at December 31, 2016 was $0.8 million. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 9—“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts was zero at June 30, 2017 and our net exposure at December 31, 2016 was $0.3 million. For additional information on our client interest rate derivatives, see Note 9—“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Deposits
Deposits were $42.5 billion at June 30, 2017, an increase of $3.5 billion, or 8.9 percent, compared to $39.0 billion at December 31, 2016. The increase in deposits was driven primarily by new funds coming from existing clients in our Private Equity Services, Growth and Accelerator and China portfolios during the first half of 2017 due to healthy venture capital funding and robust secondary public offering market activities.
At June 30, 2017, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $52.1 million, compared to $48.3 million at December 31, 2016. At June 30, 2017, $52.1 million of the time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. Approximately 12 percent of our total deposits at June 30, 2017 and at December 31, 2016 were from our clients in Asia.
Short-Term Borrowings
We had $0.5 million in short-term borrowings at June 30, 2017, compared to $512.7 million at December 31, 2016. The decrease was due to the repayment, on January 6, 2017, of our short-term FHLB advances utilized and outstanding at December 31, 2016.
Long-Term Debt
Our long-term debt was $749.4 million at June 30, 2017 and $795.7 million at December 31, 2016.
As of June 30, 2017, long-term debt included our 3.50% Senior Notes, 5.375% Senior Notes, and 7.0% Junior Subordinated Debentures. For more information on our long-term debt, see Note 8—“Short-Term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Our 6.05% Subordinated Notes, issued by the Bank, were repaid on June 1, 2017. The interest rate swap agreement relating to this issuance was terminated upon repayment of the notes.
Other Liabilities
A summary of other liabilities at June 30, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016	% Change
Foreign exchange spot contract liabilities, gross	$530,539	$68,018	NM
Accrued compensation	84,206	135,842	(38.0)
Allowance for unfunded credit commitments	47,000	45,265	3.8
Derivative liabilities, gross (1)	87,935	64,438	36.5
Other	395,474	304,820	29.7
Total other liabilities	$1,145,154	$618,383	85.2

NM—Not meaningful

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $462.5 million was due primarily to increased client trade activity at period-end.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The decrease of $51.6 million was primarily the result of 2016 incentive compensation payouts during the first quarter of 2017, partially offset by higher accruals for the six months ended June 30, 2017 due to the expectation of our performance to exceed budget for 2017.

Other
Other includes various accrued liability amounts for other operational transactions. The increase of $90.7 million was reflective primarily of a $57.2 million increase in unsettled investment securities purchases at June 30, 2017 compared to December 31, 2016.
Noncontrolling Interests
Noncontrolling interests totaled $140.6 million and $134.5 million at June 30, 2017 and December 31, 2016, respectively. The $6.1 million increase was due primarily to income attributable to noncontrolling interests of $15.7 million, partially offset by net distributions of $9.6 million to limited partners from various managed funds of funds for the six months ended June 30, 2017.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$12,434,423	$130,849	$12,974,923	$130,853
As a percentage of total assets	25.7%	0.3%	29.0%	0.3%
Liabilities carried at fair value	$87,935	$—	$64,438	$—
As a percentage of total liabilities	0.2%	—%	0.2%	—%
As a percentage of assets carried at fair value		1.1%		1.0%
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
During the three and six months ended June 30, 2017, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $10.4 million and $17.1 million, primarily due to realized and unrealized net gains on equity warrant assets due primarily to M&A and IPO activity. During the three and six months ended June 30, 2016, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $4.8 million and $12.0 million, primarily due to net gains realized on exercised warrant assets.

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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $3.9 billion at June 30, 2017, an increase of $256.9 million, or 7.1 percent, compared to $3.6 billion at December 31, 2016. This increase was due primarily to net income of $224.7 million for the six months ended June 30, 2017 and an increase in additional paid-in capital of $40.7 million attributable primarily to amortization of share-based compensation expense and common stock issued under employee benefit plans.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of June 30, 2017 and December 31, 2016. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios applicable to bank holding companies and banks to be considered “well capitalized” and “adequately capitalized”, are set forth below:

			Minimum Ratios under Applicable Regulatory Capital Adequacy Requirements
	June 30, 2017	December 31, 2016	“Well Capitalized”	“Adequately Capitalized”
SVB Financial:
CET 1 risk-based capital ratio	13.05%	12.80%	6.5%	4.5%
Tier 1 risk-based capital ratio	13.43	13.26	8.0	6.0
Total risk-based capital ratio	14.39	14.21	10.0	8.0
Tier 1 leverage ratio	8.40	8.34	N/A	4.0
Tangible common equity to tangible assets ratio (1)	8.06	8.15	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)	13.11	12.89	N/A	N/A
Bank:
CET 1 risk-based capital ratio	12.59%	12.65%	6.5%	4.5%
Tier 1 risk-based capital ratio	12.59	12.65	8.0	6.0
Total risk-based capital ratio	13.59	13.66	10.0	8.0
Tier 1 leverage ratio	7.66	7.67	5.0	4.0
Tangible common equity to tangible assets ratio (1)	7.58	7.77	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)	12.65	12.75	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Capital ratios (CET 1, tier 1, total risk-based capital and tier 1 leverage) for SVB Financial increased as of June 30, 2017, compared to the same ratios as of December 31, 2016. The changes were driven by an increase in capital during the first half of 2017, primarily from net income. An increase in additional paid-in capital from share-based compensation expense during the six months ended June 30, 2017 also resulted in a benefit to the capital ratios. The increases in capital were partially offset by an increase in risk-weighted assets due to period-end loan growth and higher investment and cash balances driven by increases in deposits.
Capital ratios (CET 1, tier 1, total risk-based capital and tier 1 leverage) for the Bank decreased as of June 30, 2017, compared to the same ratios as of December 31, 2016. The decrease in the Bank's capital ratios reflected $40.0 million of cash dividends paid by the Bank to our bank holding company, SVB Financial, during the first half of 2017. All of our reported capital ratios remain above the levels considered to be “well capitalized” under applicable banking regulations.
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
The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended June 30, 2017 and December 31, 2016:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
GAAP SVBFG stockholders’ equity	$3,899,435	$3,642,554	$3,607,234	$3,423,427
Tangible common equity	$3,899,435	$3,642,554	$3,607,234	$3,423,427
GAAP total assets	$48,400,379	$44,683,660	$47,571,865	$44,059,340
Tangible assets	$48,400,379	$44,683,660	$47,571,865	$44,059,340
Risk-weighted assets	$29,754,958	$28,248,750	$28,515,724	$26,856,850
Tangible common equity to tangible assets	8.06%	8.15%	7.58%	7.77%
Tangible common equity to risk-weighted assets	13.11	12.89	12.65	12.75
The tangible common equity to tangible assets ratio decreased for SVB Financial and the Bank due to the proportionally higher increase in our assets compared to the increases in common equity during the six months ended June 30, 2017. Increased capital was reflective primarily of net income for the six months ended June 30, 2017. Total assets increased primarily as a result of loan growth and higher investment and cash balances driven by increases in deposits. The tangible common equity to risk-weighted assets ratio increased for SVB Financial and decreased for the Bank. The increase for SVB Financial was a result of the proportionally higher increase in net income compared to the changes in risk-weighted assets during the six months ended June 30, 2017. The growth in period-end risk-weighted assets was primarily due to period-end loan growth and higher investment and cash balances driven by increases in deposits. The decrease for the Bank was a result of $40.0 million in cash dividends paid by the Bank to our bank holding company, SVB Financial, during the first half of 2017. See “SVBFG Stockholders’ Equity” above for further details on changes to the individual components of our equity balance.
Off-Balance Sheet Arrangements
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to Note 12—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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
For further details on our commitments to invest in venture capital and private equity funds, refer to Note 12—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives for our off-balance sheet products which may impact deposit levels. At June 30, 2017, our period-end total deposit balances were $42.5 billion, compared to $39.0 billion at December 31, 2016.
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
We have certain facilities in place to enable us to access short-term borrowings on a secured (using high-quality fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The fair value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. Treasury securities) at June 30, 2017 totaled $1.7 billion, all of which was unused and available to support additional borrowings. The fair value of collateral pledged at the discount window of the Federal Reserve Bank at June 30, 2017 totaled $0.8 billion, all of which was unused and available to support additional borrowings.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2017 and 2016. For further details, see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Six months ended June 30,
(Dollars in thousands)	2017	2016
Average cash and cash equivalents	$3,562,811	$2,294,562
Percentage of total average assets	7.7%	5.2%
Net cash provided by operating activities	$360,078	$142,067
Net cash (used for) provided by investing activities	(1,982,887)	2,028,151
Net cash provided by (used for) financing activities	2,931,303	(1,819,018)
Net increase in cash and cash equivalents	$1,308,494	$351,200

Average cash and cash equivalents increased by $1.3 billion, or 55.3 percent, to $3.6 billion for the six months ended June 30, 2017, compared to $2.3 billion for the comparable 2016 period.
Cash provided by operating activities was $360.1 million for the six months ended June 30, 2017, reflective primarily of net income before noncontrolling interests of $240.4 million and $159.6 million of increased liabilities for FX spot contracts that were unsettled at June 30, 2017 and settled shortly after period-end.
Cash used for investing activities of $2.0 billion for the six months ended June 30, 2017 was driven by $3.5 billion in purchases of fixed income investment securities, partially offset by $2.5 billion of proceeds from maturities and principal paydowns from our fixed income investment securities portfolio. Additionally, $1.1 billion in cash outflows were used to fund loan growth during the six months ended June 30, 2017.
Cash provided by financing activities was $2.9 billion for the six months ended June 30, 2017, reflective primarily of a net increase of $3.5 billion in deposits, partially offset by $512.2 million of payments on our overnight short-term borrowings and $46.2 million for the repayment of our 6.05% Subordinated Notes upon maturity.
Cash and cash equivalents were $3.9 billion and $1.9 billion, respectively, at June 30, 2017 and June 30, 2016.
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

Model Simulation and Sensitivity Analysis
One application of the aforementioned simulation model involves measurement of the impact of changes in market interest rates on our economic value of equity (“EVE”). EVE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items, if any. A second application of the simulation model measures the impact of changes in market interest rates on our net interest income (“NII”) assuming a static balance sheet as of the period-end reporting date. Meaning, the size and composition of earning assets and funding liabilities are held constant over the simulation horizon. Simulated cash flows during the scenario horizon are assumed to be replaced as they occur, which restores the balance sheet to its original size and composition. More specifically, with respect to earning assets, loan maturities, principal maturities, paydowns and calls on investments are added back as replacement balances as they occur during the simulation horizon. Yield and spread assumptions on cash and investment balances reflect current market rates. Yield and spread assumptions on loans reflect recent market impacts on product pricing. Similarly, we make certain deposit decay rate assumptions on demand deposits and interest bearing deposits, which are replenished to hold the level and mix of funding liabilities constant. Changes in market interest rates that affect us are principally short-term interest rates and include the following benchmark indexes: (i) National and SVB Prime rates, (ii) 1-month and 3-month LIBOR, and (iii) the Federal Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans, variable rate investment securities and balances held as cash and cash equivalents. Additionally, simulated changes in deposit pricing relative to changes in market rates, commonly referred to as deposit beta, generally follow overall changes in short-term interest rates, although actual changes may lag in terms of timing and magnitude. Overall, the assumed weighted deposit beta on interest bearing deposits is approximately 35.0 percent, which means deposit repricing is assumed to be approximately 35.0 percent of a given change in short-term interest rates. This repricing is reflected as a change in interest expense on interest bearing deposit balances.
For the period ended June 30, 2017, we made a revision to certain behavioral assumptions around the prime rate index in our ALM model that resulted in an updated representation of NII in downward rate shock scenarios. This change primarily impacted NII and EVE interest rate risk sensitivity in the -100, and -200 bps rate shock scenarios. The base case and upward rate shock scenario risk measures were not significantly impacted by this model change. As such, the prior period amounts presented below have been revised for the assumption changes.
The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points at June 30, 2017 and at December 31, 2016:

Change in interest rates (basis points) Dollars in thousands)	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
	EVE	Amount	Percent	NII	Amount	Percent
June 30, 2017:
200	$7,819,802	$2,186,501	38.8%	$1,899,168	$409,825	27.5%
100	6,796,714	1,163,413	20.7	1,696,143	206,800	13.9
—	5,633,301	—	—	1,489,343	—	—
-100	5,275,121	(358,180)	(6.4)	1,275,089	(214,254)	(14.4)
-200	5,630,161	(3,140)	(0.1)	1,205,404	(283,939)	(19.1)

December 31, 2016 (As revised):
200	$7,442,322	$2,066,751	38.4%	$1,628,527	$376,073	30.0%
100	6,470,761	1,095,190	20.4	1,439,562	187,108	14.9
—	5,375,571	—	—	1,252,454	—	—
-100	4,970,406	(405,165)	(7.5)	1,103,255	(149,199)	(11.9)
-200	5,300,642	(74,929)	(1.4)	1,066,303	(186,151)	(14.9)
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
Our base case EVE as of June 30, 2017 increased from December 31, 2016 by $258 million primarily due to balance sheet mix changes as well as changes in the yield curve. Compared to December 31, 2016, period-end loans, as of June 30, 2017, net of unearned income, increased $1.1 billion. Comparing the same periods, period-end total fixed income investment securities increased $1.0 billion and period-end cash and cash equivalents increased by $1.3 billion driven primarily by an increase in deposits balances of $3.5 billion.
Higher short-term LIBOR rates as of June 30, 2017, with marginally lower long-term rates, contributed to a flattening of the yield curve compared to December 31, 2016. Changes in nominal rates and a change in the shape of the yield curve resulted in the market value of deposits decreasing in amounts greater than assets. However, as noted above, balance sheet growth was the primary factor which resulted in a higher base case EVE as of June 30, 2017. Compared to December 31, 2016, proportional growth in loans, investments, and deposits did not significantly impact EVE sensitivity measures in the +100 bps and +200 bps rate shock scenarios as of June 30, 2017. The change in sensitivity in the downward rate shock scenarios can be attributed to the increase in the level of rates across the yield curve, as described above, compared to the level of rates on December 31, 2016. The resulting discount rates applied as of June 30, 2017 are higher than those from the prior period.
12-Month Net Interest Income Simulation
Our simulated 12-month base case NII at June 30, 2017 increased from December 31, 2016 by $237 million, due to the impact of higher rates on LIBOR and Prime rate based loans, higher period-end loan growth as noted above, and a generally higher level of earning assets at June 30, 2017.
NII sensitivity as of June 30, 2017 in the +100 and -100 bps rate shock scenarios is nearly symmetrical at +14% and -14%, respectively. This profile is as expected, given the composition of floating rate loans in our balance sheet. NII sensitivity in the +200 and -200 bps interest rate shock scenarios still shows asymmetry, with less sensitivity in the -200 bps rate shock scenario due to floors on loans.
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

SVB Financial Group

Date: August 7, 2017	/s/ DANIEL BECK
Daniel Beck
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: August 7, 2017	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1*	Offer Agreement, dated April 28, 2017, by and between Daniel Beck and SVB Financial Group.	8-K	000-15637	10.1	May 12, 2017
10.2*	Letter Agreement, dated May 11, 2017, by and between Michael Descheneaux and SVB Financial Group	8-K	000-15637	10.2	May 12, 2017
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Denotes compensatory plan or arrangement