Form 10-K
period 2017-12-31
SVB FINANCIAL GROUP
filed 2018-02-28
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act:     None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity securities held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $9,261,347,942.
At January 31, 2018, 52,874,188 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company's 2018 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2017	Part III

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
IASB— International Accounting Standards Board
IFRS— International Financial Reporting Standards
IPO— Initial Public Offering
IRS— Internal Revenue Service
IT— Information Technology
LIBOR— London Interbank Offered Rate
M&A— Merger and Acquisition
OTTI— Other Than Temporary Impairment
SEC— Securities and Exchange Commission

SPD-SVB— SPD Silicon Valley Bank Co. Ltd. (the Bank's joint venture bank in China)
SVBIF— SVB India Finance Private Limited (the Bank's non-banking financial company in India)
TDR— Troubled Debt Restructuring
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

You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” "could," "would," “predict,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “assume,” “seek,” “expect,” “plan,” “intend,” the negative of such words or comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we have based these expectations on our current beliefs as well as our assumptions, and such expectations may prove to be incorrect. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements. Important factors that could cause our actual results and financial condition to differ from the expectations stated in the forward-looking statements include, among others:

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

•
The impact of governmental policy, legal requirements and regulations including Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), regulations promulgated by the Board of Governors of the Federal Reserve (the "Federal Reserve"), and other regulatory requirements;

•	The impact of lawsuits and claims, as well as legal or regulatory proceedings;

•	The impact of changes in accounting standards and tax laws, including the expected impact of the Tax Cuts and Jobs Act (the "TCJ Act");

•	The levels of equity capital available to our client or portfolio companies;

•	The effectiveness of our risk management framework and quantitative models;

•	Our ability to maintain or increase our market share, including through successfully implementing our business strategy and undertaking new business initiatives; and

•	Other factors as discussed in “Risk Factors” under Part I, Item 1A of this report.

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
General
SVB Financial Group ("SVB Financial") is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a diverse set of banking and financial products and services to clients across the United States, as well as in key international innovation markets. For 35 years, we have been dedicated to helping support entrepreneurs and clients of all sizes and stages throughout their life cycles, primarily in the technology, life science/healthcare, private equity/venture capital and premium wine industries.
We offer commercial and private banking products and services through our principal subsidiary, Silicon Valley Bank (the “Bank”), which is a California state-chartered bank founded in 1983 and a member of the Federal Reserve System. The Bank and its subsidiaries also offer asset management, private wealth management and other investment services. In addition, through SVB Financial's other subsidiaries and divisions, we offer non-banking products and services, such as funds management, venture capital and private equity investment. In addition, we focus on cultivating strong relationships with firms within the private equity and venture capital community worldwide, many of which are also our clients and may invest in our corporate clients.
As of December 31, 2017, on a consolidated basis, we had total assets of $51.2 billion, total investment securities of $24.4 billion, total loans, net of unearned income, of $23.1 billion, total deposits of $44.3 billion and total SVB Financial stockholders' equity of $4.2 billion.
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
Commercial Bank. Our Commercial Bank products and services are provided by the Bank and its subsidiaries to commercial clients primarily in the technology, life science/healthcare, and private equity/venture capital industries. The Bank provides solutions to the financial needs of commercial clients through credit, treasury management, foreign exchange, trade finance, and other services. We broadly serve clients within the U.S., as well as non-U.S. clients in key international innovation markets.
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
The Bank's treasury management products and services include a wide range of deposits and receivables, payments, and cash management solutions accessible through our expanding online and mobile banking platforms. Deposit products include business and analysis checking accounts, money market accounts, multi-currency accounts, in-country bank accounts and sweep accounts. In connection with deposit services, the Bank provides receivables services, which include merchant services, remote capture, lockbox, electronic deposit capture, and fraud control services. Payment and cash management products and services include wire transfer and automated clearing house payment services to enable clients to transfer funds more quickly, as well as business bill pay, business credit and debit cards, account analysis, and disbursement services.
The Bank's foreign exchange and trade products and services help to facilitate clients' global finance and business needs. These products and services include foreign exchange services that help commercial clients to manage their foreign currency needs and risks through the purchase and sale of currencies, swaps and hedges on the global inter-bank market. The Bank also offers letters of credit, including export, import, and standby letters of credit, to enable clients to ship and receive goods globally.

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
SVB Analytics. SVB Analytics, Inc. ("SVB Analytics") previously provided equity valuation services to companies and private equity/venture capital firms and currently provides research for investors and companies in the innovation economy. In September 2017, SVB Analytics sold its equity valuation services business.
Debt Fund Investments. Debt Fund Investments is comprised of our investments in debt funds in which we are a strategic investor: (i) funds managed by Gold Hill Capital, which provide secured debt to private companies of all stages, and (ii) funds managed by Partners for Growth LLC, which provide secured debt primarily to mid-stage and late-stage companies.
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
For more information about our three operating segments, including financial information and results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Segment Results” under Part II, Item 7 of this report, and Note 22—“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Revenue Sources
Our total revenue is comprised of our net interest income and noninterest income. Net interest income on a fully taxable equivalent basis and noninterest income for the year ended December 31, 2017 were $1.4 billion and $557 million, respectively.
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
Noninterest income is primarily income generated from our fee-based services and gains on our investments and derivative securities. We offer a wide range of fee-based financial services to our clients, including global commercial banking, private banking and other business services. We generally refer to revenues generated by such fee-based services as our "core fee income" which is comprised of our foreign exchange fees, deposit service charges, credit card fees, lending related fees, client investment fees and letters of credit fees. We believe our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model. Additionally, we hold available-for-sale, held-to-maturity, non-marketable and marketable investment securities. Subject to applicable regulatory requirements, we manage and invest in private equity/venture capital funds that invest directly in privately-held companies, as well as funds that invest in other private equity/venture capital funds. Gains on these investments are reported in our consolidated statements of income and include noncontrolling interests. We also recognize gains from warrants to acquire stock in client companies, which we obtain in connection with negotiating credit facilities and certain other services. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Gains on Investment Securities, Net” - and "-Gains on Equity Warrant Assets, Net" under Part II, Item 7 of this report.
We derive substantially all of our revenue from U.S. clients.  We derived less than 10 percent of our total revenues from foreign clients for each of 2017, 2016 and 2015.
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
Technology and Life Science/Healthcare
We serve a variety of clients in the technology and life science/healthcare industries. Our technology clients tend to be in the industries of: hardware (such as semiconductors, communications, data, storage, and electronics); software/internet (such as infrastructure software, applications, software services, digital content and advertising technology), and energy and resource innovation ("ERI"). Because of the diverse nature of ERI products and services, ERI-related loans are reported under our hardware, software/internet, life science/healthcare and other commercial loan categories, as applicable, for loan-related reporting. Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. A key component of our technology and life science/healthcare business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. We serve these clients primarily through three practices:

•
Our SVB Accelerator practice focuses on serving our “emerging” or “early-stage” clients. These clients are generally privately-held companies in the start-up or early stages of their life cycles and funded by friends and family, “seed” or “angel” investors, or have gone through an initial round of venture capital financing. They are typically engaged primarily in research and development activities and may have brought only a few products or services to market, if any. SVB Accelerator clients tend to have annual revenues below $5 million, and many are pre-revenue companies.

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

Private Equity/Venture Capital
We serve clients in the private equity/venture capital community, many of whom are investors in the portfolio company clients to whom we provide banking services. In particular, we provide credit facilities to our private equity/venture capital clients, including capital call lines of credit, the repayment of which is dependent on the payment of capital calls or management fees by the underlying limited partner investors in the funds managed by the firms.
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
Private Bank/Wealth Management
We provide private banking and wealth management services to consumer clients, including private equity/venture capital professionals and executive leaders of the innovation companies we support. We offer private banking, cash management and wealth management services to meet their personal banking and financial needs.

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
Employees
As of December 31, 2017, we employed 2,438 full-time equivalent employees.
Supervision and Regulation
Our bank and bank holding company operations are subject to extensive regulation by federal and state regulatory agencies. This regulation is intended primarily for the stability of the U.S. banking system as well as the protection of depositors and the Deposit Insurance Fund (the “DIF”). This regulation is not intended for the benefit of our security holders. As a bank holding company that has elected financial holding company status, SVB Financial is subject to primary inspection, supervision, regulation, and examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve, as well as the California Department of Business Oversight (the “DBO”) - Division of Financial Institutions. In addition, the Bank must comply with certain requirements of the Federal Deposit Insurance Corporation (the “FDIC”), as to the extent provided by law, the Bank's deposits are insured by the FDIC. Our consumer banking activities also are subject to regulation and supervision by the Consumer Financial Protection Bureau (the “CFPB”). Many of these banking regulations are designed primarily to protect our customers, counterparties and the stability of the U.S. and international banking systems.
SVB Financial and its other non-bank subsidiaries are also subject to regulation by the Federal Reserve and other applicable federal and state regulatory agencies and self-regulatory organizations, including the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”). In addition, we are subject to regulation by certain foreign regulatory agencies in international jurisdictions where we conduct, or may in the future wish to conduct, business, including the United Kingdom, Israel, Hong Kong, China Germany and Canada. (See “-International Regulation” below.)
The following discussion of statutes and regulations is a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. Regulators, the U.S. Congress, state legislatures and international consultative and standard setting bodies continue to enact rules, laws and policies to regulate the financial services industry and public companies in an effort to protect consumers and investors, and may have differing interpretations in the implementation of such rules. As a result, the precise nature of these laws and regulations and the effect of such policies on the Company’s business cannot be predicted and in some cases, may have a material and adverse effect on our business, financial condition, and/or results of operations. For more information, see "Risk Factors - Legal and Regulatory Risks" under Part I, Item IA of this report.

Regulation and Supervision of SVB Financial
Under the BHC Act, SVB Financial, as a bank holding company, is subject to the Federal Reserve’s regulation and supervision and its authority to, among other things:

•	Require periodic reports and such other additional information as the Federal Reserve may require in its discretion;

•	Require the maintenance of certain minimum levels of capital and adherence to capital adequacy standards;

•	Restrict the ability of bank holding companies to service debt, pay dividends or receive dividends or other distributions from their subsidiary banks;

•	Require prior approval for senior executive officer and director changes under certain circumstances;

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

Bank holding companies generally are prohibited, except in certain statutorily prescribed instances including exceptions for financial holding companies, from acquiring direct or indirect ownership or control of five percent or more of any class of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to prior notice or Federal Reserve approval, bank holding companies may engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition to being a bank holding company, SVB Financial has elected to be a "financial holding company" as permitted under the Gramm-Leach-Bliley Act of 1999 ("GLBA"), which status allows SVB Financial to generally engage in certain otherwise prohibited nonbanking activities and certain other broader securities, insurance, merchant banking and other activities that the Federal Reserve has determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval, subject to the requirement imposed by the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that SVB Financial must obtain prior Federal Reserve approval (subject to certain exceptions) in order to acquire a nonbanking company engaged in financial activities with more than $10 billion in consolidated assets.
Pursuant to the GLBA, in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well-capitalized, well-managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act (“CRA”). In addition, pursuant to the Dodd-Frank Act, a financial holding company, and no longer just bank subsidiaries thereof, is required to be well-capitalized and well-managed. Failure to maintain compliance with these requirements or correct any non-compliance within a specified time could lead to divestiture of subsidiary banks, require all activities to conform to those permissible for a bank holding company (as opposed to the greater range of activities permissible for a financial holding company), or subject the financial holding company to other regulatory restrictions.
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

In addition to regulation and supervision by the Federal Reserve as a bank holding company and financial holding company, SVB Financial is also treated as a bank holding company under the California Financial Code. As such, SVB Financial and its subsidiaries are subject to periodic examination by and may be required to file reports with the DBO.

The Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, enacted in 2010, was intended to make significant structural reforms to the financial services industry. The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital levels and more stringent liquidity management requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector, many of which vary depending on the asset size of the financial institution. Various aspects of the Dodd-Frank Act apply based on the asset size of the financial institution. Among other things, the Dodd-Frank Act provides for:

•	Capital standards applicable to bank holding companies that may be no less stringent than those generally applicable to insured depository institutions;

•	Periodic stress tests for financial entities, including SVB Financial and the Bank;

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

The Dodd-Frank Act also requires the issuance of numerous implementing regulations, some of which have not yet been finalized. Individually and collectively, both the proposed and final regulations resulting from the Dodd-Frank Act may materially and adversely affect our businesses, financial conditions and results of operations. Further, the Dodd-Frank Act imposes enhanced prudential standards on bank holding companies with average total consolidated assets of $50 billion or more. In addition, under the Federal Reserve's implementing regulations, certain additional standards apply to bank holding companies with average total consolidated assets of $250 billion or more or $10 billion or more in on-balance sheet foreign exposures. See "-Enhanced Prudential Standards" and "-Regulatory Capital" below. As we approach having average total consolidated assets size of $50 billion, as measured under the Federal Reserve's regulations (see below under "-Enhanced Prudential Standards"), we may experience heightened regulatory expectations with respect to our risk management practices and other matters, even though we are not yet formally subject to such enhanced prudential standards.

Enhanced Prudential Standards
Under the Federal Reserve’s regulations implementing the Dodd-Frank Act’s enhanced prudential standards, bank holding companies with $50 billion or more in average total consolidated assets are subject to more stringent prudential requirements, including requirements for risk-based and leverage capital, liquidity management, risk management, resolution planning, supervisory capital stress testing and capital planning, and single counterparty credit exposure limits. Additional requirements apply to bank holding companies with average total consolidated assets of $250 billion or more or $10 billion or more in on-balance sheet foreign exposures. Certain requirements, including the single counterparty credit exposure limits and separate early remediation standards, have not yet been finalized and implemented.

Pursuant to the Federal Reserve’s regulations, a bank holding company becomes subject to the more stringent prudential standards at the end of a four-quarter period over the course of which the bank holding company averages total consolidated assets of $50 billion or more. We refer to the conclusion of that four-quarter period as the time at which a bank holding company becomes “subject to enhanced prudential standards.” Once a bank holding company becomes subject to enhanced prudential standards, certain of the standards include a transition period that provides a timeline for the bank holding company to comply. Below we describe several of the enhanced prudential standards’ requirements and the associated transition periods that apply once a bank holding company becomes subject to the requirements.

•
Comprehensive Capital Analysis and Review (“CCAR”). Bank holding companies are required to submit an annual capital plan to the Federal Reserve. Failure to submit a satisfactory plan can result in restrictions on the payment of dividends as well as other restrictions. Bank holding companies that first become subject to enhanced prudential standards on or before September 30th of a given calendar year must comply with the requirements of the rules on January 1 of the following year.  In contrast, bank holding companies that first become subject to enhanced prudential standards after September 30th of a given calendar year need not comply with the requirements of the capital plan rule until January 1 of the second following year.  Under modifications to the Federal Reserve's capital planning and stress testing rules that became effective in 2017, for “large and noncomplex” bank holding companies.  (defined as a bank holding company that has less than $250 billion in total consolidated assets, less than $75 billion in non-bank assets and is not a global systemically important bank holding company under the Federal Reserve’s rules), the Federal Reserve may object to a capital plan if it determines that the bank holding company has not demonstrated an ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the relevant planning horizon.  With respect to bank holding companies that are large and complex (as compared to large and noncomplex), the Federal Reserve may object on a broader range of bases, including so-called “qualitative” bases.

•
Stress Testing. Bank holding companies are required to submit to the Federal Reserve the results of a mid-year and annual company-run stress test and make summaries of such results available to the public. SVB Financial is currently subject to the annual company-run stress test requirements by virtue of having more than $10 billion in average total consolidated assets. In addition, bank holding companies are subject to an annual supervisory stress test conducted by the Federal Reserve, which publicly discloses summaries of the results of the supervisory stress tests. Bank holding companies become subject to stress testing requirements in the year following the first year in which the bank holding company submits a capital plan.

•
Resolution Planning. Bank holding companies are required to annually submit to the Federal Reserve and the FDIC a plan for rapid and orderly resolution in the event of material financial distress or failure. Separately, the FDIC requires insured depository institutions that have average total consolidated assets of $50 billion or more, based on a four-quarter average, to annually submit to the FDIC a plan that enables the FDIC as receiver to resolve the bank under Sections 11 and 13 of the Federal Deposit Insurance Act, as amended (the “FDIA”). A bank holding company or bank must submit its first resolution plan by the next July 1st following the date it becomes subject to the rule, provided the submission date occurs at least 270 days after it becomes subject to the rule.

•
Liquidity Coverage Ratio. Pursuant to the Liquidity Coverage Ratio (“LCR”) requirement, bank holding companies are required to maintain high-quality liquid assets in accordance with specific quantitative requirements. A modified, less stringent version of the Federal Reserve’s LCR rule applies to bank holding companies with greater than $50 billion in average total consolidated assets, but less than $250 billion in average total consolidated assets and $10 billion in on-balance sheet foreign exposures (so-called “advanced approaches” banking organizations). The modified LCR rule, which we would expect to be the version of the rule most likely to apply to SVB Financial upon our becoming subject to enhanced prudential standards, requires subject bank holding companies to maintain sufficient high-quality liquid assets to meet 70 percent of anticipated cash outflows (as calculated under the rule) on the last business day of the applicable calendar month. A bank holding company must comply with the LCR rule after meeting the relevant asset threshold according to a transition schedule set out in the LCR rule, which varies based on the size of the institution.

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

Regulation and Supervision of Silicon Valley Bank
The Bank is a California state-chartered bank, a member of the Federal Reserve and a member of the FDIC. The Bank is subject to primary supervision, periodic examination and regulation by the DBO and the Federal Reserve, as the Bank’s primary federal regulator. In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank activities and investments under the FDIA. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their transactions with affiliates, their foreign operations, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DBO or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the Federal Reserve, and separately the FDIC as insurer of the Bank’s deposits, have broad prudential authority to:

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

Regulatory Capital
In July 2013, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency (the “OCC”) jointly published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The agencies said that they believe the new rules will result in capital requirements that better reflect banking organizations’ risk profiles. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to the internationally agreed regulatory capital framework adopted by the Basel Committee on Banking Supervision (the “Basel Committee”). The new rules largely became effective for SVB Financial and the Bank in January 2015, with some rules being transitioned into full effectiveness over two to four years. The new capital rules, among other things, (i) require elevated capital levels for the Bank and SVB Financial; (ii) introduce a new capital measure limited to common equity called “Common Equity Tier 1” (“CET1”) and a related regulatory capital ratio of CET 1 to risk-weighted assets; (iii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; (iv) change the risk-weightings of certain on- and off-balance sheet assets for purposes of risk-based capital ratios; (v) create an additional capital conservation buffer (which will limit dividends and other discretionary bonus payments to certain executive officers if not satisfied) above the required capital ratios; (vi) limit what qualifies as capital for purposes of meeting the various capital requirements; (vii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (viii) expand the scope of the deductions from, and adjustments to, capital as compared to prior regulations. Further, under the Basel III capital adequacy framework as implemented in the United States, banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures (the “Advanced Approaches Thresholds”) are subject to the “advanced approaches” capital rules, which require banking organization to use an internal ratings-based approach and other model-based methodologies to calculate risk-based capital requirements for credit risk and advanced measurement approaches to calculate risk-based capital requirements for operational risk. As of December 31, 2017, we had total consolidated assets of $51.2 billion and approximately $6.0 billion in on-balance sheet foreign exposures. Our level of foreign exposures is determined based on our current understanding of applicable regulatory standards, guidance, interpretations, expectations and assumptions, and may be subject to change based on any modifications, clarifications or evolution of these standards, guidance, interpretations, expectations or assumptions. In addition to being required to use internal models to calculate capital requirements, crossing the Advanced Approaches Thresholds triggers a number of additional requirements, including the following:

•
Application of a Standardized Capital Floor. Section 171 of the Dodd-Frank Act, commonly referred to as the Collins Amendment, provides that a banking organization’s capital requirements calculated under the “advanced approaches” capital rules may not be lower than the capital requirements calculated using the prescriptive “standardized approach” that otherwise generally applies to banking organizations.

•	Supplementary Leverage Ratio of 3%. The supplementary leverage ratio (“SLR”) is more stringent than the otherwise applicable Tier 1 leverage ratio of 4%, which is discussed below.

•
Unavailability of the Accumulated Other Comprehensive Income Opt-Out Election under the Risk-Based Capital Rules. Banking organizations subject to the advanced approaches capital rules are not permitted to opt-out from having accumulated other comprehensive income (“AOCI”) included in regulatory capital.

•
Countercyclical Capital Buffer. This standard requires a banking organization to hold an additional buffer amount, designed to counteract systemic vulnerabilities. The buffer amount is currently set by the Federal Reserve at zero percent, but could change in the future. If the buffer is not met, the banking organization is subject to limitations on dividends and other payouts.

•
Full Liquidity Coverage Ratio. The full LCR requires LCR calculation on a daily (compared to the modified LCR’s monthly standard) basis, uses the banking organization’s full net cash outflow amount (compared to 70% under the modified LCR), and includes an “add-on” to net cash outflows for certain maturity mismatch during the 30-day LCR period.

On December 7, 2017, the Basel Committee published a set of revisions to its Basel III framework to address perceived weaknesses in the current methodology for calculating risk weighted assets, in particular to increase the risk-sensitivity of the standardized approach and to constrain banking organizations’ discretion in modeling their capital requirements under models-based approaches (such as the advanced approaches in the United States). Following the adoption of the final standards, the Federal Reserve, the FDIC and the OCC announced, also on December 7, 2017, that they support the conclusion of efforts to reform the international bank capital standards in response to the global financial crisis, and that they would consider how to appropriately apply these revisions to the Basel III reform package in the United States through the standard notice-and-comment rulemaking process.
In addition to meeting the capital requirements set forth in the new capital rules, the Bank is required to demonstrate its ability to maintain sufficient capital ratios under the scenarios of adverse and severely adverse financial conditions that are part of Federal Reserve’s stress testing requirements. Bank holding companies with total consolidated assets between $10 billion and $50 billion and state member banks with total consolidated assets of more than $10 billion, such as SVB Financial and the Bank, respectively, are generally required to conduct annual company-run stress tests, the results of which could require us to take certain actions, including raising additional capital. We are required to submit to the Federal Reserve the results of the annual company-run stress tests and to make summaries of the results of the company-run stress tests available to the public.
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
The new capital rules require several changes to regulatory capital deductions and adjustments, subject to a transition period. These changes include, for example, the requirement that deferred tax assets (“DTAs”) arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. In addition, under the previous capital rules, certain effects of AOCI or loss items included in shareholders’ equity were reversed for the purposes of determining regulatory capital ratios. Under the new capital rules, the effects of certain AOCI are not excluded; however, non-advanced approaches banking organizations, including SVB Financial and the Bank, may make a one-time permanent election to continue to exclude these items. We made this election in April 2015 to reduce the potential impact on SVB Financial’s and the Bank’s regulatory capital levels due to periodic volatile changes in long-term interest rates. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and is being phased-in over a four-year period (begun at 40% on January 1, 2015 and increasing by a 20% percentage points per year until 100%).
The new capital rules also include changes in the risk-weighting of assets to better reflect perceived credit risk and other risk exposure and require higher tangible common equity components of capital. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisitions, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status and a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable. Under the new capital rules, the minimum capital ratios are as follows:

•	4.5% CET1 to risk-weighted assets

•	6.0% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”)
The new capital rules require SVB Financial and the Bank to meet a capital conservation buffer requirement in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. To meet the requirement when it is fully phased in, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted capital ratios. The requirement is being phased in over a four year period, which began on January 1, 2016, at which time the amount of such capital must have exceeded the buffer level of 0.625%. The buffer level will continue to increase by 0.625 percentage points each year until reaching 2.5% on January 1, 2019. When the capital conservation buffer requirement is fully phased in, to avoid constraints, a banking organization must maintain the following capital ratios (after any distribution): (i) CET1 to risk-weighted assets more than 7.0%, (ii) Tier 1 capital to risk-weighted assets more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets more than 10.5%.

With respect to the Bank, the new capital rules also revised the “prompt corrective action” regulations, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The new capital rules do not change the total risk-based capital requirement for any “prompt corrective action” category. See “-Prompt Corrective Action and Other General Enforcement Authority” below.

Although we continue to evaluate the impact that the new capital rules have on SVB Financial and the Bank and monitor developments from the federal banking agencies and the Basel Committee, we believe that SVB Financial and the Bank meet all capital requirements under the new capital rules on a fully phased-in basis as if such requirements were effective as of December 31, 2017. The estimate is based on management’s current interpretation, expectations, and understanding of the new capital rules. We anticipate that the Bank will continue to exceed the well-capitalized minimum capital requirements, and that SVB Financial will thus continue to qualify as a financial holding company.

Capital Planning
Banking organizations must have appropriate capital planning processes, with proper oversight from the Board of Directors. Accordingly, pursuant to a separate, general supervisory letter from the Federal Reserve, bank holding companies are expected to conduct and document comprehensive capital adequacy analyses prior to the declaration of any dividends (on common stock, preferred stock, trust preferred securities or other Tier 1 capital instruments), capital redemptions or capital repurchases. Moreover, the federal banking agencies have adopted a joint agency policy statement, noting that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the relevant federal banking agencies to take corrective actions. Bank holding companies with $50 billion or more in average total consolidated assets are additionally subject to capital plan requirements under the enhanced prudential standards. See “-Enhanced Prudential Standards-Comprehensive Capital Analysis and Review” above.

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
Additionally, subject to certain exceptions, the rule prohibits a banking entity from sponsoring or investing in “covered funds,” which includes many venture capital, private equity and hedge funds. One such exception permits a banking entity to sponsor and invest in a covered fund that it organizes and offers to customers, provided that additional requirements are met. These permitted investments generally are limited to 3% of the total amount or number of ownership interests in each covered fund. In addition, the aggregate investments a banking entity makes in all covered funds generally are limited to 3% of the institution’s Tier 1 capital.
On June 6, 2017, we received notice that the Board of Governors of the Federal Reserve approved the Company’s application for an extension of the permitted conformance period for the Company’s investments in certain “illiquid” covered funds. The approval extends the deadline by which the Company must sell, divest, restructure or otherwise conform such investments to the provisions of the Volcker Rule until the earlier of (i) July 21, 2022 or (ii) the date by which each fund matures by its terms or is otherwise conformed to the Volcker Rule.
As of December 31, 2017, we estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule’s restrictions, had an aggregate carrying value of approximately $153 million (and an aggregate fair value of approximately $253 million). These covered fund interests are comprised of interests attributable solely to the Company in our consolidated managed funds and certain of our non-marketable securities.
We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker Rule restrictions on other areas of our business.
The Volcker Rule also requires banking entities to design and implement a compliance program reasonably designed to ensure and monitor compliance with the Volcker Rule. If SVB Financial reports total consolidated assets as of $50 billion or more as of the previous calendar year-end, it will become subject to the Volcker Rule’s enhanced compliance program requirements, which, among other things, require an annual attestation from the chief executive officer regarding the design and effectiveness of the compliance program.
Prompt Corrective Action and Other General Enforcement Authority
State and federal banking agencies possess broad powers to take corrective and other supervisory action against an insured bank and its holding company. The FDIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Further, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice, warrants such treatment.

Bank holding companies and insured banks also may be subject to potential enforcement actions of varying levels of severity by the federal regulators for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation or condition imposed in writing by any applicable agency or term of a written agreement with that agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; the termination of the bank’s deposit insurance; the appointment of a conservator or receiver for the bank; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Safety and Soundness Guidelines
Banking regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees and benefits. In addition, the bank regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. The Federal Reserve’s enhanced prudential standards require publicly traded bank holding companies with total consolidated assets of $10 billion or more to establish and maintain risk management committees for their boards of directors to oversee the bank holding companies’ risk management frameworks. In January 2015, we formed a risk committee of our Board of Directors. Bank holding companies with total consolidated assets of $50 billion and greater are subject to more stringent board risk committee and risk management requirements, including liquidity risk requirements.

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

Transactions with Affiliates
Transactions between the Bank and its operating subsidiaries (such as SVB Securities and SVB Asset Management) on the one hand, and the Bank’s affiliates (such as SVB Financial, SVB Analytics or an entity affiliated with our SVB Capital business) on the other, are subject to restrictions imposed by federal and state law, designed to protect the Bank and its subsidiaries from engaging in unfavorable behavior with their affiliates. The Dodd-Frank Act further extended the definition of an “affiliate” to include any investment fund to which the Bank or an affiliate serves as an investment adviser. The Federal Reserve’s Regulation W, implements these restrictions on affiliate transactions and prevents SVB Financial and other affiliates from borrowing from, or entering into other credit transactions with, the Bank or its operating subsidiaries unless the loans or other credit transactions are secured by specified amounts of collateral, and also require that the Bank enter into such transaction on terms no less favorable to the Bank than the terms of an arms’ length transaction with an unaffiliated party. Moreover, all loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with any one affiliate are limited, in the aggregate, to 10% of the Bank’s capital and surplus; and all loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with all affiliates are limited, in the aggregate, to 20% of the Bank’s capital and surplus. For this purpose, a “covered transaction” generally includes, among other things, a loan or extension of credit to an affiliate, including a purchase of assets subject to an agreement to repurchase; a purchase of or investment in securities issued by an affiliate; the acceptance of a security issued by an affiliate as collateral for an extension of credit to any borrower; the borrowing or lending of securities where the Bank has credit exposure to the affiliate; the acceptance of “other debt obligations” of an affiliate as collateral for a loan to a third party; any derivative transaction that causes the Bank to have credit exposure to an affiliate; and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. The Dodd-Frank Act expanded the transactions for which collateral is required to be maintained, and for all such transactions, it requires collateral to be maintained at all times. In addition, the Volcker Rule under the Dodd-Frank Act established certain prohibitions, restrictions and requirements (known as “Super 23A” and “Super 23B”) on covered transactions and other arrangements between a covered fund and a banking entity that serves as an investment manager, investment adviser, organizer and offeror, or sponsor with respect to that covered fund (and certain other covered funds), regardless whether the banking entity has an ownership interest in the fund.
Loans to Insiders
Extensions of credit by the Bank to insiders of both the Bank and SVB Financial are subject to prohibitions and other restrictions imposed by the Federal Reserve’s Regulation O. For purposes of these limits, “insiders” include directors, executive officers and principal stockholders of the Bank or SVB Financial and their related interests. The term “related interest” means a company controlled by a director, executive officer or principal stockholder of the Bank or SVB Financial. The Bank may not extend credit to an insider of the Bank or SVB Financial unless the loan is made on substantially the same terms as, and subject to credit underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions with non-insiders. In addition, the Bank may not extend credit to insiders in an amount, when aggregated with all other extensions of credit, that is greater than $500,000 without prior approval from the Bank’s Board of Directors (with any interested person abstaining from participating directly or indirectly in the voting). California law, the federal regulations and the Dodd-Frank Act place additional restrictions on loans to insiders, and generally prohibit loans to executive officers other than for certain specified purposes. The Bank is required to maintain records regarding insiders and extensions of credit to them.

Premiums for Deposit Insurance
The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Due to higher levels of bank failures during the 2008 economic recession, the FDIC’s resolution costs increased, which depleted the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits by September 30, 2020, the FDIC has increased deposit insurance premium rates. Insured institutions with assets of $10 billion or more, such as the Bank, are responsible for funding the increase, with assessment rates based on a risk-based scorecard calculation provided by the FDIC. In addition, the FDIC retains the authority to further increase assessment rates and the FDIC has established a higher reserve ratio of 2% as a long-term goal which goes beyond what is required by statute. Continued increases in our FDIC insurance premiums could have an adverse effect on the Bank’s results of operations. For the years ended December 31, 2017 and 2016, we recorded $35.1 million and $25.5 million, respectively, in FDIC assessments expense.

Consumer Regulations
The Bank is subject to many federal consumer protection statutes and regulations, such as the CRA, the Equal Credit Opportunity Act (Regulation B), the Electronic Fund Transfer Act (Regulation E), the Truth in Lending Act (Regulation Z), the National Flood Insurance Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transaction Act and various federal and state privacy protection laws. In addition, the CFPB has the authority to conduct examinations for all depository institutions with total assets of $10 billion or more, which includes the Bank. The CFPB’s mandate is to promulgate consumer regulations and ensure that consumer financial practices at large banks, such as the Bank, comply with consumer financial protection legal requirements. The CFPB’s authority includes the ability to examine all subsidiaries and affiliates of the Bank as well. Penalties for violating these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, civil monetary penalties, remediation for affected consumers and reimbursements and orders to halt expansion/existing activities. The CFPB has broad authority to institute various enforcement actions for violation of these laws, including investigations, civil actions, cease and desist proceedings and the ability to refer criminal findings to the Department of Justice. The Bank and SVB Financial are also subject to federal and state laws prohibiting unfair, deceptive, abusive, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.

State and federal banking agencies and other such enforcement authorities have increased efforts to aggressively enforce consumer protection laws, implement regulations and take action against non-compliant parties. The advent of the CFPB further heightens oversight and review of compliance with consumer protection laws and regulations. Due to these heightened regulatory concerns, including increased enforcement of the CRA by the federal banking agencies, and broad consumer protection powers and authority of the CFPB, the Bank and its affiliates may incur additional compliance costs or be required to expend additional funds for investments in their local community.

Anti-Money Laundering and Anti-Corruption Regulations
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) and its corresponding regulations substantially broadened the scope of U.S. anti-money laundering laws and regulations as set forth in the U.S. Bank Secrecy Act ("BSA"), by requiring insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent and report money laundering and terrorist financing. The USA PATRIOT Act and its regulations also provide for information sharing, subject to certain conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to consider the effectiveness of the anti-money laundering activities of the applicants. Material deficiencies in anti-money laundering compliance, and non-compliance with related requirements such as the U.S. economic and trade sanctions regimes, can result in public enforcement actions by the bank regulatory agencies and other government agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputational consequences for SVB Financial and the Bank.

In addition to the anti-money laundering provisions of the BSA and USA PATRIOT Act, we are also subject to anti-corruption laws and regulations both in the United States and internationally, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which impose strict prohibitions on payments and hiring practices with regard to government officials and employees.

Regulation of Certain Subsidiaries
SVB Securities is registered as a broker-dealer with the SEC and a member of FINRA, and accordingly, is subject to regulation by both agencies. SVB Securities is also a member of the Securities Investor Protection Corporation. As a broker-dealer, SVB Securities must comply with a variety of regulations associated with its business lines, including (i) rules that govern the registration and examination of SVB Securities and its employees, (ii) substantive requirements and prohibitions concerning its relationships with its customers and counterparties, (iii) anti-fraud provisions and (iv) requirements to develop and maintain internal compliance and supervisory programs. SVB Securities also must comply with the financial responsibility rules governing broker-dealers, including Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which is designed to measure the general financial condition and liquidity of a broker-dealer and seek to ensure its financial stability in light of its activities. Under this rule, SVB Securities is required to maintain minimum net capital calculated in accordance with a specified formula in order to help meet its continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of the Bank to withdraw capital from SVB Securities or require a capital infusion to support growth in the business or new activities. SVB Asset Management and SVB Wealth Advisory are registered with the SEC under the Investment Advisers Act of 1940, as amended, and are subject to its rules and regulations. In addition, following completion of various studies on investment advisers and broker-dealers required by the Dodd-Frank Act, the SEC has, among other things, recommended to Congress that it consider various means to enhance the SEC’s examination authority over investment advisers, which may have an impact on SVB Asset Management and SVB Wealth Advisory that we cannot currently assess.
Securities Registration and Listing
SVB Financial’s common stock is registered under the Exchange Act and listed on the NASDAQ Global Select Market. As such, SVB Financial is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act, as well as the Marketplace Rules and other requirements promulgated by Nasdaq Stock Market, LLC.
As a public company, SVB Financial is also subject to the accounting oversight and corporate governance requirements of the Sarbanes−Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including, among other things, required executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced requirements relating to disclosure controls and procedures and internal control over financial reporting.
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
Credit Risks
Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile. We may need to make material provisions for loan losses in any period, which could reduce net income, increase net losses, or otherwise adversely affect our financial condition in that period.
Our loan portfolio has a credit profile different from that of most other banking companies. The credit profiles of our clients vary across our loan portfolio, based on the nature of the lending we do for different market segments. In our portfolios for early-stage and mid-stage privately-held companies, many of our loans are made to companies with modest or negative cash flows and/or no established record of profitable operations, primarily within the technology and life science and healthcare industries. Consequently, repayment of these loans is often dependent upon receipt by our borrowers of additional financing from venture capitalists or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity or "exit" event. In recent periods, liquidity levels have been healthy and have improved. Many companies have been able to obtain liquidity through venture capital-backed financing as well as various other exit opportunities at relatively high valuations. However, there can be no assurance that they will be able to continue to obtain funding at current valuation levels, if at all. If current economic conditions weaken or do not continue to improve, such activities may slow down, or valuations may drop in a meaningful manner, which may impact the financial health of our client companies. In such case, investors may provide financing in a more selective manner, at lower levels, and/or on less favorable terms, if at all, any of which may have an adverse effect on our borrowers' ability to repay their loans to us. In addition, because of the intense competition and rapid technological change that characterizes the technology, and life science and healthcare industry sectors in which most of our borrowers reside, as well as periodic volatility in the market prices for their securities, a borrower’s financial position can deteriorate rapidly. Collateral for many of our loans often includes intellectual property and other intangible assets, which are difficult to value and may not be readily salable in the case of default. As a result, even if a loan is secured, we may not be able to fully recover the amounts owed to us, if at all.

In addition, a meaningful portion of our loan portfolio is comprised of our larger loans, which could increase the impact on us of any single borrower default. As of December 31, 2017, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $10.5 billion, or 45.1 percent, of our portfolio. These larger loans have over time represented, and continue to represent, an increasingly greater portion of our total loan portfolio. They include capital call lines of credit to our private equity and venture capital clients, as well as other loans made to our later-stage and larger corporate clients, and may be made to companies with greater levels of debt relative to their equity, balance sheet liquidity, or cash flow. Additionally, we have continued our efforts to grow our loan portfolio by agenting or arranging larger syndicated credit facilities and participating in larger syndicates agented by other financial institutions as well as making sponsor-led buyout loans, which are leveraged buyout or recapitalization financings typically sponsored by our private equity clients. In those arrangements where we do not act as the lead syndicate agent, our control or decision-making ability over the credit facility is typically limited to our participation interest.

Further, the repayment of financing arrangements we enter into with our clients may be dependent on the financial condition or ability of third parties to meet their payment obligations to our clients. For example, we enter into formula-based financing arrangements that are secured by our clients’ accounts receivable from third parties with whom they do business. We also make loans secured by letters of credit issued by other third party banks and enter into letters of credit discounting arrangements, the repayment of which may be dependent on the reimbursement by third party banks. We also extend recurring revenue-based lines of credit, where repayment may be dependent on borrowers’ revenues from third parties. Further, in our loan portfolio of private equity and venture capital firm clients, many of our clients have lines of credit, the repayment of which are dependent on the payment of capital calls or management fees by the underlying limited partner investors in the funds managed by these firms. In recent periods, we have increased the levels of these capital call lines of credit. These third parties may not be able to meet their financial obligations to our clients or to us which, ultimately, could have an adverse impact on us.

We also lend to private equity and venture capital professionals primarily through SVB Private Bank. These individual clients may face difficulties meeting their financial commitments, especially during a challenging economic environment, and may be unable to repay their loans. In certain instances, we may also relax loan covenants and conditions or extend loan terms to borrowers that are experiencing financial difficulties. While such determinations are based on an assessment of various factors including access to additional capital in the near term, there can be no assurance that such continued support will result in any borrower meeting his or her financial commitments. In addition, we lend to premium wineries and vineyards through SVB Wine. Repayment of loans made to these clients may be dependent on overall wine demand and sales, or other sources of financing or income which may be adversely affected by a challenging economic environment, as well as overall grape supply which may be adversely affected by poor weather, heavy rains, flooding, droughts, fires, wildfires, earthquakes or other natural conditions.

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
As a lender, we face the risk that our borrower clients will fail to pay their loans when due. If borrower defaults cause large aggregate losses, it could have a material adverse effect on our business, results of operations or financial condition. We reserve for such losses by establishing an allowance for loan losses, the increase of which results in a charge to our earnings as a provision for loan losses. Although we have established an evaluation process designed to determine the adequacy of our allowance for loan losses that uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are also dependent upon the subjective experience and judgment of our management. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our historical experience or are otherwise inconsistent with our credit quality assessments. Moreover, banking regulators, as part of their supervisory function, periodically review our methodology, models and the underlying assumptions, estimates and assessments we make in determining the adequacy of our allowance for loan losses. These regulators may conclude that changes are necessary, which could impact our overall credit portfolio. Such changes could result in, among other things, modifications to our methodology or models, reclassification or downgrades of our loans, increases in our allowance for loan losses or other credit costs, imposition of new or more stringent concentration limits, restrictions in our lending activities and/or recognition of further losses. There can be no assurance that our allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition or results of operations.

The borrowing needs of our clients may be unpredictable, especially during a challenging economic environment. We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments, which could have a material adverse effect on our business, financial condition, results of operations or reputation.
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. As a result, we typically have a substantial amount of total unfunded credit commitments reflected off our balance sheet and a significant portion of these commitments ultimately expire without being drawn upon. See Note 19—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details. However, the actual borrowing needs of our clients may exceed our expected funding requirements. For example, our client companies may be more dependent on our credit commitments in a challenging economic environment due to the lack of available credit elsewhere, the increasing costs of credit through other channels, or the limited availability of financings from private equity or venture capital firms. In addition, limited partner investors of our private equity and venture capital fund clients may fail to meet their underlying investment commitments due to liquidity or other financing difficulties, which may impact our clients’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients may have a material adverse effect on our business, financial condition, results of operations or reputation.

Further, although we have established a reserve for losses associated with our unfunded credit commitments, the level of the reserve is determined by a methodology similar to that used to establish our allowance for loan losses in our funded loan portfolio. While the reserve is susceptible to significant changes, it is primarily based on credit commitments outstanding less the amounts that have been funded, the amount of the unfunded portion that we expect to be utilized in the future, credit quality of the loan credit commitments, and management’s estimates and judgment. There can be no assurance that our allowance for unfunded credit commitments will be adequate to provide for actual losses associated with our unfunded credit commitments. An increase in the allowance for unfunded credit commitments in any period may result in a charge to our earnings, which could reduce our net income or increase net losses in that period.

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
A significant portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities such as deposits and internal borrowings, and the interest rates and fees we receive on our interest-earning assets such as loans extended to our clients, securities held in our investment portfolio and excess cash held to manage short-term liquidity. Our interest rate spread can be affected by the mix of the types of loans, investment securities, deposits and other liabilities on our balance sheet, as well as a variety of external factors beyond our control that affect interest rate levels, such as competition, inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of various governmental bodies. For example, changes in key variable market interest rates, such as the Federal Funds, National Prime, the London Interbank Offered Rate (“LIBOR”) or Treasury rates, generally impact our interest rate spread. While changes in interest rates do not generally produce equivalent changes in the revenues earned from our interest-earning assets and the expenses associated with our interest-bearing liabilities, increases in market interest rates are nevertheless likely to cause our interest rate spread to increase. Conversely, if interest rates decline, our interest rate spread will likely decline. In response to the last global economic recession, the U.S. Federal Reserve and other central banking institutions took monetary policy actions, including the utilization of quantitative easing and created and maintained a low interest rate environment. Over the last few years, interest rates have increased. Since December 2015, the Federal Reserve has raised interest rates five times and may institute further changes in the future. Increases, or sustained periods of increases, in interest rates may result in a change in the mix of non-interest and interest bearing accounts, and the level of off-balance sheet market-based investment preferred by our clients, which may also impact our interest rate spread. If interest rates decline or do not continue to rise, low rates could constrain our interest rate spread and may adversely affect our business forecasts. In addition, changes in the method of determining LIBOR or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that we hold or issue, which could further impact our interest rate spread. Any material reduction in our interest rate spread could have a material adverse effect on our business, results of operations or financial conditions.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business, both at the SVB Financial and the Bank level. We require sufficient liquidity to meet our expected financial obligations, as well as unexpected requirements stemming from client activity and market changes. Primary liquidity resources for SVB Financial include cash flow from investments and interest in financial assets held by operating subsidiaries other than the Bank; to the extent declared, dividends from the Bank, its main operating subsidiary; and as needed, periodic capital market transactions offering debt and equity instruments in the public and private markets. The primary source of liquidity for the Bank is client deposits. When needed, wholesale borrowing capacity in the form of short- and long-term borrowings secured by our portfolio of high quality investment securities, long-term capital market debt issuances and unsecured overnight funding channels available to us in the Federal Funds market supplement our liquidity. An inability to maintain or raise funds through these sources could have a substantial negative effect, individually or collectively, on SVB Financial and the Bank's liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as severe volatility or disruption of the financial markets or negative views and expectations about prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our financial condition.

Our equity warrant assets, venture capital and private equity fund investments and direct equity investment portfolio gains depend upon the performance of our portfolio investments and the general condition of the public and private equity and merger and acquisition markets, which are uncertain and may vary materially by period.
In connection with negotiated credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science and healthcare industries subject to applicable regulatory limits, we have also made investments through SVB Financial and our SVB Capital family of funds in venture capital funds and direct investments in companies, many of which are required to be carried at fair value or are impacted by changes in fair value. The fair value of these warrants and investments are reflected in our financial statements and are adjusted on a quarterly basis. Fair value changes are generally recorded as unrealized gains or losses through consolidated net income. However, the timing and amount of changes in fair value, if any, of these financial instruments depend on factors beyond our control, including the perceived and actual performance of the companies or funds in which we invest, fluctuations in the market prices of the preferred or common stock of the portfolio companies, the timing of our receipt of relevant financial information from these companies, market volatility and interest rate factors and legal and contractual restrictions. Moreover, the timing and amount of our realization of actual net proceeds, if any, from our disposition of these financial instruments also often depend on factors beyond our control. In addition to those mentioned above, such factors include the level of public offering and merger and acquisition or other exit activity, legal and contractual restrictions on our ability to sell our equity positions (including the expiration of any “lock-up” agreements) and the timing of any actual dispositions. Because of the inherent variability of these financial instruments and the markets in which they are bought and sold, their fair market value might increase or decrease materially from period to period, and the net proceeds ultimately realized upon disposition might be materially different than the then-current recorded fair market value.

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

Increase in public equity offerings, mergers and acquisitions or a slowdown in private equity or venture capital investment levels may reduce the borrowing needs of our clients, which could adversely affect our business, results of operations or financial condition.
While an active market for public equity offerings, financings, and merger and acquisition activity generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering, are acquired by or merge with another entity or otherwise receive a significant equity investment. Moreover, our capital call lines of credit are typically utilized by our private equity and venture capital fund clients to make investments prior to receipt of capital called from their respective limited partners. A slowdown in overall private equity or venture capital investment levels may reduce the need for our clients to borrow from our capital call lines of credit. Any significant reduction in the outstanding amounts of our loans or under our lines of credit could have a material adverse effect on our business, results of operations or financial condition.

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
As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that could be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, malfeasance, and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our clients or third party partners, denial or degradation of service attacks, malware, or other cyber-attacks. Sources of attacks vary and may include hackers, disgruntled employees or vendors, organized crime, terrorists, foreign governments, corporate espionage and activists. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we remain at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. These attempts can be, and in some cases have been, directed at us (including our employees, executives or directors), as well as our vendors or other third party partners. Moreover, in recent periods, large corporations (including financial institutions and retail companies), as well as U.S. governmental agencies, have suffered significant data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us, which could subject us to potential liability. Additionally, state-sponsored or terrorist-sponsored efforts to hack or disable information technology systems increases risks, since the motivation may be for geopolitical as much as for financial gain.

Information pertaining to us and our clients is maintained, and transactions are executed, on our networks and systems, as well as those of our clients and certain of our third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees and third-party contractors. In addition, SVB provides card transaction processing services to some merchant customers under agreements we have with those merchants and/or with the payment networks. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach. Furthermore, SVB's cardholders use their debit and credit cards to make purchases from third parties or through third-party processing services. As such, SVB is subject to risk from data breaches of such third-party's information systems or their payment processors, for reasons including unauthorized card use. Such a data security breach could compromise SVB's account information, cause losses on card accounts and increase litigation costs. SVB may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers' card accounts, as well as for other costs related to data security breaches, such as replacing cards associated with compromised card accounts.

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

In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. The forms, methods, and sophistication of fraud, security breaches, cyber-attacks and other similar criminal activity continue to evolve, and as we evolve and grow our business, especially in new businesses or geographies, we may be unable to foresee future risks. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, fraudulent activities, breaches of security or cyber-attacks could result in: financial losses to us or our clients; our loss of business and/or clients; loss or exposure of our confidential data or information; damage to our reputation; the incurrence of additional expenses; loss of personnel; disruption to our business; force majeure claims by us or critical suppliers; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability --- any of which could have a material adverse effect on our business, financial condition and results of operations. Our risk mitigation strategies and internal controls, including risk assessment policies and procedures, testing, backup and redundancy systems, incident response plans, training, and authentication or encryption tools, may not be effective against defending against fraud, security breaches or cyber-attacks.

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
Our information technology systems, people and internal business processes are critical to our operations and future growth. Our systems may be subject to service outages from time to time due to various reasons, including infrastructure failures, interruptions due to system upgrades or malware removal, employee error or malfeasance, or other force majeure-related reasons, which could cause business disruption. Additionally, our systems and processes need to be sufficiently scalable to operate effectively, and we need to have the appropriate talent to support our business.  As a result, we continue to invest in technology and more automated solutions in order to optimize the efficiency of our core operational and administrative infrastructure.  In the absence of having effective automated solutions, we may rely on manual processes which may be more prone to error. Moreover, as we evolve, we may further install or implement new systems and processes or otherwise replace, upgrade or make other modifications to our existing systems and processes.  These changes could be costly and require significant investment in the training of our employees and other third-party partners, as well as impose substantial demands on management time.  If  we do not implement new initiatives or utilize new technologies effectively or in accordance with regulatory requirements, or if our people (including outsourced business partners) are not appropriately trained or developed or do not perform their functions properly, we could experience business interruptions or other system failures which, among other things, could result in inefficiencies, revenue losses, loss of clients, exposure to fraudulent activities, regulatory enforcement actions or damage to our reputation, each of which could have a material adverse effect on our business.
Business disruptions and interruptions due to natural disasters and other external events beyond our control can adversely affect our business, financial condition or results of operations.
Our operations can be subject to natural disasters and other external events beyond our control, such as earthquakes, fires, floods, severe weather, public health issues, power failures, telecommunication loss, major accidents, terrorist attacks, acts of war, and other natural and man-made events. For example, our corporate headquarters and some of our critical business offices are located in California, near major earthquake faults. An earthquake or other disaster could cause severe destruction, disruption or interruption to our operations or property. We and other financial institutions generally must resume operations promptly following any interruption. If we were to suffer a disruption or interruption and were not able to resume normal operations within a period consistent with industry standards, our business, financial condition or results of operations could be adversely affected in a material manner. In addition, depending on the nature and duration of the disruption or interruption, we might become vulnerable to fraud, additional expense or other losses, or to a loss of business and clients. Although we have implemented a business continuity management program that we continue to enhance on an ongoing basis, there can be no assurance that the program will adequately mitigate the risks of such business disruptions and interruptions.

Additionally, natural disasters and external events, including those occurring in and around the state of California, could affect the business and operations of our clients, which could impair their ability to pay their loans or fees when due, impair the value of collateral securing their loans, cause our clients to reduce their deposits with us, or otherwise adversely affect their business dealings with us, any of which could have a material adverse effect on our business, financial condition or results of operations. A significant portion of our client borrowers, including our premium winery and vineyard clients, our SVB Private Bank mortgage clients and other corporate clients, are located in or have offices in the state of California, which has historically experienced severe natural disasters resulting in disruptions to businesses and damage to property, including wildfires in 2017 that impacted regions of Northern California where some of our premium wine clients are located. If there is a major earthquake, flood, fire, drought or other natural disaster in California or elsewhere in the markets in which we operate, our borrowers may experience uninsured property losses or sustained disruption to business or loss that may materially impair their ability to meet the terms of their loan obligations.

We face reputation and business risks due to our interactions with business partners, service providers and other third parties.
We rely on third parties, both in the United States and internationally in countries such as the United Kingdom, Hong Kong, China, Israel and India, to provide services to us and our clients or otherwise act as partners in our business activities in a variety of ways, including through the provision of key components of our business infrastructure. We expect these third parties to perform services for us, fulfill their obligations to us, accurately inform us of relevant information, and conduct their activities in a manner that reflects positively on our brand and business. Although we manage exposure to such third party risk through a variety of means including the performance of due diligence and ongoing monitoring of vendor performance, there can be no assurance these efforts will be effective. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could result in operational disruptions, increased expenditures, regulatory actions in which we may be held responsible for the actions of third parties, damage to our reputation and the loss of clients, which in turn could harm our business and operations, strategic growth objectives and financial performance.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with U.S. GAAP and reflect management's judgment of the most appropriate manner to report our financial condition or results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under an alternative policy or method.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential holders of our securities could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.
Maintaining and adapting our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC, can be costly and require significant management attention. As we continue to grow, our internal controls may become more complex and require additional resources to ensure they remain effective amidst dynamic regulatory and other guidance. Failure to maintain effective controls or implement required new or improved controls or difficulties encountered in the process may harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered accounting firm identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement costly and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. We may also face regulatory enforcement or other actions, including the potential delisting of our common stock from the NASDAQ Stock Market. This could have an adverse effect on our business, financial condition or results of operations, as well as the trading price of our securities, and could potentially subject us to litigation.
We face risks associated with our current international operations and ongoing international expansion.
One important component of our strategy is to expand internationally. We currently have international offices in the United Kingdom, Israel, Hong Kong and China, including a joint-venture bank in China. We further plan to expand our operations and business activities in some of our current international markets, as well as expand our business beyond those markets, including Germany and Canada. Our efforts to expand our business internationally carry with them certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations; risks associated with leveraging and doing business with local business partners through joint ventures, strategic arrangements or other partnerships; and, other general operational risks. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, the incremental requirement of management's attention and resources, differing technology standards or customer requirements, data security or transfer risks, cultural differences, political and economic risks such as uncertainty created by the approval of an advisory referendum by a majority of voters in the United Kingdom to the leave the European Union in June 2016, and financial risks, including currency and payment risks such as fluctuation in the value of the euro and Chinese yuan (renminbi). These risks could hinder our ability, or the ability of our local partners, to service our clients effectively, and adversely affect the success of our international operations, which in turn, could have a material adverse effect on our overall business, results of operations or financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, anti-corruption laws, privacy laws, economic and trade sanctions requirements and other foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on our conduct, any of which could have a material adverse effect on our business and results of operations.
Legal and Regulatory Risks
We are subject to extensive regulation that could limit or restrict our activities, impose financial requirements or limitations on the conduct of our business, or result in higher costs to us, and the stringency of the regulatory framework applicable to us may increase if, and as, our asset size continues to grow.
SVB Financial Group, including the Bank, is extensively regulated under federal and state laws and regulations governing financial institutions, including those imposed by the FDIC, the Federal Reserve, the CFPB, and the DBO, as well as various regulatory authorities that govern our global activities. Federal and state laws and regulations govern, restrict, limit or otherwise affect the activities in which we may engage and may affect our ability to expand our business over time, result in an increase in our compliance costs, including higher FDIC insurance premiums, and may affect our ability to attract and retain qualified executive officers and employees. Further, the stringency of the federal bank prudential regulatory framework that applies to us may increase as our asset size and international business grows. As one example, under the Dodd-Frank Act and current Federal Reserve regulations, certain enhanced prudential standards will apply to us if we reach or exceed $50 billion in average total consolidated assets. In addition, federal regulations implementing the advanced approaches capital rules as well as the additional heightened standards noted above apply to banking organizations with total consolidated assets of $250 billion or more or $10 billion or more in on-balance sheet foreign exposure (which is a measure of international activity). Compliance with any of these additional requirements could require a material investment of resources and lead to other limitations on our business and our ability to expand. Further, a change in the applicable statutes, regulations or regulatory policy could have a material adverse effect on our business, including limiting or imposing conditions on the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial and the Bank, to maintain certain minimum levels of capital and meet other minimum financial standards, which may require us to raise additional capital in the future, affect our ability to use our capital resources for other business purposes or affect our overall business strategies and plans. Furthermore, following the 2008 financial crisis, the Basel Committee adopted additional capital, leverage and liquidity standards under Basel III, and has since finalized additional standards. Most notably, in December 2017, the Basel Committee published a set of revisions to its Basel III framework to address perceived weaknesses in the current methodology for calculating risk weighted assets, in particular to increase the risk-sensitivity of the standardized approach and to constrain banking organizations’ discretion in modeling their capital requirements under models-based approaches (such as the advanced approaches in the United States). Following the adoption of the final standards, the Federal Reserve, the FDIC and the OCC announced on December 7, 2017 that they support the conclusion of efforts to reform the international bank capital standards in response to the global financial crisis, and that they would consider how to appropriately apply these revisions to the Basel III reform package in the United States through the standard notice-and-comment rulemaking process. The Federal Reserve previously has adopted regulations that generally align with international standards, and have the effect of raising our capital requirements beyond those previously in place. Such requirements include limitations on capital distributions and discretionary bonus payments to executives if certain minimum capital requirements are not maintained. The Federal Reserve also has adopted certain stress testing requirements, the results of which we are required to submit to the Federal Reserve and to disclose to the public. In addition, depending on the results of the stress tests, we could be required to raise additional capital or take certain other actions. Increased regulatory requirements (and the associated compliance costs), whether due to the growth of our business, the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition or results of operations.

If we continue to grow and meet regulatory thresholds that trigger enhanced standards, such as average total consolidated assets of $50 billion or more or $10 billion or more in foreign exposures, we will be subject to more stringent regulations, including enhanced prudential standards, required by the Dodd-Frank Act and regulations adopted by the Federal Reserve applicable to large bank holding companies.
As of December 31, 2017, our total consolidated assets were $51.2 billion and we had approximately $6.0 billion in on-balance sheet foreign exposures. Under the Federal Reserve’s enhanced prudential standard regulations, SVB Financial would become subject to more stringent prudential standards if, whether as a result of organic growth, potential future acquisitions or otherwise, we averaged total consolidated assets of $50 billion or more at the end of a four-quarter period. Pursuant to the Dodd-Frank Act, the more stringent prudential standards include requirements related to risk-based and leverage capital, liquidity, risk management, resolution planning, supervisory capital stress testing, single counterparty credit exposure limits, and early remediation - all of which require appropriate resources and planning. The Dodd-Frank Act further permits, but does not require, the Federal Reserve to apply enhanced prudential standards to large bank holding companies in other areas, including short-term debt limits and enhanced public disclosures. Further, our international business continues to grow. Crossing the Advanced Approaches Thresholds would trigger additional heightened requirements and compliance costs that may have a material adverse effect on our business, financial conditions or results of operations. Our level of foreign exposures is determined based on our current understanding of applicable regulatory standards, guidance, interpretations, expectations and assumptions, and may be subject to change based on any modifications, clarifications or evolution of these standards, guidance, interpretations, expectations or assumptions.

If we become subject to such enhanced prudential standards, we will face more stringent requirements or limitations on our business, as well as increased compliance costs. For example, if we are subject to CCAR, the Federal Reserve may object to, or otherwise not respond favorably to our capital plan, capital actions or stress test results, and we may be limited as to how we utilize our capital, including with respect to common stock dividends and stock repurchases. In addition, if we become subject to the Federal Reserve’s and the FDIC’s resolution planning rules requiring us to submit plans for an orderly resolution in the event of material financial distress or failure, and those agencies jointly determine that our resolution plan is not credible, and we fail to cure the deficiencies in a timely manner, the Federal Reserve and the FDIC may jointly impose on SVB Financial or our subsidiaries more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations, or require the divestment of assets or operations. Further, under the LCR rule, we would be required to measure specified unencumbered high-quality liquid assets against our expected net cash outflows, using the methodologies prescribed by the rule. As a result of the rule’s application, SVB Financial may be required to manage our holdings of high-quality liquid assets at levels beyond what we believe we need operationally in order to manage liquidity effectively. Additionally, such an increase may also adversely affect our financial condition and results of operations since high-quality liquid assets tend to carry lower yields. See “Business-Supervision and Regulation-Enhanced Prudential Standards,” under this Part I, Item 1, for a more detailed description of the various requirements which may become applicable to us.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act, other anti-money laundering and anti-bribery statutes and regulations, and U.S. economic and trade sanctions.
The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with state and federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We also must comply with U.S. economic and trade sanctions administered by the U.S. Treasury Department's Office of Foreign Assets Control and the U.S. Foreign Corrupt Practices Act, and we, like other financial institutions, are subject to increased scrutiny for compliance with these requirements. We maintain policies, procedures and systems designed to detect and deter prohibited financing activities, however if these controls were deemed deficient, we could be subject to liability, including civil fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. In addition, any failure to effectively maintain and implement adequate programs to combat money laundering and terrorist financing could have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition or results of operations.
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

Our holding company, SVB Financial, relies on equity warrant assets income, investment distributions and dividends from its subsidiaries for most of its cash revenues.
SVB Financial is a holding company and is a separate and distinct legal entity from its subsidiaries. It receives most of its cash revenues from three primary funding sources: income from our equity warrant assets and investment securities and, to the extent declared, cash dividends paid by its subsidiaries, primarily the Bank. These sources generate cash which is used by SVB Financial to pay operating and borrowing costs and, to the extent authorized or declared, fund dividends to stockholders and stock repurchase programs. Any income derived from those financial instruments is subject to a variety of factors as discussed in the “Credit Risks” portion of this “Risk Factors” section. Moreover, various federal and state laws and regulations limit the amount of dividends that the Bank and certain of our nonbank subsidiaries may pay to SVB Financial. In addition, SVB Financial’s right to participate in a distribution of assets upon a liquidation or reorganization of any of its subsidiaries is subject to the prior claims of the subsidiary’s creditors.

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
Concentration of risk stemming from our focus on certain markets or segments, including those by client industry, life-cycle stage, size and geography, increases the potential for significant losses, or may result in lower revenues or slower growth, if we choose to limit growth in certain markets or segments to mitigate concentration risk. While there may exist a great deal of diversity within each industry, our clients are concentrated within the following general industry niches: technology, life science and healthcare, private equity and venture capital and premium wine. In particular, our technology clients generally tend to be in the industries of hardware (semiconductors, communications, data storage and electronics), software/internet (such as infrastructure software, applications, software services, digital content and advertising technology), and energy and resource innovation. Our life science and healthcare clients are concentrated in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Many of our client companies are also concentrated by certain stages within their life cycles, such as early-stage, mid-stage or later-stage and many of these companies are venture capital-backed. We take deposits from these clients and are also continuing to increase our efforts to lend to larger clients and to make larger loans. In addition, growth prospects and our geographic focus on key domestic and international innovation markets, as well as premium wine markets, may lead to an increase in our concentration risk. Our loan concentrations are derived from our borrowers engaging in similar activities as well as certain types of loans extended to a diverse group of borrowers that could cause those borrowers to be similarly impacted by economic or other conditions. Any adverse effect on any of our areas of concentration could have a material impact on our business, results of operations and financial condition even when economic and market conditions are generally favorable to our competitors.

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
We compete with other banks as well as specialty and diversified financial services companies and investment and debt funds, some of which are larger than we are and which may offer a broader range of lending, leasing, payments, foreign currency exchange, and other financial products and advisory services to our client base. We also compete with other alternative and more specialized lenders, such as online “marketplace” lenders, peer-to-peer lenders and other non-traditional lenders that have emerged in recent years. Moreover, we compete with non-financial services, particularly payment facilitators and processors or other Fintech or nonbanking technology providers in the payments industry, which may offer specialized services to our client base. In addition, we compete with hedge funds and private equity funds. Such competitors may focus their marketing efforts on industry sectors which we serve and for example, seek to increase their lending and other financial relationships with technology companies or special industries such as wineries. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market, which could adversely affect our market share or ability to exploit new market opportunities. We may be forced to accept less attractive credit, pricing and other investment terms if we act to meet these competitive challenges, which could adversely affect our business, results of operations, financial condition and future growth. Similarly, competitive pressures and market disruption could adversely affect the business, results of operations, financial condition or future growth of our non-banking services, including our payments services, as well as our access to capital and attractive investment opportunities for our funds business.

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
We are focused on our long-term growth and have undertaken various strategic activities and business initiatives, many of which involve activities that are new to us, or in some cases, are experimental in nature. For example, we are expanding our global presence and may engage in activities in jurisdictions where we have limited experience from a business, legal and/or regulatory perspective. We are also expanding our payments processing capabilities to better serve our clients, including innovating new electronic payment processing solutions, developing new payments technologies, and supporting new or evolving disruptive payments systems. We may also serve clients that deal with new or evolving industries or business activities, such as digital currencies. Given our evolving geographic and product diversification, and our innovative product solutions, these payment-related initiatives may subject us to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks.
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
We have implemented a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, capital, compliance, strategic and reputational risks. Our framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. In addition, our Board of Directors, in consultation with management, has adopted a risk appetite statement, which sets forth certain thresholds and limits to govern our overall risk profile. However, there is no assurance that our risk management framework, including the risk metrics under our risk appetite statement, will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially adversely affected. In addition, if we grow to total average consolidated assets of $50 billion or greater or cross the Advanced Approaches Thresholds, we will become subject to more stringent risk management requirements that could increase our compliance costs and require us to further enhance our risk management framework and practices. See the section "Business-Supervision and Regulation-Enhanced Prudential Standards" under this Part I, Item 1 of this report.

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
We are subject to the income tax laws of the United States, its constituent states and municipalities and those of the foreign jurisdictions in which we have business operations. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining our provision for income taxes, our deferred tax assets and liabilities, and our valuation allowance. Changes to the tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our net income.
U.S. or international tax laws and regulations may continue to change from time-to-time. In particular, the Tax Cuts and Jobs Act (the “TCJ Act”), which became effective as of January 2018, among other things, reduced the federal tax rate for corporation and changed or limited certain tax deductions. While the new tax law is expected to result in overall lower tax expense for the Company beginning in 2018, we incurred an increase in our provision for income taxes due to a one-time revaluation of certain tax-related assets to reflect the lower tax rate as of the end of the fourth quarter of 2017. While impossible to predict, future changes to applicable U.S. or international tax rules could subsequently increase our effective tax rate or could otherwise have a material impact on our income tax expense.

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
We currently operate 29 regional offices, including an administrative office, in the United States as well as offices outside the United States. We operate throughout the Silicon Valley with offices in Santa Clara, Menlo Park and Palo Alto. Other regional offices in California include Irvine, Santa Monica, Sherman Oaks, San Diego, San Francisco, St. Helena, Santa Rosa and Pleasanton. Office locations outside of California but within the United States include: Tempe, Arizona; Broomfield, Colorado; Atlanta, Georgia; Chicago, Illinois; Newton, Massachusetts; Minneapolis, Minnesota; New York, New York; Morrisville, North Carolina; Portland, Oregon; Conshohocken, Pennsylvania; Austin, Texas; Dallas, Texas; Salt Lake City, Utah; Arlington, Virginia; and Seattle, Washington. Our international offices include those located in: Hong Kong; Beijing and Shanghai, China; Bangalore, India; Herzliya

Pituach, Israel; and London, England. All of our properties are occupied under leases, which expire at various dates through 2030, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.
Our Global Commercial Bank operations are principally conducted out of our corporate headquarters in Santa Clara and our office in Tempe, and our lending teams operate out of the various regional and international offices. SVB Private Bank and SVB Capital principally operate out of our Menlo Park offices.
We believe that our properties are in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth under Note 25—“Legal Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ Global Select Market, for each full quarterly period during the years ended December 31, 2017 and 2016, was as follows:

	2017		2016
Three months ended:	Low	High	Low	High
March 31st	$165.05	$198.83	$77.87	$118.09
June 30th	165.08	194.87	82.90	115.93
September 30th	159.44	191.38	87.28	112.83
December 31st	180.33	242.92	108.94	175.74
As of December 31, 2017, SVB Financial had no preferred stock outstanding.
Holders
As of January 29, 2018, there were 625 registered holders of our stock, and we believe there were approximately 79,100 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.
Dividends and Stock Repurchases
SVB Financial does not currently pay cash dividends on our common stock. We have not paid any cash dividends since 1992. Our Board of Directors periodically evaluates whether to pay cash dividends, taking into consideration such factors as it considers relevant, including our current and projected financial performance, our projected sources and uses of capital, general economic conditions, considerations relating to our current and potential stockholder base, applicable regulatory requirements, and relevant tax laws. Our ability to pay cash dividends is also limited by generally applicable corporate and banking laws and regulations. See “Business-Supervision and Regulation-Restrictions on Dividends” under Part I, Item 1 of this report. SVB Financial did not repurchase any of its common stock during 2017.

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
The following graph compares, for the period from December 31, 2012 through December 31, 2017, the cumulative total stockholder return on the common stock of the Company with (i) the cumulative total return of the Standard and Poor's 500 (“S&P 500”) Index, (ii) the cumulative total return of the NASDAQ Composite index, and (iii) the cumulative total return of the NASDAQ Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return*
Among SVB Financial Group, the S&P 500 Index, the NASDAQ Composite Index and the NASDAQ Bank Index
* $100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ended December 31st.
Copyright ©2018 Standard & Poor's, a division of S&P Global. All rights reserved.

	December 31,
	2012	2013	2014	2015	2016	2017
SVB Financial Group	$100.00	$187.35	$207.38	$212.44	$306.70	$417.67
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Bank	100.00	140.76	146.90	157.63	216.24	227.94

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented under Part II, Item 8 of this report. Information as of and for the years ended December 31, 2017, 2016 and 2015 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2014 and 2013 is derived from audited financial statements not presented separately within.

	Year ended December 31,
(Dollars in thousands, except per share amounts and ratios)	2017	2016	2015	2014	2013
Income statement summary:
Net interest income	$1,420,369	$1,150,523	$1,006,425	$856,595	$697,344
Provision for credit losses	(92,304)	(106,679)	(95,683)	(65,997)	(71,335)
Noninterest income	557,231	456,552	472,794	572,239	673,206
Noninterest expense	(1,010,655)	(859,797)	(779,962)	(700,669)	(607,602)
Income before income tax expense	874,641	640,599	603,574	662,168	691,613
Income tax expense	(355,463)	(250,333)	(228,754)	(183,508)	(146,830)
Net income before noncontrolling interests	519,178	390,266	374,820	478,660	544,783
Net income attributable to noncontrolling interests	(28,672)	(7,581)	(30,916)	(214,790)	(330,266)
Net income available to common stockholders	$490,506	$382,685	$343,904	$263,870	$214,517
Common share summary:
Earnings per common share—basic	$9.33	$7.37	$6.70	$5.39	$4.73
Earnings per common share—diluted	9.20	7.31	6.62	5.31	4.67
Book value per common share	79.11	69.71	61.97	55.24	42.83
Weighted average shares outstanding—basic	52,588	51,915	51,318	48,931	45,309
Weighted average shares outstanding—diluted	53,306	52,349	51,916	49,662	45,944
Year-end balance sheet summary:
Available-for-sale securities	$11,120,664	$12,620,411	$16,380,748	$13,540,655	$11,986,821
Held-to-maturity securities	12,663,455	8,426,998	8,790,963	7,421,042	—
Loans, net of unearned income	23,106,316	19,899,944	16,742,070	14,384,276	10,906,386
Total assets	51,214,467	44,683,660	44,686,703	39,337,869	26,410,144
Deposits	44,254,075	38,979,868	39,142,776	34,343,499	22,472,979
Short-term borrowings	1,033,730	512,668	774,900	7,781	5,080
Long-term debt	695,492	795,704	796,702	451,362	452,806
SVBFG stockholders' equity	4,179,795	3,642,554	3,198,134	2,813,072	1,961,635
Average balance sheet summary:
Available-for-sale securities	$12,424,137	$13,331,315	$14,436,140	$12,907,135	$10,598,879
Held-to-maturity securities	9,984,610	8,192,183	7,829,177	3,696,417	—
Loans, net of unearned income	21,159,394	18,283,591	14,762,941	11,502,941	9,351,378
Total assets	48,380,272	43,987,451	40,846,377	32,961,936	23,208,169
Deposits	42,745,148	38,759,059	36,293,362	28,320,825	19,619,194
Short-term borrowings	48,505	220,251	23,226	6,264	27,018
Long-term debt	766,943	796,302	770,848	452,215	453,906
SVBFG stockholders' equity	3,961,405	3,509,526	3,075,371	2,523,235	1,927,674
Capital ratios:
SVBFG CET 1 risk-based capital ratio	12.78%	12.80%	12.28%	—%	—%
SVBFG total risk-based capital ratio	13.96	14.21	13.84	13.92	13.13
SVBFG tier 1 risk-based capital ratio	12.97	13.26	12.83	12.91	11.94
SVBFG tier 1 leverage ratio	8.34	8.34	7.63	7.74	8.31
SVBFG tangible common equity to tangible assets (1)	8.16	8.15	7.16	7.15	7.43
SVBFG tangible common equity to risk-weighted assets (1)	12.77	12.89	12.34	12.93	11.61
Bank CET 1 risk-based capital ratio	12.06	12.65	12.52	—	—
Bank total risk-based capital ratio	13.04	13.66	13.60	12.12	11.32
Bank tier 1 risk-based capital ratio	12.06	12.65	12.52	11.09	10.11
Bank tier 1 leverage ratio	7.56	7.67	7.09	6.64	7.04
Bank tangible common equity to tangible assets (1)	7.47	7.77	6.95	6.38	6.58
Bank tangible common equity to risk-weighted assets (1)	11.98	12.75	12.59	11.19	9.84
Average SVBFG stockholders' equity to average assets	8.19	7.98	7.53	7.65	8.31
Selected financial results:
Return on average assets	1.01%	0.87%	0.84%	0.80%	0.92%
Return on average common SVBFG stockholders' equity	12.38	10.90	11.18	10.46	11.13
Net interest margin	3.05	2.72	2.57	2.81	3.29
Gross loan charge-offs to average total gross loans	0.31	0.53	0.34	0.37	0.45
Net loan charge-offs to average total gross loans	0.27	0.46	0.30	0.32	0.33
Nonperforming assets as a percentage of total assets	0.23	0.27	0.28	0.10	0.20
Allowance for loan losses as a percentage of total gross loans	1.10	1.13	1.29	1.14	1.30

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
Overview of Company Operations
SVB Financial is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For 35 years, we have been dedicated to helping innovative companies and their investors succeed, especially in the technology, life science/healthcare, private equity/venture capital and premium wine industries. We provide our clients of all sizes and stages with a diverse set of products and services to support them through all stages of their life cycles, and key innovation markets around the world.
We offer commercial and private banking products and services through our principal subsidiary, the Bank, which is a California-state chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers asset management, private wealth management and other investment services. We also offer non-banking products and services, such as funds management, venture capital and private equity investment, through our subsidiaries and divisions.

Management’s Overview of 2017 Financial Performance
Overall, we had an outstanding year in 2017, which was marked by higher net interest and core fee income, increased warrant gains, strong total client funds growth, healthy loan growth and stable credit quality. Additionally, we saw higher noninterest expense, primarily from increased compensation and benefits expenses, as well as increased professional services expenses reflective of increased expenses to support our increasing regulatory, risk management and compliance initiatives to support our domestic and global expansion as well as investments made in projects, systems, and technology to support our revenue growth and related initiatives and other operating costs. Our core business continued to perform well as a result of our ongoing focus on innovation companies and their investors and continued efforts to secure client relationships. We saw continued success in working with private equity/venture capital firms and technology clients as well as clients in our private banking division.
Results for the fiscal year ended, and as of, December 31, 2017 (compared to the fiscal year ended, and as of, December 31, 2016, where applicable):

BALANCE SHEET	EARNINGS
Assets.  $48.4 billion in average total assets (up 10.0%). $51.2 billion in period-end total assets (up 14.6%).
Loans.  $21.2 billion in average total loan balances, net of unearned income (up 15.7%). $23.1 billion in period-end total loan balances, net of unearned income (up 16.1%).
Total Client Funds. (on-balance sheet deposits and off-balance sheet client investment funds).  $94.3 billion in average total client fund balances (up 14.8%). $104.6 billion in period-end total client fund balances (up 23.4%).
AFS/HTM Fixed Income Investments. $22.4 billion in average fixed income investment securities (up 4.1%). $23.8 billion in period-end fixed income investment securities (up 13.0%).

EPS. Earnings per diluted share of $9.20 (up 25.9%).
Net Income.  Consolidated net income available to common stockholders of $490.5 million (up 28.2%).
- Net interest income of $1.4 billion (up 23.5%).
- Net interest margin of 3.05% (up 33bps).
- Noninterest income of $557.2 million, with non- GAAP core fee income+ of $379.0 million (up 19.9%).
- Noninterest expense of $1.0 billion (up 17.5%).

ROE.  Return on average equity (“ROE”) performance of 12.38%.
Operating Efficiency Ratio.  Operating efficiency ratio of 51.11%.

CAPITAL	CREDIT QUALITY
Capital.  Continued strong capital, with all capital ratios considered "well-capitalized" under banking regulations, SVBFG and SVB capital ratios, respectively, were:
- CET 1 risk-based capital ratio of 12.78% and 12.06%.
- Tier 1 risk-based capital ratio of 12.97% and 12.06%.
- Total risk-based capital ratio of 13.96% and 13.04%. - Tier 1 leverage ratio of 8.34% and 7.56%.

Credit Quality.  Continued disciplined underwriting.
- Allowance for loan losses of 1.10% as a percentage of period-end total gross loans.
- Provision for loan losses of 0.37% as a percentage of total gross loans.
- Net loan charge-offs of 0.27% as a percentage of average total gross loans.

+ Consists of fee income for foreign exchange, credit cards, deposit services, client investments, letters of credit and lending related activities. This is a non-GAAP financial measure. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”).

A summary of our performance in 2017 compared to 2016 is as follows:

	Year ended December 31,
(Dollars in thousands, except per share amounts and ratios)	2017	2016	% Change
Income Statement:
Diluted earnings per share (1)	$9.20	$7.31	25.9%
Net income available to common stockholders (1)	490,506	382,685	28.2
Net interest income	1,420,369	1,150,523	23.5
Net interest margin	3.05%	2.72%	33	bps
Provision for credit losses (2)	$92,304	$106,679	(13.5)%
Noninterest income	557,231	456,552	22.1
Noninterest expense (2)	1,010,655	859,797	17.5
Non-GAAP core fee income (3)	378,963	316,170	19.9
Non-GAAP noninterest income, net of noncontrolling interests (3)	527,779	448,513	17.7
Non-GAAP noninterest expense, net of noncontrolling interests (2)(4)	1,009,842	859,273	17.5
Balance Sheet:
Average available-for-sale-securities	$12,424,137	$13,331,315	(6.8)%
Average held-to-maturity securities	9,984,610	8,192,183	21.9
Average loans, net of unearned income	21,159,394	18,283,591	15.7
Average noninterest-bearing demand deposits	35,235,200	31,189,218	13.0
Average interest-bearing deposits	7,509,948	7,569,841	(0.8)
Average total deposits	42,745,148	38,759,059	10.3
Earnings Ratios:
Return on average assets (5)	1.01%	0.87%	16.1%
Return on average common SVBFG stockholders’ equity (6)	12.38	10.90	13.6
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.10%	1.13%	(3)	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	0.92	0.94	(2)
Gross loan charge-offs as a percentage of average total gross loans	0.31	0.53	(22)
Net loan charge-offs as a percentage of average total gross loans	0.27	0.46	(19)
Capital Ratios:
SVBFG CET 1 risk-based capital ratio	12.78%	12.80%	(2)	bps
SVBFG total risk-based capital ratio	13.96	14.21	(25)
SVBFG tier 1 risk-based capital ratio	12.97	13.26	(29)
SVBFG tier 1 leverage ratio	8.34	8.34	—
SVBFG tangible common equity to tangible assets (7)	8.16	8.15	1
SVBFG tangible common equity to risk-weighted assets (7)	12.77	12.89	(12)
Bank CET 1 risk-based capital ratio	12.06	12.65	(59)
Bank total risk-based capital ratio	13.04	13.66	(62)
Bank tier 1 risk-based capital ratio	12.06	12.65	(59)
Bank tier 1 leverage ratio	7.56	7.67	(11)
Bank tangible common equity to tangible assets (7)	7.47	7.77	(30)
Bank tangible common equity to risk-weighted assets (7)	11.98	12.75	(77)
Other Ratios:
GAAP operating efficiency ratio (8)	51.11%	53.50%	(4.5)%
Non-GAAP operating efficiency ratio (4)	51.76	53.70	(3.6)
Book value per common share (9)	$79.11	$69.71	13.5
Other Statistics:
Average full-time equivalent employees	2,396	2,225	7.7%
Period-end full-time equivalent employees	2,438	2,311	5.5

(1)
Included in diluted earnings per common share and net income available to common stockholders for the year ended December 31, 2017 are tax benefits recognized associated with the adoption of Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. This guidance was adopted on a prospective basis with no changes to prior period amounts.

(2)
As of the first quarter of 2017, our consolidated statements of income have been modified from prior periods’ presentation to conform to the current period presentation to reflect our provision for loan losses and provision for unfunded credit commitments together as our “provision for credit losses”. In prior periods, our provision for unfunded credit commitments was reported separately as a component of noninterest expense.

(3)	See “Results of Operations–Noninterest Income” below for a description and reconciliation of non-GAAP core fee income and noninterest income.

(4)	See “Results of Operations–Noninterest Expense” below for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(5)	Ratio represents consolidated net income available to common stockholders divided by average assets.

(6)	Ratio represents consolidated net income available to common stockholders divided by average SVBFG stockholders’ equity.

(7)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(8)	The operating efficiency ratio is calculated by dividing total noninterest expense by total net interest income plus noninterest income.

(9)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.

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
Our critical accounting policies include those that address the adequacy of the allowance for loan losses and allowance for unfunded credit commitments, measurements of fair value, the valuation of equity warrant assets and the recognition and measurement of income tax assets and liabilities. Our senior management has discussed and reviewed the development, selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors.
We disclose our method and approach for each of our critical accounting policies in Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Allowance for Loan Losses and Allowance for Unfunded Credit Commitments
Allowance for Loan Losses
The allowance for loan losses is management's estimate of credit losses inherent in the loan portfolio at the balance sheet date. We consider our accounting policy for the allowance for loan losses to be critical as our estimation of the allowance involves material estimates by us and is particularly susceptible to significant changes in the near-term. Determining the allowance for loan losses requires us to make forecasts that are highly uncertain and require a high degree of judgment. Our loan loss reserve methodology is applied to our loan portfolio and we maintain the allowance for loan losses at levels that we believe are appropriate to absorb estimated probable losses inherent in our loan portfolio. A committee comprised of senior management evaluates the adequacy of the allowance for loan losses.
Our allowance for loan losses is established for loan losses that are probable and incurred but not yet realized. The process of anticipating loan losses is inherently imprecise. We apply a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. At the time of approval, each loan in our portfolio is assigned a credit risk rating through an evaluation process, which includes consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. The credit risk ratings for each loan are monitored and updated on an ongoing basis.
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
We also supplement our allowance by applying qualitative allocations to the results we obtained through our historical loan loss migration model to ascertain the total allowance for loan losses. These qualitative allocations are based upon management's assessment of the risks that may lead to a loan loss experience different from our historical loan loss experience. These risks are aggregated to become our qualitative allocation. Refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for a summary of the factors management considers for its qualitative allocation as part of management's estimate of the changing risks in the lending environment. In 2016, we made certain enhancements to factors included in our qualitative allocation. We changed from a total loan portfolio weighted average loss factor to a portfolio segment specific loss factor for our estimated reserve floor for portfolio segments that would not draw a minimum reserve based on the lack of historical loan loss experience. Additionally, in response to increased average borrowing amounts by our clients, we increased our definition of a large loan used for our qualitative reserve for large funded loan exposure. These enhancements were applied during the fourth quarter of 2016.
Allowance for Unfunded Credit Commitments
The allowance for unfunded credit commitments is determined using a methodology that is inherently similar to the methodology used for calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at funding. Our reserve methodology for unfunded loan commitments applies segment specific historical loss experience for our funded loan portfolio and segment specific probability of funding factors to estimate the allowance for unfunded credit commitments. The allowance for unfunded credit commitments also includes certain qualitative allocations as deemed appropriate by management. We consider our accounting policy for the allowance for unfunded credit commitments to be critical as estimation of the reserve involves material estimates by management and is susceptible to changes in the near term. The allowance for unfunded credit commitments equals management’s best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date.
Fair Value Measurements
We use fair value measurements to record fair value for certain financial instruments and to determine fair value disclosures. We disclose our method and approach for fair value measurements of assets and liabilities in Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
ASC 820, Fair Value Measurements and Disclosures, establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the significant inputs to the valuation methodology used for measurement are observable or unobservable and the significance of the level of the input to the entire measurement. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are defined in Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
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

The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the amounts measured using significant Level 3 inputs at December 31, 2017 and 2016:

	December 31,
	2017		2016
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$11,481,237	$122,250	$12,974,923	$130,853
As a percentage of total assets	22.4%	0.2%	29.0%	0.3%
Liabilities carried at fair value	$108,581	$—	$64,438	$—
As a percentage of total liabilities	0.2%	—%	0.2%	—%
As a percentage of assets carried at fair value		1.1		1.0
Financial assets valued using Level 3 measurements consist of our non-marketable securities (investments in venture capital and other investment securities in shares of public company stock subject to certain sales restrictions for which the sales restriction has not been lifted) and equity warrant assets (rights to shares of private and public company capital stock). The valuation techniques of our non-marketable securities carried under fair value accounting and equity warrant assets involve a significant degree of management judgment. Refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for a summary of the valuation techniques and significant inputs used for each class of Level 3 assets.
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
During 2017, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $55.2 million (which is inclusive of noncontrolling interest), primarily due to gains on exercised warrant assets. During 2016 and 2015, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $38.1 million and $72.6 million (which is inclusive of noncontrolling interest), respectively.
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
Results of Operations
Net Interest Income and Margin (Fully Taxable Equivalent Basis)
Net interest income is defined as the difference between: (i) interest earned from loans, fixed income investments in our available-for-sale and held-to-maturity securities portfolios and short-term investment securities, and, (ii) interest paid on funding sources. Net interest margin is defined as net interest income, on a fully taxable equivalent basis, as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the federal statutory tax rate of 35.0 percent.
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

	2017 compared to 2016			2016 compared to 2015
	Change due to			Change due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$3,952	$7,483	$11,435	$1,073	$2,930	$4,003
Fixed income investment portfolio (taxable)	27,671	37,525	65,196	(12,947)	15,238	2,291
Fixed income investment portfolio (non-taxable)	6,627	(1,274)	5,353	(919)	(113)	(1,032)
Loans, net of unearned income	139,416	52,217	191,633	160,623	(19,615)	141,008
Increase (decrease) in interest income, net	177,666	95,951	273,617	147,830	(1,560)	146,270
Interest expense:
Interest bearing checking and savings accounts	90	(2)	88	46	(85)	(39)
Money market deposits	(5)	3,071	3,066	(231)	745	514
Money market deposits in foreign offices	22	(4)	18	(16)	7	(9)
Time deposits	(11)	—	(11)	(34)	(50)	(84)
Sweep deposits in foreign offices	(86)	(10)	(96)	(247)	29	(218)
Total increase (decrease) in deposits expense	10	3,055	3,065	(482)	646	164
Short-term borrowings	(1,922)	1,378	(544)	972	73	1,045
3.50% Senior Notes	12	—	12	994	27	1,021
5.375% Senior Notes	32	—	32	59	(28)	31
7.0% Junior Subordinated Debentures	(106)	(122)	(228)	(11)	10	(1)
6.05% Subordinated Notes	(693)	254	(439)	(33)	306	273
Total (decrease) increase in borrowings expense	(2,677)	1,510	(1,167)	1,981	388	2,369
Increase (decrease) in interest expense, net	(2,667)	4,565	1,898	1,499	1,034	2,533
Increase (decrease) in net interest income	$180,333	$91,386	$271,719	$146,331	$(2,594)	$143,737
Net Interest Income (Fully Taxable Equivalent Basis)
2017 compared to 2016
Net interest income increased by $271.7 million to $1.4 billion in 2017, compared to $1.2 billion in 2016. Overall, the increase in our net interest income was due primarily to both higher average loan and investment portfolio balances as well as higher interest rates.
The main factors affecting interest income and interest expense for 2017, compared to 2016, are discussed below:

•	Interest income for 2017 increased by $273.6 million primarily due to:

◦
A $191.6 million increase in interest income from loans to $1.0 billion in 2017, compared to $834.2 million in 2016. This increase was reflective of an increase in average loan balances of $2.9 billion and an increase in the overall yield on our loan portfolio of 29 basis points to 4.85 percent from 4.56 percent. Gross loan yields, excluding loan interest recoveries and loan fees, increased to 4.22 percent from 3.97 percent, reflective of the benefit of interest rate increases, partially offset by the strong growth of our lower yielding private equity/ venture capital and Private Bank loan portfolios. Our private equity/venture capital portfolio represented 42.8 percent and 38.7 percent of our total gross loan portfolio at December 31, 2017 and 2016, respectively. Our Private Bank loan portfolio represented 11.3 percent and 10.8 percent of our total gross loan portfolio at December 31, 2017 and 2016, respectively.

◦
A $70.5 million increase in interest income from our fixed income investment securities to $420.9 million in 2017, compared to $350.4 million in 2016. The increase was primarily reflective of an increase in our fixed income investment securities yield of 25 basis points to 1.88 percent from 1.63 percent resulting primarily from higher reinvestment yields on maturing fixed income investments as well as higher yields on new purchases due to interest rate increases. Interest income from our fixed income securities also benefited from an increase of $0.9 billion in average investment security balances as a result of strong deposit growth in 2017.

◦
An $11.4 million increase in interest income from our Federal Reserve deposits to $21.5 million, compared to $10.1 million in 2016. The increase was due primarily to higher yields as a result of rate increases in 2017, as well as higher average interest-earning cash balances in 2017.

•	Interest expense for 2017 increased to $44.8 million, compared to $42.9 million for 2016, primarily due to:

◦	A $3.1 million increase in deposits interest expense, due primarily to an increase in interest paid on our interest-bearing money market deposits as a result of market rate adjustments.

◦	A $1.2 million decrease in borrowings interest expense, due to the repayment of our 6.05% Subordinated Notes and the redemption of our Junior Subordinated Debentures in 2017.
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

◦
A $141.0 million increase in interest income on loans to $834.2 million in 2016, compared to $693.1 million in 2015. This increase was reflective of an increase in average loan balances of $3.5 billion, partially offset by a decrease of 14 basis points in the overall yield on our loan portfolio. The decrease in loan portfolio yield was reflective of a continued shift in the mix of our overall loan portfolio as well as lower loan fee yields, partially offset by the 25 basis point increase in the Federal Funds target rate in December 2015. Our loan growth in 2016 came primarily from our private equity/venture capital and Private Bank loan portfolios which, on average, tend to have higher credit quality, but lower loan yields. Our yields were also impacted by increased price competition.

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

◦
A $4.0 million increase in interest income from our Federal Reserve deposits to $10.1 million, compared to $6.1 million in 2015. The increase was due primarily to the full year impact of the 25 basis point increase in the Federal Funds target rate in December 2015 as well as higher average interest-earning cash balances in 2016.

•	Interest expense for 2016 increased to $42.9 million, compared to $40.3 million for 2015, due primarily to:

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
Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin increased by 33 basis points to 3.05 percent in 2017, compared to 2.72 percent in 2016 and 2.57 percent in 2015.
2017 compared to 2016
The increase in our net interest margin in 2017 was reflective primarily of the impact of rising interest rates and a shift in the mix of average interest-earning assets towards our higher yielding loan portfolio. For the year ended December 31, 2017, our loan portfolio comprised 45 percent of our average interest-earning assets, an increase from 43 percent for the year ended December 31, 2016.

2016 compared to 2015
The increase in our net interest margin in 2016 was reflective primarily of a shift in the mix of average interest-earning assets towards our higher yielding loan portfolio as a result of our sales of investment securities during the first and second quarters of 2016 to fund loans and repay short-term borrowings. For the year ended December 31, 2016, our loan portfolio comprised 43 percent of our average interest-earning assets, an increase from 38 percent for the year ended December 31, 2015. Our net interest margin also increased as a result of the 25 basis point increase in the Federal Funds target rate in December 2015.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our net interest margin in 2017, 2016 and 2015:

Average Balances, Yields and Rates Paid for the Years Ended December 31, 2017, 2016 and 2015

	Year ended December 31,
	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$3,109,840	$21,505	0.69%	$2,538,362	$10,070	0.40%	$2,267,953	$6,067	0.27%
Investment Securities: (2)
Available-for-sale securities:
Taxable	12,424,137	199,423	1.61	13,331,315	185,981	1.40	14,436,140	189,859	1.32
Held-to-maturity securities:
Taxable	9,732,869	212,710	2.19	8,130,221	160,956	1.98	7,750,649	154,787	2.00
Non-taxable (3)	251,741	8,790	3.49	61,962	3,437	5.55	78,528	4,469	5.69
Total loans, net of unearned income (4) (5)	21,159,394	1,025,788	4.85	18,283,591	834,155	4.56	14,762,941	693,147	4.70
Total interest-earning assets	46,677,981	1,468,216	3.15	42,345,451	1,194,599	2.82	39,296,211	1,048,329	2.67
Cash and due from banks	374,811			325,415			301,529
Allowance for loan losses	(247,004)			(236,936)			(188,904)
Other assets (6)	1,574,484			1,553,521			1,437,541
Total assets	$48,380,272			$43,987,451			$40,846,377
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$433,966	$334	0.08%	$318,381	$246	0.08%	$259,462	$285	0.11%
Money market deposits	5,743,083	7,771	0.14	5,746,892	4,705	0.08	6,029,150	4,191	0.07
Money market deposits in foreign offices	203,775	84	0.04	152,388	66	0.04	190,176	75	0.04
Time deposits	48,818	59	0.12	58,071	70	0.12	86,115	154	0.18
Sweep deposits in foreign offices	1,080,306	428	0.04	1,294,109	524	0.04	1,906,176	742	0.04
Total interest-bearing deposits	7,509,948	8,676	0.12	7,569,841	5,611	0.07	8,471,079	5,447	0.06
Short-term borrowings	48,505	543	1.12	220,251	1,087	0.49	23,226	42	0.18
3.50% Senior Notes	347,128	12,574	3.62	346,810	12,562	3.62	319,944	11,540	3.61
5.375% Senior Notes	347,862	19,415	5.58	347,277	19,383	5.58	346,724	19,352	5.58
7.0% Junior Subordinated Debentures	52,775	3,096	5.87	54,588	3,324	6.09	54,764	3,326	6.07
6.05% Subordinated Notes	19,178	467	2.44	47,627	906	1.90	49,416	633	1.28
Total interest-bearing liabilities	8,325,396	44,771	0.54	8,586,394	42,873	0.50	9,265,153	40,340	0.44
Portion of noninterest-bearing funding sources	38,352,585			33,759,057			30,031,058
Total funding sources	46,677,981	44,771	0.10	42,345,451	42,873	0.10	39,296,211	40,340	0.10
Noninterest-bearing funding sources:
Demand deposits	35,235,200			31,189,218			27,822,283
Other liabilities	721,432			571,205			541,096
SVBFG stockholders’ equity	3,961,405			3,509,526			3,075,371
Noncontrolling interests	136,839			131,108			142,474
Portion used to fund interest-earning assets	(38,352,585)			(33,759,057)			(30,031,058)
Total liabilities and total equity	$48,380,272			$43,987,451			$40,846,377
Net interest income and margin		$1,423,445	3.05%		$1,151,726	2.72%		$1,007,989	2.57%
Total deposits	$42,745,148			$38,759,059			$36,293,362
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,076)			(1,203)			(1,564)
Net interest income, as reported		$1,420,369			$1,150,523			$1,006,425

(1)
Includes average interest-earning deposits in other financial institutions of $1.1 billion, $671 million and $480 million in 2017, 2016 and 2015, respectively. For 2017, 2016 and 2015, balances also include $1.9 billion, $1.8 billion and $1.7 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $128.1 million, $104.9 million and $98.1 million in 2017, 2016 and 2015, respectively.

(6)
Average investment securities of $0.7 billion in 2017 and $0.8 billion in each of 2016 and 2015, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other securities.

Provision for Credit Losses
The following table summarizes our allowance for loan losses and the allowance for unfunded credit commitments for 2017, 2016 and 2015, respectively:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Allowance for loan losses, beginning balance	$225,366	$217,613	$165,359
Provision for loan losses (1)	85,939	95,697	97,629
Gross loan charge-offs	(66,682)	(96,857)	(50,968)
Loan recoveries	8,538	12,212	6,209
Foreign currency translation adjustments	1,863	(3,299)	(616)
Allowance for loan losses, ending balance	$255,024	$225,366	$217,613
Allowance for unfunded credit commitments, beginning balance	45,265	34,415	36,419
Provision for (reduction of) unfunded credit commitments (1)	6,365	10,982	(1,946)
Foreign currency translation adjustments	140	(132)	(58)
Allowance for unfunded credit commitments, ending balance (2)	$51,770	$45,265	$34,415
Ratios and other information:
Provision for loan losses as a percentage of total gross loans	0.37%	0.48%	0.58%
Gross loan charge-offs as a percentage of average total gross loans	0.31	0.53	0.34
Net loan charge-offs as a percentage of average total gross loans	0.27	0.46	0.30
Allowance for loan losses as a percentage of period-end total gross loans	1.10	1.13	1.29
Provision for credit losses (1)	$92,304	$106,679	$95,683
Period-end total gross loans	23,254,153	20,024,662	16,857,131
Average total gross loans	21,287,336	18,396,256	14,870,269

(1)
Our consolidated statements of income were modified from prior periods’ presentation to conform to the current period presentation, which reflect our provision for loan losses and provision for unfunded credit commitments together as our “provision for credit losses.”

(2)	The “allowance for unfunded credit commitments” is included as a component of “other liabilities.”
The provision for credit losses is the combination of both the provision for loan losses and the provision for unfunded credit commitments. Our provision for loan losses is a function of our reserve methodology, which is used to determine an appropriate allowance for loan losses for the period. Our reserve methodology is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risk of the loan portfolio. Our provision for unfunded credit commitments is determined using a methodology that is similar to the methodology used for calculating the allowance for loan losses, adjusted for factors specific to binding commitments, including the probability of funding and exposure at funding. Our provision for credit losses equals our best estimate of probable credit losses that are inherent in the portfolios at the balance sheet date. For a more detailed discussion of credit quality and the allowance for loan losses, see “Critical Accounting Policies and Estimates” above, “Consolidated Financial Condition-Credit Quality and the Allowance for Loan Losses” below and Note 9—“Loans, Allowance for Loan Losses and Allowance for Unfunded Credit Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for further details on our allowance for loan losses.

Provision for Loan Losses
We had a provision for loan losses of $85.9 million in 2017, compared to a provision of $95.7 million in 2016 and a provision of $97.6 million in 2015. The provision for loan losses of $85.9 million in 2017 was reflective primarily of $62.7 million in net new specific reserves for nonaccrual loans and $29.1 million from period-end loan growth, partially offset by a benefit from overall improved credit quality of our loan portfolio reflective of the increase of our private equity/venture capital loans, which tend to be of higher credit quality.
The provision of $95.7 million in 2016 was reflective primarily of $37.9 million for charge-offs that did not previously have a specific reserve, $30.9 million for specific reserves on new nonaccrual loans, $29.5 million for period-end loan growth of $3.2 billion, partially offset by a $7.9 million decrease due to enhancements to our loan loss reserve methodology during the fourth quarter of 2016.
The provision of $97.6 million in 2015 was driven primarily by net charge-offs of $43.9 million, a $36.8 million increase in the reserve for nonaccrual loans and an additional reserve of $21.6 million for period-end loan growth of $2.4 billion, offset by a reserve release of $4.6 million due to the improvement of the credit quality of our overall loan portfolio.
Provision for (Reduction of) Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $6.4 million in 2017, compared to a provision for unfunded credit commitments of $11.0 million in 2016 and a reduction of the allowance for unfunded credit commitments of $1.9 million in 2015. Our provision for unfunded credit commitments in 2017 was driven primarily by qualitative allocations based on our loan portfolio being comprised of larger loans and additional reserves as a result of the increase in unfunded credit commitments.
Our provision for unfunded credit commitments in 2016 reflected enhancements in factors used to estimate our allowance for unfunded credit commitments. These enhancements were applied during the fourth quarter of 2016 and increased our allowance for unfunded credit commitments by $8.1 million, net. The increase was primarily due to higher loss and conversion factors for our software and internet and hardware loan portfolios, partially offset by lower loss factors for our private equity/venture capital loan portfolio.
Our allowance for unfunded credit commitments decreased in 2015, due primarily to a change in the composition of our unfunded credit commitment portfolio, which resulted in a decrease in the reserve rate. The decrease was partially offset by growth in total loan commitments available for funding and commercial and standby letters of credit, which increased by $0.9 billion to $15.6 billion in 2015.
Noninterest Income
For the year ended December 31, 2017, noninterest income was $557.2 million, compared to $456.6 million and $472.8 million for the comparable 2016 and 2015 periods, respectively. For the year ended December 31, 2017, non-GAAP noninterest income, net of noncontrolling interests was $527.8 million, compared to $448.5 million and $441.1 million for the comparable 2016 and 2015 periods, respectively. For the year ended December 31, 2017, non-GAAP core fee income was $379.0 million, compared to $316.2 million and $265.4 million for the comparable 2016 and 2015 periods, respectively. (See reconciliations of non-GAAP measures used below under "Use of Non-GAAP Financial Measures".)
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
We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding items that represent income attributable to investors other than us and our subsidiaries and other certain non-recurring items. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, and not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

Included in noninterest income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital, the entire income or loss from funds consolidated in accordance with ASC Topic 810 as discussed in Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report. We are required under GAAP to consolidate 100% of the results of these entities, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income. Where applicable, the tables below for noninterest income and net gains on investment securities exclude noncontrolling interests.
Core fee income is a non-GAAP financial measure, which represents GAAP noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control, primarily our net gains (losses) on investment securities and equity warrant assets. Core fee income includes foreign exchange fees, credit card fees, deposit service charges, lending related fees, client investment fees and letters of credit fees.
The following table provides a reconciliation of GAAP noninterest income to non-GAAP noninterest income, net of noncontrolling interests for 2017, 2016 and 2015, respectively:

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
GAAP noninterest income	$557,231	$456,552	22.1%	$472,794	(3.4)%
Less: income attributable to noncontrolling interests, including carried interest allocation	29,452	8,039	NM	31,736	(74.7)
Non-GAAP noninterest income, net of noncontrolling interests	$527,779	$448,513	17.7	$441,058	1.7

NM—Not meaningful
The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for 2017, 2016 and 2015, respectively:

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
GAAP noninterest income	$557,231	$456,552	22.1%	$472,794	(3.4)%
Less: gains on investment securities, net	64,603	51,740	24.9	89,445	(42.2)
Less: gains on equity warrant assets, net	54,555	37,892	44.0	70,963	(46.6)
Less: other noninterest income	59,110	50,750	16.5	47,004	8.0
Non-GAAP core fee income (1)	$378,963	$316,170	19.9	$265,382	19.1

(1)
Non-GAAP core fee income represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control and includes foreign exchange fees, credit card fees, deposit service charges, lending related fees, client investment fees and letters of credit fees.

Gains on Investment Securities, Net
Net gains on investment securities include both gains and losses from our non-marketable and other securities, as well as gains and losses from sales of our AFS securities portfolio, when applicable.
Our AFS securities portfolio represents primarily interest-earning fixed income investment securities and is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and addressing our asset/liability management objectives. Sales of equity securities held as a result of our exercised warrants, result in net gains or losses on investment securities. These sales are conducted pursuant to our investment policy related to the management of our liquidity position and interest rate risk. Though infrequent, sales of fixed income investment securities in our AFS securities portfolio may result in net gains or losses and are also conducted pursuant to our investment policy.
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, our joint venture bank in China, debt funds, private and public portfolio companies and investments in qualified affordable housing projects. We experience variability in the performance of our non-marketable and other securities from period to period, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains or losses from non-marketable and other securities for any single period are typically driven by valuation changes, and are therefore subject to potential increases or decreases in future periods. Such variability may lead to volatility in the gains or losses from investment securities. As such, our results for a particular period are not necessarily indicative of our expected performance in a future period.
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
In 2017, we had net gains on investment securities of $64.6 million, compared to $51.7 million and $89.4 million in 2016 and 2015, respectively. Non-GAAP net gains on investment securities, net of noncontrolling interests were $35.4 million in 2017, compared to $43.4 million and $57.3 million in 2016 and 2015, respectively. Net gains on investment securities, net of noncontrolling interests of $35.4 million in 2017 were driven by the following:

•
Gains of $17.9 million from our strategic and other investments, primarily driven by distribution gains from our strategic venture capital fund investments and $3.4 million related to the sale of certain shares relating to one of our direct equity investments,

•
Gains of $13.0 million from our managed funds of funds portfolio, related primarily to net unrealized valuation increases in the investments held by the funds driven by IPO, M&A and private equity-backed financing activity,

•
Gains of $9.0 million from our debt funds portfolio, related to net unrealized valuation increases in the investments held by the funds primarily driven by gains of $9.5 million related to the fund's holdings of Roku, Inc. ("Roku"), which had an IPO during the third quarter of 2017, and

•
Losses of $5.2 million from our AFS securities portfolio primarily reflective of $8.8 million of net losses on the sale of approximately $0.6 billion of mortgage-backed securities during the fourth quarter of 2017, partially offset by net gains on sales of shares from exercised warrants in public companies upon expiration of lock-up periods during the quarter.

In 2016, we had net gains on investment securities of $51.7 million, compared to $89.4 million in 2015. Non-GAAP net gains on investment securities, net of noncontrolling interests were $43.4 million in 2016, compared to $57.3 million in 2015. Net gains on investment securities, net of noncontrolling interests of $43.4 million in 2016 were driven by the following:

•
Gains of $28.6 million from our strategic and other investments, primarily driven by continued distributions from our strategic venture capital fund investments reflective of IPO and M&A activity as well as unrealized valuation increases from certain investments due to market activity,

•
Gains of $12.2 million from our AFS securities portfolio, primarily reflective of $13.8 million of net gains on the sale of approximately $2.9 billion in U.S. Treasury securities, partially offset by $1.6 million of net losses on sales of shares from exercised warrants in public companies upon expiration of lock-up periods during 2016, and

•Gains of $1.9 million from our managed funds of funds portfolio, primarily related to unrealized valuation increases.

The following table provides a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for 2017, 2016 and 2015:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Year ended December 31, 2017
GAAP gains (losses) on investment securities, net	$41,140	$1,823	$8,950	$(5,189)	$17,879	$64,603
Less: gains attributable to noncontrolling interests, including carried interest allocation	28,108	1,079	—	—	—	29,187
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$13,032	$744	$8,950	$(5,189)	$17,879	$35,416
Year ended December 31, 2016
GAAP gains (losses) on investment securities, net	$10,139	$(171)	$948	$12,195	$28,629	$51,740
Less: gains attributable to noncontrolling interests, including carried interest allocation	8,220	92	—	—	—	8,312
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$1,919	$(263)	$948	$12,195	$28,629	$43,428
Year ended December 31, 2015
GAAP gains on investment securities, net	$40,827	$13,873	$3,337	$1,201	$30,207	$89,445
Less: gains attributable to noncontrolling interests, including carried interest allocation	23,802	8,313	—	—	—	32,115
Non-GAAP net gains on investment securities, net of noncontrolling interests	$17,025	$5,560	$3,337	$1,201	$30,207	$57,330
Gains on Equity Warrant Assets, Net
Gains on equity warrant assets, net, were $54.6 million in 2017, compared to $37.9 million in 2016 and $71.0 million in 2015. Net gains on equity warrant assets of $54.6 million in 2017 were primarily due to the following:

•
Net gains on $48.3 million from the exercises of equity warrant assets in 2017, compared to net gains of $31.2 million in 2016, driven by net gains of $20.7 million from Roku warrants and from increased M&A and IPO activity during 2017, and

•
Net gains of $10.7 million from changes in warrant valuations in 2017, compared to net gains of $9.7 million in 2016, driven by changes in valuations from our private company warrant portfolio during 2017.

Gains on equity warrant assets, net, of $37.9 million in 2016 were primarily due to the following:

•	Net gains of $31.2 million from the exercises of equity warrant assets in 2016, compared to net gains of $41.5 million in 2015, reflective of IPO and M&A activity, and

•
Net gains of $9.7 million from changes in warrant valuations in 2016, compared to net gains of $30.5 million in 2015, driven primarily by changes in valuations from our private company warrant portfolio.

A summary of gains on equity warrant assets, net, for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Equity warrant assets (1):
Gains on exercises, net	$48,275	$31,197	54.7%	$41,455	(24.7)%
Cancellations and expirations	(4,422)	(3,015)	46.7	(1,040)	189.9
Changes in fair value, net	10,702	9,710	10.2	30,548	(68.2)
Gains on equity warrant assets, net	$54,555	$37,892	44.0	$70,963	(46.6)

(1)
At December 31, 2017, we held warrants in 1,868 companies, compared to 1,739 companies at December 31, 2016 and 1,652 companies at December 31, 2015. The total value of our warrant portfolio was $123.8 million at December 31, 2017, $131.1 million at December 31, 2016, and $137.1 million at December 31, 2015. Warrants in 14 companies each had fair values greater than $1.0 million and collectively represented $29.1 million, or 24 percent, of the fair value of the total warrant portfolio at December 31, 2017.

Investments in Roku, Inc.
We hold, directly (through the exercise of warrants previously held by us) and indirectly (through our interests in certain fund investments), approximately 1.7 million shares of the common stock of Roku. As mentioned above, for the full year ended December 31, 2017, we recognized total gains of $29.8 million from both equity warrant assets and investment securities in our consolidated statements of income. As of December 31, 2017, an additional $40.5 million of unrealized gains were also recorded in equity on our balance sheet as a result of the exercise of the Roku equity warrants in early October 2017 and is reflective of the increase in Roku’s common stock from the date of exercise through its closing stock price of $51.78 on December 31, 2017.
Any gains (or losses), realized or unrealized, to be recorded for the first quarter of 2018 will be subject to changes in Roku’s stock price and recorded in our consolidated statements of income under new accounting standards for financial instruments (see “Recent Accounting Pronouncements” in Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.) Additionally, the extent to which our current unrealized gains will become realized is subject to a variety of factors, including among other things, the expiration of applicable lock-up agreements, the timing of any actual sales of the securities by us, changes in the market price of the securities, and other market conditions.
Non-GAAP Core Fee Income

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Non-GAAP core fee income (1):
Foreign exchange fees	$115,760	$104,183	11.1%	$87,007	19.7%
Credit card fees	76,543	68,205	12.2	56,657	20.4
Deposit service charges	58,715	52,524	11.8	46,683	12.5
Client investment fees	56,136	32,219	74.2	21,610	49.1
Lending related fees	43,265	33,395	29.6	32,536	2.6
Letters of credit and standby letters of credit fees	28,544	25,644	11.3	20,889	22.8
Total non-GAAP core fee income (1)	$378,963	$316,170	19.9	$265,382	19.1

(1)
This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control. See "Use of Non-GAAP Measures" above.

Foreign Exchange Fees
Foreign exchange fees were $115.8 million in 2017, compared to $104.2 million and $87.0 million in 2016 and 2015, respectively. The increases in foreign exchange fees were due primarily to increased trade volumes driven by the continuing increase in the number of clients actively managing currency exposure.

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Foreign exchange fees by instrument type:
Spot contract commissions	$104,344	$89,354	16.8%	$80,564	10.9%
Forward contract commissions	10,934	14,004	(21.9)	6,414	118.3
Option premium fees	482	825	(41.6)	29	NM
Total foreign exchange fees	$115,760	$104,183	11.1	$87,007	19.7

NM—Not meaningful

Credit Card Fees
Credit card fees were $76.5 million in 2017, compared to $68.2 million and $56.7 million in 2016 and 2015, respectively. The increases reflect increased client utilization of our credit card products and custom payment solutions provided to new and existing clients. The increases were partially offset by higher rebate/rewards expense.

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Credit card fees by instrument type:
Card interchange fees, net	$60,224	$51,513	16.9%	$46,185	11.5%
Merchant service fees	11,584	12,783	(9.4)	7,346	74.0
Card service fees	4,735	3,909	21.1	3,126	25.0
Total credit card fees	$76,543	$68,205	12.2	$56,657	20.4
Deposit Service Charges
Deposit service charges were $58.7 million in 2017, compared to $52.5 million and $46.7 million in 2016 and 2015, respectively. The increases were reflective of the increase in the number of deposit clients as well as increases in transaction volumes from existing clients.
Client Investment Fees
We offer a variety of investment products on which we earn fees. These products include money market mutual funds, overnight repurchase agreements and sweep money market funds available through the Bank; client-directed accounts offered through SVB Securities, our broker dealer subsidiary, or fixed income management services offered through SVB Asset Management and SVB Wealth Advisory, our investment advisory subsidiaries.
Client investment fees were $56.1 million in 2017, compared to $32.2 million and $21.6 million in 2016 and 2015, respectively. The increases were reflective of the large increase in average client investment funds driven by our clients’ increased utilization of our off-balance sheet products managed by SVB Asset Management and sweep money market funds. Client investment fees in 2017 also benefited from improved spreads on our client investment funds due to increases in general market rates and the reintroduction of fees that had been previously waived due to the low rate environment.

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Client investment fees by type:
Sweep money market fees	$28,485	$15,147	88.1%	$9,347	62.1%
Asset management fees (1)	16,831	15,389	9.4	12,263	25.5
Client directed investment fees (2)	10,820	1,683	NM	—	NM
Total client investment fees	$56,136	$32,219	74.2	$21,610	49.1

NM—Not meaningful

(1)	These funds represent investments in third party money market mutual funds and fixed income securities managed by SVB Asset Management.

(2)	Comprised of mutual funds and Repurchase Agreement Program assets.

The following table summarizes average client investment funds for 2017, 2016 and 2015:

	Year ended December 31,
(Dollars in millions)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Sweep money market funds	$19,718	$15,122	30.4%	$11,411	32.5%
Client investment assets under management (1)	25,417	21,287	19.4	19,934	6.8
Client directed investment assets (2)	6,390	6,948	(8.0)	7,881	(11.8)
Total average client investment funds (3)	$51,525	$43,357	18.8	$39,226	10.5

(1)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(2)	Comprised of mutual funds and Repurchase Agreement Program assets.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at December 31, 2017, 2016 and 2015:

	December 31,
(Dollars in millions)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Sweep money market funds	$23,911	$17,173	39.2%	$14,011	22.6%
Client investment assets under management (1)	29,344	23,115	26.9	22,454	2.9
Client directed investment assets (2)	7,074	5,510	28.4	7,527	(26.8)
Total period-end client investment funds (3)	$60,329	$45,798	31.7	$43,992	4.1

(1)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(2)	Comprised of mutual funds and Repurchase Agreement Program assets.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
Lending Related Fees
Lending related fees were $43.3 million in 2017, compared to $33.4 million and $32.5 million in 2016 and 2015, respectively. The increases were due primarily to an adjustment of $4.5 million related to fees earned in prior periods from unused lines of credit with the remaining increase attributable primarily to higher loan syndication fee income and unfunded commitments. Unused loan commitments were $15.5 billion at December 31, 2017, $15.0 billion at December 31, 2016 and $14.1 billion at December 31, 2015.

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Lending related fees by instrument type:
Unused commitment fees	$34,110	$25,654	33.0%	$24,025	6.8%
Other	9,155	7,741	18.3	8,511	(9.0)
Total lending related fees	$43,265	$33,395	29.6	$32,536	2.6
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees were $28.5 million in 2017, compared to $25.6 million and $20.9 million in 2016 and 2015, respectively. The increases were primarily driven by increases in deferred fee income reflective of larger letter of credit issuances.
Other Noninterest Income
Total other noninterest income was $59.1 million in 2017, compared to income of $50.8 million in 2016 and $47.0 million in 2015. The increase of $8.3 million in other noninterest income in 2017 was due to the following:

•	Higher fund management fees of $21.2 million, as compared to fees of $19.2 million for the comparable 2016 period, attributable primarily to the addition of new managed funds at SVB Capital,

•	An increase of $6.7 million from correspondent bank rebate income and FHLB/FRB stock dividend income, and

•	Service-based fee income decreased $4.1 million during 2017 as compared to 2016 primarily due to the sale of our equity valuation services business during the third quarter of 2017.
The increase of $3.8 million in 2016 was due to the following:

•	Higher fund management fees of $19.2 million, as compared to fees of $15.9 million for the comparable 2015 period, attributable primarily to the addition of new managed funds at SVB Capital, and

•	An increase of $3.3 million from carried interest income and other fee income partially offset by decreases in correspondent bank rebate income and FHLB/FRB stock dividend income.
A summary of other noninterest income for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Fund management fees	$21,214	$19,195	10.5%	$15,941	20.4%
Valuation fee income	3,860	7,962	(51.5)	8,767	(9.2)
Gains on revaluation of client foreign currency instruments, net (1)	10,882	4,215	158.2	115	NM
(Losses) gains on client foreign exchange forward contracts, net (1)	(9,969)	(5,674)	75.7	694	NM
Gains (losses) on revaluation of internal foreign currency instruments, net (2)	33,161	(16,676)	NM	(12,735)	30.9
(Losses) gains on internal foreign exchange contracts, net (2)	(32,286)	16,136	NM	12,377	30.4
Other service revenue (3)	32,248	25,592	26.0	21,845	17.2
Total other noninterest income	$59,110	$50,750	16.5	$47,004	8.0

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

(3)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income, incentive fees related to carried interest and other fee income.

Noninterest Expense
A summary of noninterest expense for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Compensation and benefits	$606,402	$514,270	17.9%	$473,841	8.5%
Professional services	121,935	94,982	28.4	82,839	14.7
Premises and equipment	71,753	65,502	9.5	51,927	26.1
Net occupancy	48,397	39,928	21.2	34,674	15.2
Business development and travel	41,978	40,130	4.6	39,524	1.5
FDIC and state assessments	35,069	30,285	15.8	25,455	19.0
Correspondent bank fees	12,976	12,457	4.2	13,415	(7.1)
Other	72,145	62,243	15.9	58,287	6.8
Total noninterest expense (1)	$1,010,655	$859,797	17.5	$779,962	10.2

(1)
Our consolidated statements of income were modified from prior periods’ presentation to conform to the current period presentation, which reflect our provision for loan losses and provision for unfunded credit commitments together as our “provision for credit losses.” In prior periods, our provision for unfunded credit commitments were reported separately as a component of noninterest expense.

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
The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests:

	Year ended December 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
GAAP noninterest expense	$1,010,655	$859,797	17.5%	$779,962	10.2%
Less: expense attributable to noncontrolling interests	813	524	55.2	828	(36.7)
Non-GAAP noninterest expense, net of noncontrolling interests	$1,009,842	$859,273	17.5	$779,134	10.3

GAAP net interest income	$1,420,369	$1,150,523	23.5	$1,006,425	14.3
Adjustments for taxable equivalent basis	3,076	1,203	155.7	1,564	(23.1)
Non-GAAP taxable equivalent net interest income	$1,423,445	$1,151,726	23.6	$1,007,989	14.3
Less: income attributable to noncontrolling interests	33	66	(50.0)	8	NM
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$1,423,412	$1,151,660	23.6	$1,007,981	14.3

GAAP noninterest income	$557,231	$456,552	22.1	$472,794	(3.4)
Less: income attributable to noncontrolling interests	29,452	8,039	NM	31,736	(74.7)
Non-GAAP noninterest income, net of noncontrolling interests	$527,779	$448,513	17.7	$441,058	1.7

GAAP total revenue	$1,977,600	$1,607,075	23.1	$1,479,219	8.6
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$1,951,191	$1,600,173	21.9	$1,449,039	10.4
GAAP operating efficiency ratio	51.11%	53.50%	(4.5)	52.73%	1.5
Non-GAAP operating efficiency ratio (1)	51.76	53.70	(3.6)	53.77	(0.1)

NM—Not meaningful

(1)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests by non-GAAP total taxable equivalent revenue, net of noncontrolling interests.

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense:

	Year ended December 31,
(Dollars in thousands, except employees)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Compensation and benefits:
Salaries and wages	$277,148	$244,470	13.4%	$214,310	14.1%
Incentive compensation	144,626	119,589	20.9	121,948	(1.9)
ESOP	4,720	3,159	49.4	8,585	(63.2)
Other employee compensation and benefits (1)	179,908	147,052	22.3	128,998	14.0
Total compensation and benefits	$606,402	$514,270	17.9	$473,841	8.5
Period-end full-time equivalent employees	2,438	2,311	5.5	2,089	10.6
Average full-time equivalent employees	2,396	2,225	7.7	2,004	11.0

(1)
Other employee compensation and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant incentive and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $606.4 million in 2017, compared to $514.3 million in 2016 and $473.8 million in 2015. The key factors driving the increase in compensation and benefits expense in 2017 were as follows:

•
An increase of $32.9 million in other employee compensation and benefits, related to various expenses, particularly personnel contracting expenses, to support our growth both domestically and globally, as well as group health and life insurance and employer payroll taxes reflective of our increased headcount since 2016. The increase in other employee incentives and benefits also includes an increase of $10.4 million in warrant incentive plan expenses reflective of our 2017 equity warrant portfolio performance.

•
An increase of $32.7 million in salaries and wages expense, reflective primarily of an increase in the number of average FTEs by 171 to 2,396 in 2017, compared to 2,225 in 2016, and annual pay raises. The increase in headcount was primarily to support our overall growth.

•
An increase of $26.6 million in expenses related to incentive compensation plans and ESOP expense due to our strong 2017 full year performance and reflective of our improved ROE relative to our peers, which is one of our key plan performance metrics.

The increase in compensation and benefits expense of $40.5 million in 2016, as compared to 2015, was due primarily to the following:

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
Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $183.9 million in 2017, compared to $145.3 million in 2016 and $155.5 million in 2015. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $121.9 million in 2017, compared to $95.0 million in 2016 and $82.8 million in 2015. The increase in 2017 was primarily related to enhancements in our regulatory, risk management and compliance infrastructure to support our growth both domestically and globally, as well as investments made in projects, systems and technology to support our revenue growth and related initiatives and other operating costs.
Premises and Equipment
Premises and equipment expense was $71.8 million in 2017, compared to $65.5 million in 2016 and $51.9 million in 2015. The increase related to investments to projects, systems and technology to support our revenue growth and related initiatives as well as other operating costs.
Net Occupancy
Net occupancy expense was $48.4 million in 2017, compared to $39.9 million in 2016 and $34.7 million in 2015. The increase was primarily due to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices to support our growth.
FDIC and State Assessments
FDIC and state assessments expense was $35.1 million in 2017, compared to $30.3 million in 2016 and $25.5 million in 2015. The increase was due primarily to the increase in our average assets.

Other Noninterest Expense
A summary of other noninterest expense for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Lending and other client related processing costs	$23,768	$19,867	19.6%	$15,944	24.6%
Telephone	10,647	9,793	8.7	9,398	4.2
Data processing services	10,251	9,014	13.7	7,316	23.2
Dues and publications	3,263	2,828	15.4	2,476	14.2
Postage and supplies	2,797	2,851	(1.9)	3,154	(9.6)
Other	21,419	17,890	19.7	19,999	(10.5)
Total other noninterest expense	$72,145	$62,243	15.9	$58,287	6.8

Other noninterest expense was $72.1 million in 2017 compared to $62.2 million in 2016 and $58.3 million in 2015. The increase was due primarily to an increase in lending and other client related processing costs as a result of the growth of our credit card and payment product offerings.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “Net Income Attributable to Noncontrolling Interests” on our consolidated statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial's subsidiaries as the managed funds’ general partners. A summary of net income attributable to noncontrolling interests for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Net interest income (1)	$(33)	$(66)	(50.0)%	$(8)	NM%
Noninterest income (1)	(25,789)	(5,434)	NM	(27,648)	(80.3)
Noninterest expense (1)	813	524	55.2	828	(36.7)
Carried interest allocation (2)	(3,663)	(2,605)	40.6	(4,088)	(36.3)
Net income attributable to noncontrolling interests	$(28,672)	$(7,581)	NM	$(30,916)	(75.5)

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.
Net income attributable to noncontrolling interests was $28.7 million in 2017, compared to $7.6 million in 2016. Net income attributable to noncontrolling interests of $28.7 million for 2017 was primarily a result of the following:

•
Net gains on investment securities (including carried interest allocation) attributable to noncontrolling interests of $29.2 million ($25.5 million excluding carried interest allocation) primarily driven by gains in our managed funds of funds portfolio due to unrealized valuation increases driven by IPO, M&A and private equity-backed financing activity, and

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
Net income attributable to noncontrolling interests was $7.6 million in 2016, compared to $30.9 million in 2015. Net income attributable to noncontrolling interests of $7.6 million for 2016 was primarily a result of the following:

•
Net gains on investment securities (including carried interest allocation) attributable to noncontrolling interests of $8.3 million ($5.7 million excluding carried interest allocation) driven by gains of $8.2 million from our managed funds of funds primarily due to unrealized valuation increases in the investments held by the funds in our portfolio, and

•	Noninterest expense of $0.5 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.
Income Taxes
On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act (the "TCJ Act"), was signed into law. The TCJ Act amends the Internal Revenue Code to, among other things, reduce tax rates, and make changes to credits and deductions for individuals and businesses. For businesses, the TCJ Act permanently lowers the federal corporate tax rate to 21 percent from the existing maximum rate of 35 percent, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21 percent, U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment.
The Company has also considered the provisions of the TCJ Act related to non-US operations which would potentially impact the Company’s income tax provision. Such provisions include the one-time transition tax (“TT”) on foreign earnings and the new base erosion anti-avoidance tax (“BEAT”). Based on analyses performed the Company as of December 31, 2017, the impact of both of these provisions will have an immaterial impact on the Company’s income tax provision.
Our effective income tax expense rate was 42.0 percent in 2017, compared to 39.5 percent in 2016 and 39.9 percent in 2015. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The components of our effective tax rates for 2017, 2016 and 2015 are discussed in Note 16—“Income Taxes” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
The increase in our effective tax rate for 2017 was due primarily to one-time increases to tax expense of $33.8 million related to the revaluation of our deferred tax assets and $3.8 million related to investments in low income housing tax credit funds, incorporating the new federal tax rate related to the TCJ Act. The effective tax rate for the 2017 year also included the recognition of a tax benefit of $18.0 million due to the adoption and implementation of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017. The new guidance requires tax impacts from employee share-based transactions to be recognized in the provision for income taxes rather than additional paid-in-capital in stockholders' equity required under the previous guidance.
The Company has considered the provisions of the TCJ Act, and analyzed for potential impact to its income tax provision. Aside from the items noted above, the Company is not aware of any further items which could materially impact its financial statements for the year ended December 31, 2017.
The decrease in our 2016 effective tax rate from the comparable 2015 rate was primarily attributable to a review of and adjustments made to our deferred tax balances recorded during the period as well as an increase in the recognition of tax benefits from net operating loss carryforwards related to a previously disposed business line.
Operating Segment Results
We have three segments for which we report our financial information: Global Commercial Bank (“GCB”), SVB Private Bank and SVB Capital.
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Refer to Note 22—“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.
The following is our reportable segment information for 2017, 2016 and 2015:

Global Commercial Bank

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Net interest income	$1,274,366	$1,040,712	22.5%	$853,882	21.9%
Provision for credit losses	(81,553)	(93,885)	(13.1)	(94,913)	(1.1)
Noninterest income	366,000	320,421	14.2	272,862	17.4
Noninterest expense	(706,341)	(632,264)	11.7	(578,888)	9.2
Income before income tax expense	$852,472	$634,984	34.3	$452,943	40.2
Total average loans, net of unearned income	$18,479,793	$16,047,545	15.2	$12,984,646	23.6
Total average assets	46,303,582	41,494,321	11.6	38,438,858	7.9
Total average deposits	41,043,731	37,301,483	10.0	34,996,194	6.6

Income before income tax expense from our GCB increased to $852.5 million in 2017, compared to $635.0 million in 2016 and $452.9 million in 2015, which reflected the continued growth of our core commercial business and clients. The key components of GCB's performance are discussed below:
2017 compared to 2016
Net interest income from GCB increased by $233.7 million in 2017, due primarily to a $178.2 million increase in loan interest income resulting mainly from an increase in average loan balances and higher loan yields.
Noninterest income increased by $45.6 million in 2017, related primarily to an increase in our core fees (higher foreign exchange fees, client investment fees and credit card fees). The increase in foreign exchange fees was due primarily to an increase in our client count as well as volume related to increased client engagement. The increase in client investment fees was due to higher client investment fund balances, as well as from improved spreads on our client investment funds due to increases in general market rates and the reintroduction of fees that had been previously waived due to the low rate environment. The increase in credit card fees was primarily reflective of increased client utilization of our credit card products and custom payment solutions provided to new and existing clients, partially offset by higher rebate/rewards expense.
Noninterest expense increased by $74.1 million in 2017, due primarily to increased expenses for compensation and benefits and professional services. Compensation and benefits expenses increased as a result of higher salaries and wages expenses, higher incentive compensation and higher other employee compensation and benefits. The increase in GCB salaries and wages expenses was due primarily to an increase in the average number of FTEs at GCB, which increased by 112 to 1,862 FTEs in 2017, compared to 1,750 FTEs in 2016. The increase in GCB incentive compensation expense was due to our strong 2017 full year performance and reflective of our improved ROE relative to our peers, which is one of our key plan performance metrics. Professional services expense also increased in 2017 and was primarily related to enhancements in our regulatory, risk management and compliance infrastructure to support our growth both domestically and globally as well as investments made in projects, systems and technology to support our revenue growth and related initiatives and other operating costs.
2016 compared to 2015
Net interest income from GCB increased by $186.8 million in 2016, primarily due to a $126.6 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields.
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
Noninterest expense increased by $53.4 million in 2016, due primarily to increased expenses for compensation and benefits, premises and equipment and net occupancy. Compensation and benefits expenses increased as a result of higher salaries and wages expenses. The increase in GCB salaries and wages expenses was due primarily to an increase in the average number of FTEs at GCB, which increased by 160 to 1,750 FTEs in 2016, compared to 1,590 FTEs in 2015. Premises and equipment expense increased due to increased spending to enhance and maintain our IT infrastructure. Net occupancy expenses increased due primarily to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices, primarily our UK office, to support our growth.
SVB Private Bank

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Net interest income	$58,131	$53,582	8.5%	$44,412	20.6%
Provision for credit losses	(4,386)	(1,812)	142.1	(2,716)	(33.3)
Noninterest income	2,175	2,713	(19.8)	2,011	34.9
Noninterest expense	(17,693)	(12,379)	42.9	(12,185)	1.6
Income before income tax expense	$38,227	$42,104	(9.2)	$31,522	33.6
Total average loans, net of unearned income	$2,423,078	$2,025,381	19.6	$1,592,065	27.2
Total average assets	2,449,763	2,047,513	19.6	1,457,461	40.5
Total average deposits	1,303,542	1,133,425	15.0	1,108,411	2.3
Income before income tax expense from SVB Private Bank decreased to $38.2 million in 2017, compared to $42.1 million in 2016. Income before income tax expense was $31.5 million in 2015. The key drivers of SVB Private Bank's performance are discussed below:
2017 compared to 2016
Net interest income increased by $4.5 million in 2017, due primarily to an increase in loan interest income from an increase in average loan balances and higher loan yields.
Noninterest income decreased by $0.5 million in 2017, primarily driven by lower credit card fee income due to the cancellation of our consumer credit card product in 2017.
Noninterest expense increased by $5.3 million in 2017, primarily as a result of higher salaries and wages expenses as we continue to increase the number of FTEs at SVB Private Bank and due to higher incentive compensation reflective of our strong 2017 full year performance.
2016 compared to 2015
Net interest income increased by $9.2 million in 2016, due primarily to an increase in loan interest income from an increase in average loan balances.
Noninterest income increased by $0.7 million in 2016, primarily driven by increased client investment fee income related to the growth of our Wealth Advisory practice.
SVB Capital

	Year ended December 31,
(Dollars in thousands)	2017	2016	% Change 2017/2016	2015	% Change 2016/2015
Net interest income (expense)	$48	$(49)	(198.0)%	$3	NM%
Noninterest income	58,992	49,365	19.5	70,857	(30.3)
Noninterest expense	(19,340)	(15,546)	24.4	(14,699)	5.8
Income before income tax expense	$39,700	$33,770	17.6	$56,161	(39.9)
Total average assets	$325,939	$338,848	(3.8)	$337,884	0.3

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
Income before income tax expense from SVB Capital was $39.7 million in 2017, compared to $33.8 million in 2016 and $56.2 million in 2015. The key drivers of SVB Capital's performance are discussed below:
2017 compared to 2016
Noninterest income increased $9.6 million to $59.0 million in 2017 reflective of higher net gains on investment securities and fund management fees compared to 2016. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $35.8 million in 2017, compared to net gains of $23.5 million in 2016. The net gains on investment securities of $35.8 million in 2017 were related to gains from distributions from our strategic venture capital fund investments and net unrealized valuation increases in the investments held by the funds in our managed funds of funds portfolio driven by IPO and M&A activity in 2017, and

•	Fund management fees of $21.2 million for 2017, compared to $19.2 million in 2016. The increase was due primarily to the addition of new managed funds at SVB Capital.
2016 compared to 2015
Noninterest income decreased $21.5 million to $49.4 million in 2016 reflective of a slowdown in IPOs and overall softness in the venture capital-backed exit markets, primarily during the first half of 2016, which drove lower venture capital-related gains. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $23.5 million in 2016, compared to net gains of $51.4 million in 2015. The net gains on investment securities of $23.5 million in 2016 were comprised of distributions from our strategic venture capital fund investments as well as gains from valuation increases for one of our equity method fund investments and net unrealized valuation increases from our managed funds of funds, and

•	Fund management fees of $19.2 million for 2016, compared to $15.9 million in 2015. The increase was due primarily to the addition of new managed funds at SVB Capital.
Consolidated Financial Condition
Our total assets were $51.2 billion at December 31, 2017 and $44.7 billion at both December 31, 2016 and December 31, 2015. Refer below to a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $2.9 billion at December 31, 2017, an increase of $0.4 billion, or 14.8 percent, compared to $2.5 billion at December 31, 2016. The increase in period-end cash balances was primarily due to growth in our noninterest-bearing deposit balances during the year ended December 31, 2017.
As of December 31, 2017 and December 31, 2016, $0.6 billion and $1.1 billion, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $1.1 billion and $0.7 billion, respectively.
Investment Securities
Investment securities totaled $24.4 billion at December 31, 2017, an increase of $2.7 billion, or 12.8 percent, compared to $21.7 billion at December 31, 2016, which decreased by $4.1 billion or 16.2 percent, compared to $25.8 billion at December 31, 2015. Our investment securities portfolio consists primarily of: (i) an AFS securities portfolio and a HTM securities portfolio, both of which primarily represent interest-earning fixed income investment securities; and (ii) a non-marketable and other securities portfolio, which represents primarily investments managed as part of our funds management business. The increase of $2.7 billion is primarily due to new purchases of $8.4 billion partially offset by $5.0 billion of paydowns and maturities in our fixed income securities portfolio. The major components of the change are explained below.

The following table presents a profile of our investment securities portfolio at December 31, 2017, 2016 and 2015:

	December 31,
(Dollars in thousands)	2017	2016	2015
Available-for-sale securities, at fair value:
U.S. Treasury securities	$6,840,502	$8,909,491	$11,678,035
U.S. agency debentures	1,567,128	2,078,375	2,690,029
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	2,267,035	1,152,665	1,399,279
Agency-issued collateralized mortgage obligations—variable rate	373,730	474,283	607,936
Equity securities	72,269	5,597	5,469
Total available-for-sale securities	11,120,664	12,620,411	16,380,748
Held-to-maturity securities, at amortized cost:
U.S. agency debentures	659,979	622,445	545,473
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	6,304,969	2,896,179	2,366,627
Agency-issued collateralized mortgage obligations—fixed rate	2,829,979	3,362,598	4,225,781
Agency-issued collateralized mortgage obligations—variable rate	255,782	312,665	370,779
Agency-issued commercial mortgage-backed securities	1,868,985	1,151,363	1,214,716
Municipal bonds and notes	743,761	81,748	67,587
Total held-to-maturity securities	12,663,455	8,426,998	8,790,963
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	127,192	141,649	152,237
Other venture capital investments	919	2,040	2,040
Other securities (fair value accounting)	310	753	548
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	89,809	82,823	85,705
Debt funds	21,183	17,020	21,970
Other investments	111,198	123,514	118,532
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	98,548	114,606	120,676
Other investments	27,680	27,700	18,882
Investments in qualified affordable housing projects	174,214	112,447	154,356
Total non-marketable and other securities	651,053	622,552	674,946
Total investment securities	$24,435,172	$21,669,961	$25,846,657

Available-for-Sale Securities
Period-end AFS securities were $11.1 billion at December 31, 2017, compared to $12.6 billion at December 31, 2016, and $16.4 billion at December 31, 2015. The decrease of $1.5 billion in 2017 was primarily due to $3.3 billion in paydowns, scheduled maturities and called maturities and sales of $0.6 billion of agency backed collateralized mortgage obligations, partially offset by purchases of new investments of $2.4 billion. The paydowns, scheduled maturities and called maturities of $3.3 billion were comprised of $3.2 billion of fixed-rate securities and $0.1 billion in variable-rate securities. The purchases of new investments of $2.4 billion were primarily comprised of agency backed mortgage securities and U.S. Treasury securities.
Period-end AFS securities at December 31, 2016 decreased $3.8 billion compared to 2015 primarily due to the sale of $2.9 billion of U.S. Treasury securities and paydowns, scheduled maturities and called maturities of $1.4 billion, partially offset by purchases of new investments of $0.4 billion. The paydowns, scheduled maturities and called maturities of $1.4 billion were comprised of $1.3 billion of fixed-rate securities and $0.1 billion in variable-rate securities. The purchases of new investments of $0.4 billion were primarily comprised of fixed-rate U.S. Treasury securities and fixed-rate agency backed collateralized mortgage obligations.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as AFS as of December 31, 2017. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities and U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	December 31, 2017
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$6,840,502	1.49%	$1,967,480	1.23%	$4,873,022	1.60%	$—	—%	$—	—%
U.S. agency debentures	1,567,128	2.47	481,280	1.53	1,085,848	2.88	—	—	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	2,267,035	2.54	—	—	—	—	88,425	2.63	2,178,610	2.58
Agency-issued collateralized mortgage obligations - variable rate	373,730	0.71	—	—	—	—	—	—	373,730	0.71
Total	$11,048,395	1.82	$2,448,760	1.29	$5,958,870	1.83	$88,425	2.63	$2,552,340	2.31

Held-to-Maturity Securities
Period-end HTM securities were $12.7 billion at December 31, 2017, an increase of $4.3 billion, or 50.3 percent, compared to $8.4 billion at December 31, 2016. The increase was due to new purchases of $6.0 billion, primarily comprised of agency backed mortgage securities, partially offset by paydowns and scheduled maturities of $1.7 billion.
Period-end HTM securities were $8.4 billion at December 31, 2016, a decrease of $0.4 billion, or 4.1 percent, compared to $8.8 billion at December 31, 2015. The decrease was due to paydowns and scheduled maturities of $1.7 billion partially offset by purchases of $1.3 billion, primarily comprised of agency backed mortgage securities.
Securities classified as HTM are accounted for at cost with no adjustments for changes in fair value. For securities re-designated as HTM from AFS, the unrealized gains at the date of transfer will continue to be reported as a separate component of shareholders' equity and are being amortized over the life of the securities in a manner consistent with the amortization of a premium or discount.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as HTM as of December 31, 2017. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	December 31, 2017
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. agency debentures	$659,979	2.37%	$—	—%	$102,496	2.72%	$557,483	2.30%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	6,304,969	2.58	728	7.52	226,997	2.19	56,380	2.06	6,020,864	2.60
Agency-issued collateralized mortgage obligations - fixed rate	2,829,979	1.78	—	—	—	—	462,533	1.48	2,367,446	1.84
Agency-issued collateralized mortgage obligations - variable rate	255,782	0.74	—	—	—	—	—	—	255,782	0.74
Agency-issued commercial mortgage-backed securities	1,868,985	2.49	—	—	—	—	—	—	1,868,985	2.49
Municipal bonds and notes	743,761	3.55	7,073	3.90	73,054	3.00	233,728	2.33	429,906	4.31
Total	$12,663,455	2.40	$7,801	4.24	$402,547	2.47	$1,310,124	2.01	$10,942,983	2.44
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At December 31, 2017, our estimated fixed income securities portfolio duration was 3.0 years, compared to 2.5 and 2.7 years at December 31, 2016 and 2015, respectively.

Non-Marketable and Other Securities
Non-marketable and other securities were $651.1 million at December 31, 2017, an increase of $28.5 million, or 4.6 percent, compared to $622.6 million at December 31, 2016, which decreased by $52.3 million or 7.8 percent, compared to $674.9 million at December 31, 2015. Included in our non-marketable and other securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate certain SVB Capital funds, even though we may own less than 100 percent of such entities. See below for a summary of the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG.
The increase in non-marketable and other securities of $28.5 million in 2017 was related primarily to a $61.8 million net increase in investments in our qualified affordable housing projects portfolio, offset by sales of, and distributions in, our strategic and other investments.
The decrease in non-marketable and other securities of $52.3 million in 2016 was primarily related to sales of investments included in our qualified affordable housing projects portfolio totaling $46.5 million.
The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at December 31, 2017, 2016 and 2015:

	December 31,
	2017		2016		2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$127,192	$32,945	$141,649	$40,464	$152,237	$44,485
Other venture capital investments (2)	919	99	2,040	218	2,040	218
Other securities (fair value accounting) (3)	310	103	753	138	548	124
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	89,809	64,675	82,823	64,030	85,705	69,314
Debt funds	21,183	21,183	17,020	17,020	21,970	21,970
Other investments (4)	111,198	111,198	123,514	123,514	118,532	118,532
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)	98,548	98,548	114,606	114,606	120,676	120,676
Other investments	27,680	27,680	27,700	27,700	18,882	18,882
Investments in qualified affordable housing projects, net	174,214	174,214	112,447	112,447	154,356	154,356
Total non-marketable and other securities	$651,053	$530,645	$622,552	$500,137	$674,946	$548,557

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2017, 2016 and 2015:

	December 31,
	2017		2016		2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$14,673	$1,843	$18,459	$2,319	$20,794	$2,612
Capital Preferred Return Fund, LP	54,147	11,670	57,627	12,420	60,619	13,065
Growth Partners, LP	58,372	19,432	59,718	19,880	62,983	20,967
Other private equity fund (i)	—	—	5,845	5,845	7,841	7,841
Total venture capital and private equity fund investments	$127,192	$32,945	$141,649	$40,464	$152,237	$44,485

(i)	On January 3, 2017, the other private equity fund was closed resulting in an immaterial impact on the Company's financial statements.

(2)	The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2017, 2016 and 2015:

	December 31,
	2017		2016		2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
CP I, LP	$919	$99	$2,040	$218	$2,040	$218
Total other venture capital investments	$919	$99	$2,040	$218	$2,040	$218

(3)	Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds.

(4)	The following table shows the amounts of our other investments (equity method accounting) at December 31, 2017, 2016 and 2015:

	December 31,
	2017		2016		2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$75,337	$75,337	$75,296	$75,296	$78,799	$78,799
Other investments	35,861	35,861	48,218	48,218	39,733	39,733
Total other investments	$111,198	$111,198	$123,514	$123,514	$118,532	$118,532

(5)
These represent venture capital and private equity fund investments recorded at cost for which we recognize distributions or returns received from net accumulated earnings of the investee since the date of acquisition as income. As a result of new accounting standards for financial instruments (see "Recent Accounting Pronouncements" in Note 2 - "Summary of Significant Accounting Policies" of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details), which will be adopted in the first quarter of 2018, these investments will be re-measured at fair value and the difference between cost and fair value will be recorded as a cumulative-effect adjustment to opening retained earnings as of January 1, 2018. As of December 31, 2017, the fair value of these investments was $201.7 million. Any subsequent changes in the fair value of these investments will be recorded as unrealized gains or losses in our consolidated statements of income.

Volcker Rule

On June 6, 2017, we received notice that the Board of Governors of the Federal Reserve approved the Company’s application for an extension of the permitted conformance period for the Company’s investments in “illiquid” covered funds. The approval extends the deadline by which the Company must sell, divest, restructure or otherwise conform such investments to the provisions of the Volcker Rule until the earlier of (i) July 21, 2022 or (ii) the date by which each fund matures by its terms or is otherwise conformed to the Volcker Rule.

As implemented under the Dodd-Frank Act, the Volcker Rule prohibits, subject to certain exceptions, a banking entity, such as the Company, from sponsoring or investing in covered funds, defined to include many venture capital and private equity funds. As noted above, the Company currently maintains certain investments in “illiquid” funds that would be prohibited but are now held under the approved extension. As of December 31, 2017, such investments had an estimated aggregate carrying value of approximately $153 million (and an aggregate fair value of approximately $253 million). See "Business - Supervision and Regulatory - Proprietary Trading and Certain Relationships with Hedge Funds and Private Equity Funds" under Part I, Item I of this report.
Loans
The following table details the composition of the loan portfolio, net of unearned income, as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial loans:
Software/internet (1)	$6,172,531	$5,627,031	$5,437,915	$4,954,676	$4,102,636
Hardware (1)	1,193,599	1,180,398	1,071,528	1,131,006	1,213,032
Private equity/venture capital	9,952,377	7,691,148	5,467,577	4,582,906	2,386,054
Life science/healthcare (1)	1,808,827	1,853,004	1,710,642	1,289,904	1,170,220
Premium wine	204,105	200,156	201,175	187,568	149,841
Other (1)	365,724	393,551	312,278	234,551	288,904
Total commercial loans	19,697,163	16,945,288	14,201,115	12,380,611	9,310,687
Real estate secured loans:
Premium wine (2)	669,053	678,166	646,120	606,753	514,993
Consumer loans (3)	2,300,506	1,926,968	1,544,440	1,118,115	873,255
Other	42,068	43,487	44,830	39,651	30,743
Total real estate secured loans	3,011,627	2,648,621	2,235,390	1,764,519	1,418,991
Construction loans (4)	68,546	64,671	78,682	78,626	76,997
Consumer loans	328,980	241,364	226,883	160,520	99,711
Total loans, net of unearned income (5)(6)	$23,106,316	$19,899,944	$16,742,070	$14,384,276	$10,906,386

(1)
Due to the diverse nature of energy and resource innovation products and services, for our loan-related reporting purposes, ERI-related loans are reported under our software/internet, hardware, life science/healthcare and other commercial loan categories, as applicable.

(2)
Included in our premium wine portfolio are gross construction loans of $100 million, $110 million, $121 million, $112 million and $112 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(3)	Consumer loans secured by real estate at December 31, 2017, 2016, 2015, 2014 and 2013 were comprised of the following:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Loans for personal residence	$1,995,840	$1,655,349	$1,312,818	$918,629	$685,327
Loans to eligible employees	243,118	199,291	156,001	133,568	121,548
Home equity lines of credit	61,548	72,328	75,621	65,918	66,380
Consumer loans secured by real estate	$2,300,506	$1,926,968	$1,544,440	$1,118,115	$873,255

(4)	Construction loans consist of qualified affordable housing project loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.

(5)	Unearned income, net of deferred costs, was $148 million, $125 million, $115 million, $104 million and $89 million in 2017, 2016, 2015, 2014 and 2013, respectively.

(6)
Included within our total loan portfolio are credit card loans of $270 million, $224 million, $177 million, $131 million and $85 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively, and primarily represent corporate credit cards.

Both commercial and consumer loans increased from December 31, 2016 to December 31, 2017 with the largest increases coming from our private equity/venture capital, software/internet and consumer real estate industry segments. The growth from our private equity/venture capital clients increase due to increased utilization from our capital call lines of credit and the growth in our software/internet segment came primarily from growth in our Accelerator practice. The growth in our consumer real estate came primarily from our Private Bank.
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

	December 31,
	2017		2016
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software/internet	$6,232,725	26.8%	$5,668,578	28.3%
Hardware	1,200,900	5.2	1,189,114	5.9
Private equity/venture capital	9,961,121	42.8	7,747,911	38.7
Life science/healthcare	1,867,960	8.0	1,866,685	9.3
Premium wine	204,257	0.9	201,634	1.0
Other	379,431	1.6	396,458	2.0
Commercial loans	19,846,394	85.3	17,070,380	85.2
Real estate secured loans:
Premium wine	670,112	2.9	678,745	3.5
Consumer loans	2,297,857	9.9	1,925,620	9.6
Other	42,230	0.2	43,807	0.2
Real estate secured loans	3,010,199	13.0	2,648,172	13.3
Construction loans	69,108	0.3	64,957	0.3
Consumer loans	328,452	1.4	241,153	1.2
Total gross loans	$23,254,153	100.0%	$20,024,662	100.0%

The following table provides a summary of gross loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2017:

	December 31, 2017
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software/internet	$1,558,717	$974,959	$1,545,194	$1,190,247	$963,608	$6,232,725
Hardware	258,586	138,254	253,978	217,425	332,657	1,200,900
Private equity/venture capital	697,427	807,596	1,617,121	1,142,818	5,696,159	9,961,121
Life science/healthcare	321,738	450,445	576,926	313,656	205,195	1,867,960
Premium wine	60,663	37,845	64,062	32,423	9,264	204,257
Other	149,825	23,096	103,989	25,599	76,922	379,431
Commercial loans	3,046,956	2,432,195	4,161,270	2,922,168	7,283,805	19,846,394
Real estate secured loans:
Premium wine	150,563	187,272	220,062	89,561	22,654	670,112
Consumer loans	1,989,973	224,825	83,059	—	—	2,297,857
Other	7,763	—	14,134	20,333	—	42,230
Real estate secured loans	2,148,299	412,097	317,255	109,894	22,654	3,010,199
Construction loans	12,178	34,029	—	22,901	—	69,108
Consumer loans	146,395	49,921	17,120	78,742	36,274	328,452
Total gross loans	$5,353,828	$2,928,242	$4,495,645	$3,133,705	$7,342,733	$23,254,153
At December 31, 2017, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $10.5 billion, or 45.3 percent of our portfolio. These loans represented 277 clients, and of these loans, $52 million were on nonaccrual status as of December 31, 2017.
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
At December 31, 2016, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $8.9 billion, or 44.4 percent of our portfolio. These loans represented 233 clients, and of these loans, $80 million were on nonaccrual status as of December 31, 2016.

The credit profile of our loan portfolio clients varies based on the nature of the lending we do for different market segments. Our three main market segments are (i) technology (software/internet and hardware) and life science/healthcare, (ii) private equity/venture capital, and (iii) SVB Private Bank.
(i) Technology and Life Science/Healthcare
Our technology and life science/healthcare loan portfolios include loans to clients at the various stages of their life cycles and represent the largest segments of our loan portfolio. The primary underwriting method for our technology and life science/healthcare portfolios are classified as investor dependent, balance sheet dependent, or cash flow dependent.

Investor dependent loans represented a relatively small percentage of our overall portfolio at 11 percent of total gross loans at both December 31, 2017 and December 31, 2016. These loans are made to companies in both our Accelerator (early-stage) and Growth practices. Investor dependent loans typically have modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing selectively, at reduced amounts, or on less favorable terms, which may have an adverse effect on our borrowers' ability to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely that the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

Balance sheet dependent loans, which includes asset-based loans, represented 10 percent of total gross loans at December 31, 2017 compared to 13 percent at December 31, 2016. Balance sheet dependent loans are structured to require constant current asset coverage (i.e. cash, cash equivalents, accounts receivable and, to a much lesser extent, inventory) in an amount that exceeds the outstanding debt. These loans are generally made to companies in our Growth and Corporate Finance practices. Our asset-based lending, which includes working capital lines and accounts receivable financing, both represented three percent of total gross loans at December 31, 2017 and five percent and two percent of total gross loans at December 31, 2016, respectively. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.

Cash flow dependent loans, which include sponsored buyout lending, represents approximately 19 percent of total gross loans at December 31, 2017, compared to 22 percent of total gross loans at December 31, 2016. Cash flow dependent loans require the borrower to maintain cash flow from operations that is sufficient to service all debt. Borrowers must demonstrate normalized cash flow in excess of all fixed charges associated with operating the business. Sponsored buyout loans represented nine percent of total gross loans at December 31, 2017, compared to 11 percent of total gross loans at December 31, 2016. These loans are typically used to assist a select group of experienced private equity sponsors with the acquisition of businesses, are larger in size, and repayment is generally dependent upon the cash flows of the acquired company. The acquired companies are typically established, later-stage businesses of scale and characterized by reasonable levels of leverage and loan structures that include meaningful financial covenants. The sponsor's equity contribution is often 50 percent or more of the acquisition price.

(ii) Private Equity/Venture Capital
We also provide financial services to clients in the private equity/venture capital community. At December 31, 2017, our lending to private equity/venture capital firms and funds represented 43 percent of total gross loans, compared to 39 percent of total gross loans at December 31, 2016. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are often secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(iii) SVB Private Bank
Our SVB Private Bank clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies. Our lending to SVB Private Bank clients represented 11 percent of total gross loans at both December 31, 2017 and December 31, 2016. Many of these clients have mortgages, which represented 85 percent of this portfolio at December 31, 2017; the balance of this portfolio consisted of home equity lines of credit, restricted stock purchase loans, capital call lines of credit, and other secured and unsecured lending.

State Concentrations
Approximately 31 percent and 10 percent of our outstanding total gross loan balances as of December 31, 2017 were to borrowers based in California and New York, respectively, compared to 33 percent and 11 percent as of December 31, 2016. Other than California and New York, there are no states with gross loan balances greater than 10 percent.

See generally "Risk Factors—Credit Risks" set forth under Part I, Item 1A of this report.

As of December 31, 2017, 91 percent, or $21.2 billion, of our outstanding total gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 89 percent, or $17.8 billion, as of December 31, 2016. The following table sets forth the remaining contractual maturity distribution of our gross loans by industry sector at December 31, 2017, for fixed and variable rate loans:

	Remaining Contractual Maturity of Gross Loans
(Dollars in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed-rate loans:
Commercial loans:
Software/internet	$258,226	$348,368	$23,008	$629,602
Hardware	31,489	41,574	—	73,063
Private equity/venture capital	11,352	11,310	18,083	40,745
Life science/healthcare	46,936	98,136	—	145,072
Premium wine	2,791	10,340	1,507	14,638
Other	136,405	2,033	—	138,438
Total commercial loans	487,199	511,761	42,598	1,041,558
Real estate secured loans:
Premium wine	10,572	178,900	360,201	549,673
Consumer loans	—	7,925	297,171	305,096
Other	—	3,025	39,205	42,230
Total real estate secured loans	10,572	189,850	696,577	896,999
Construction loans	42,785	21,127	4,113	68,025
Consumer loans	8,524	10,072	—	18,596
Total fixed-rate loans	$549,080	$732,810	$743,288	$2,025,178

Variable-rate loans:
Commercial loans:
Software/internet	$1,204,683	$4,299,072	$99,368	$5,603,123
Hardware	279,425	716,596	131,816	1,127,837
Private equity/venture capital	9,418,522	426,295	75,559	9,920,376
Life science/healthcare	114,515	1,587,468	20,905	1,722,888
Premium wine	145,273	44,346	—	189,619
Other	66,651	174,342	—	240,993
Total commercial loans	11,229,069	7,248,119	327,648	18,804,836
Real estate secured loans:
Premium wine	5,550	49,129	65,760	120,439
Consumer loans	2,065	12,179	1,978,517	1,992,761
Other	—	—	—	—
Total real estate secured loans	7,615	61,308	2,044,277	2,113,200
Construction loans	—	1,083	—	1,083
Consumer loans	89,898	166,634	53,324	309,856
Total variable-rate loans	11,326,582	7,477,144	2,425,249	21,228,975
Total gross loans	$11,875,662	$8,209,954	$3,168,537	$23,254,153
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
Credit Quality Indicators
At December 31, 2017, our total criticized loans and impaired loans represented four percent of our total gross loans, as compared to six percent of our total gross loans at December 31, 2016. Criticized loans and impaired loans to early-stage clients represented 22 percent and 15 percent of our total criticized loans and impaired loan balances at December 31, 2017 and December 31, 2016, respectively. Loans to early-stage clients represent a relatively small percentage of our overall portfolio at six percent of total gross loans at both December 31, 2017 and December 31, 2016. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.

Credit Quality and Allowance for Loan Losses
The following table presents a summary of the activity for the allowance for loan losses as of the five most recent year-ends:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses, beginning balance	$225,366	$217,613	$165,359	$142,886	$110,651
Charge-offs:
Commercial loans:
Software/internet	(45,012)	(68,784)	(33,246)	(21,031)	(8,861)
Hardware	(10,414)	(13,233)	(5,145)	(15,265)	(18,819)
Venture capital/private equity	(323)	—	—	—	—
Life science/healthcare	(8,210)	(9,693)	(7,291)	(2,951)	(6,010)
Premium wine	—	—	—	(35)	—
Other	(1,156)	(5,045)	(4,990)	(3,886)	(8,107)
Total commercial loans	(65,115)	(96,755)	(50,672)	(43,168)	(41,797)
Consumer loans	(1,567)	(102)	(296)	—	(869)
Total charge-offs	(66,682)	(96,857)	(50,968)	(43,168)	(42,666)

Recoveries:
Commercial loans:
Software/internet	4,649	7,278	1,621	1,425	1,934
Hardware	487	1,667	3,332	2,238	2,677
Life science/healthcare	189	1,129	277	374	1,860
Premium wine	—	—	7	240	170
Other	1,850	1,880	809	1,748	2,995
Total commercial loans	7,175	11,954	6,046	6,025	9,636
Consumer loans	1,363	258	163	379	1,572
Total recoveries	8,538	12,212	6,209	6,404	11,208
Provision for loan losses	85,939	95,697	97,629	59,486	63,693
Foreign currency translation adjustments	1,863	(3,299)	(616)	(249)	—
Allowance for loan losses, ending balance	$255,024	$225,366	$217,613	$165,359	$142,886

In 2017, total charge-offs decreased to $66.7 million compared to $96.9 million in 2016. The $30.2 million decrease in total charge-offs was due primarily to venture capital market recalibration identified in 2016 related primarily to early-stage charge-offs.
The following table summarizes the allocation of the allowance for loan losses among specific classes of loans as of the five most recent year-ends:

	December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	ALLL Amount	Percent of Total Loans (1)	ALLL Amount	Percent of Total Loans (1)	ALLL Amount	Percent of Total Loans (1)	ALLL Amount	Percent of Total Loans (1)	ALLL Amount	Percent of Total Loans (1)
Commercial loans:
Software/internet	$96,104	26.8%	$97,388	28.3%	$103,045	32.5%	$80,981	34.5%	$64,084	37.7%
Hardware	27,614	5.2	31,166	5.9	23,085	6.4	25,860	7.9	36,553	11.1
Private equity/venture capital	82,468	42.8	50,299	38.7	35,282	32.7	27,997	31.9	16,385	21.9
Life science/healthcare	24,924	8.0	25,446	9.3	36,576	10.2	15,208	9.0	11,926	10.7
Premium wine	3,532	3.8	4,115	4.5	5,205	5.1	4,473	5.5	3,914	6.1
Other	3,941	2.1	4,768	2.5	4,252	2.6	3,253	2.4	3,680	3.7
Total commercial loans	238,583	88.7	213,182	89.2	207,445	89.5	157,772	91.2	136,542	91.2
Consumer loans	16,441	11.3	12,184	10.8	10,168	10.5	7,587	8.8	6,344	8.8
Total	$255,024	100.0%	$225,366	100.0%	$217,613	100.0%	$165,359	100.0%	$142,886	100.0%

(1)	Represents loan balances as a percentage of total gross loans at each respective year-end.

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

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Gross nonperforming, past due, and restructured loans:
Nonaccrual loans	$119,259	$118,979	$123,392	$38,137	$51,649
Loans past due 90 days or more still accruing interest	191	33	—	1,302	99
Total nonperforming loans	119,450	119,012	123,392	39,439	51,748
OREO and other foreclosed assets	—	—	—	561	1,001
Total nonperforming assets	$119,450	$119,012	$123,392	$40,000	$52,749
Performing TDRs	$71,468	$33,732	$10,635	$587	$403
Nonperforming loans as a percentage of total gross loans	0.51%	0.59%	0.73%	0.27%	0.47%
Nonperforming assets as a percentage of total assets	0.23	0.27	0.28	0.10	0.20
Allowance for loan losses	$255,024	$225,366	$217,613	$165,359	$142,886
As a percentage of total gross loans	1.10%	1.13%	1.29%	1.14%	1.30%
As a percentage of total gross nonperforming loans	213.50	189.36	176.36	419.28	276.12
Allowance for loan losses for nonaccrual loans	$41,793	$37,277	$51,844	$15,051	$21,277
As a percentage of total gross loans	0.18%	0.19%	0.31%	0.10%	0.19%
As a percentage of total gross nonperforming loans	34.99	31.32	42.02	38.16	41.12
Allowance for loan losses for total gross performing loans	$213,231	$188,089	$165,769	$150,308	$121,609
As a percentage of total gross loans	0.92%	0.94%	0.98%	1.04%	1.11%
As a percentage of total gross performing loans	0.92	0.94	0.99	1.04	1.11
Total gross loans	$23,254,153	$20,024,662	$16,857,131	$14,488,766	$10,995,268
Total gross performing loans	23,134,703	19,905,650	16,733,739	14,449,327	10,943,520
Allowance for unfunded credit commitments (1)	51,770	45,265	34,415	36,419	29,983
As a percentage of total unfunded credit commitments	0.30%	0.27%	0.22%	0.25%	0.26%
Total unfunded credit commitments (2)	$17,462,537	$16,743,196	$15,614,359	$14,705,785	$11,470,722

(1)	The “Allowance for unfunded credit commitments” is included as a component of “other liabilities”. See “Provision for Unfunded Credit Commitments” for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans decreased three basis points to 1.10 percent at December 31, 2017, compared to 1.13 percent at December 31, 2016. The decrease was reflective of a two basis point decrease in the reserves for gross performing loans and a one basis point decrease in the reserves for nonaccrual loans. Our reserve percentage for performing loans as a percentage of total gross loans decreased to 0.92 percent at December 31, 2017, compared to 0.94 percent at December 31, 2016, reflective of the continued shift in the mix of our overall loan portfolio to our higher quality private equity/venture capital loan portfolio. Our reserve percentage for nonaccrual loans as a percentage of total gross loans decreased to 0.18 percent at December 31, 2017, compared to 0.19 percent at December 31, 2016, primarily as a result of charge-offs of previously reserved nonaccrual loans.

Nonaccrual Loans
The following table presents a detailed composition of nonaccrual loans by industry sector as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial loans:
Software/internet	$78,860	$76,605	$77,545	$33,287	$27,618
Hardware	16,185	6,581	430	2,521	19,667
Private equity/venture capital	658	—	—	—	40
Life science/healthcare	20,520	31,783	44,107	475	1,278
Premium wine	401	491	1,167	1,304	1,442
Other	32	403	—	233	690
Total commercial loans	116,656	115,863	123,249	37,820	50,735
Consumer loans:
Real estate secured loans	2,181	1,504	143	192	244
Other consumer loans	422	1,612	—	125	670
Total consumer loans	2,603	3,116	143	317	914
Total nonaccrual loans	$119,259	$118,979	$123,392	$38,137	$51,649
The following table presents a summary of changes in nonaccrual loans for the years ended December 31, 2017 and 2016:

	Year ended December 31,
(Dollars in thousands)	2017	2016
Balance, beginning of period	$118,979	$123,392
Additions	102,183	128,338
Paydowns	(46,825)	(81,997)
Charge-offs	(55,076)	(49,622)
Other reductions	(2)	(1,132)
Balance, end of period	$119,259	$118,979
Our nonaccrual loans as of December 31, 2017 included $89.4 million from five clients (three software/internet clients represented $58.8 million, one life science/healthcare client represented $19.2 million and one hardware client represented $11.4 million). Two of these loans are sponsored buyout loans that were added to our nonaccrual portfolio in 2015, another is a Corporate Finance client that was added during 2016 and two are new nonaccrual loans added during 2017 in our Growth practice. The total credit exposure for these five largest nonaccrual loans is $89.7 million, for which we have specifically reserved $26.9 million.
Average nonaccrual loans for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 were $123.8 million, $108.7 million, $80.3 million, $24.5 million and $40.8 million, respectively. The increase in average nonaccrual loans was attributable to the increase in nonaccrual loans from our software/internet and hardware loan portfolios partially offset by a decrease in our life sciences/healthcare portfolio. If the nonaccrual loans for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 had not been nonperforming, $7.7 million, $4.6 million, $4.5 million, $1.2 million and $3.5 million, respectively, in interest income would have been recorded.

Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at December 31, 2017 and 2016 is as follows:

	December 31,
(Dollars in thousands)	2017	2016	% Change
Derivative assets, gross (1)	$232,152	$210,070	10.5%
Foreign exchange spot contract assets, gross	208,738	53,058	NM
Accrued interest receivable	141,773	111,222	27.5
Net deferred tax assets	63,845	71,840	(11.1)
FHLB and Federal Reserve Bank stock	60,020	57,592	4.2
Accounts receivable	55,946	62,569	(10.6)
Other assets	113,772	106,337	7.0
Total accrued interest receivable and other assets	$876,246	$672,688	30.3

NM—Not meaningful

(1)	See “Derivatives” section below.

Foreign Exchange Spot Contract Assets
The increase of $156 million in foreign exchange spot contract assets was due to a higher number of unsettled client trades at December 31, 2017 as compared to December 31, 2016.
Net Deferred Tax Assets
The decrease of $8.0 million in net deferred tax assets was primarily driven by the revaluation of our deferred tax assets incorporating the new federal tax rate related to the TCJ Act, increases in the fair value of AFS equity securities and decreases in accrued expenses and the tax basis in fund investments relative to our book value. These increases were partially offset by decreases in the fair value of our AFS debt securities and section 481(a) adjustments, as well as an increase in allowance for loan losses.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at December 31, 2017 and 2016:

	December 31,
(Dollars in thousands)	2017	2016	% Change
Assets:
Equity warrant assets	$123,763	$131,123	(5.6)%
Foreign exchange forward and option contracts	96,636	68,027	42.1
Client interest rate derivatives	11,753	10,110	16.3
Interest rate swaps (1)	—	810	(100.0)
Total derivatives assets	$232,152	$210,070	10.5
Liabilities:
Foreign exchange forward and option contracts	$(96,641)	$(54,668)	76.8
Client interest rate derivatives	(11,940)	(9,770)	22.2
Total derivatives liabilities	$(108,581)	$(64,438)	68.5

(1)	On June 1, 2017, our interest rate swap was terminated upon repayment of the 6.05% Subordinated Notes.

Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At December 31, 2017, we held warrants in 1,868 companies, compared to 1,739 companies at December 31, 2016. Warrants in 14 companies each had values greater than $1.0 million and collectively represented $29.1 million, or 24 percent, of the fair value of the total warrant portfolio. The change in fair value of equity warrant assets is recorded in gains on equity warrant assets, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for the years ended December 31, 2017 and 2016:

	Year ended December 31,
(Dollars in thousands)	2017	2016
Balance, beginning of period	$131,123	$137,105
New equity warrant assets	15,201	13,420
Non-cash increases in fair value	10,702	9,710
Exercised equity warrant assets	(28,841)	(26,097)
Terminated equity warrant assets	(4,422)	(3,015)
Balance, end of period	$123,763	$131,123
Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients' need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item "Other" as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts was zero at December 31, 2017 and $0.8 million at December 31, 2016. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 13—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts was zero at December 31, 2017 and $0.3 million at December 31, 2016. For information on our client interest rate derivatives, refer to Note 13—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Deposits
The following table presents the composition of our deposits as of December 31, 2017, 2016 and 2015:

	December 31,
(Dollars in thousands)	2017	2016	2015
Noninterest-bearing demand	$36,655,497	$31,975,457	$30,867,497
Interest bearing checking and savings accounts	556,121	375,710	330,525
Money market	5,975,220	5,331,054	6,128,442
Money market deposits in foreign offices	111,201	107,657	88,656
Sweep deposits in foreign offices	908,890	1,133,872	1,657,177
Time	47,146	56,118	70,479
Total deposits	$44,254,075	$38,979,868	$39,142,776

The increase in deposits of $5.3 billion in 2017 was driven primarily by increases in our noninterest-bearing demand and money market deposits with growth in our private equity/venture capital and China market segment portfolios. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. Approximately 14 percent, 12 percent and 13 percent of our total deposits at December 31, 2017, 2016 and 2015, respectively, were from our clients in Asia.
The decrease in deposits of $0.2 billion in 2016 was driven by decreases in our money market and sweep deposits in foreign offices, partially offset by increases in our noninterest-bearing demand accounts from growth in our private-equity/venture capital and life science/health care portfolios.
At December 31, 2017, 17 percent of our total deposits were interest-bearing deposits, compared to 18 percent at December 31, 2016 and 21 percent at December 31, 2015.
At December 31, 2017, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $41 million, compared to $61 million at December 31, 2016 and $116 million at December 31, 2015. At December 31, 2017, all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. The maturity profile of our time deposits as of December 31, 2017 is as follows:

	December 31, 2017
(Dollars in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, $100,000 and over	$25,489	$4,738	$10,816	$—	$41,043
Other time deposits	3,592	960	1,551	—	6,103
Total time deposits	$29,081	$5,698	$12,367	$—	$47,146
Short-Term Borrowings
The following table summarizes our short-term borrowings that mature in one month or less:

	December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term FHLB advances	$700,000	1.37%	$500,000	0.59%	$638,000	0.25%
Federal funds purchased	330,000	1.45	—	—	135,000	0.64
Other short-term borrowings	3,730	1.33	12,668	0.57	1,900	0.20
Total short-term borrowings	$1,033,730	1.39	$512,668	0.59	$774,900	0.32
On December 29, 2017, we borrowed a total of $1.0 billion from our overnight credit facilities to support the short-term liquidity needs of the Bank. These borrowings were repaid, subsequent to year-end, on January 2, 2018.

Average daily balances and maximum month-end balances for our short-term borrowings in 2017, 2016 and 2015 were as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Average daily balances:
Short-term FHLB advances	$36,712	$147,716	$6,542
Federal Funds purchased (1)	7,529	5,844	8,477
Securities sold under agreements to repurchase	—	63,464	1,222
Other short-term borrowings (2)	4,264	3,227	6,985
Total average short-term borrowings	$48,505	$220,251	$23,226
Weighted average interest rate during the year:
Short-term FHLB advances	1.02%	0.42%	0.20%
Federal Funds purchased	1.36	0.44	0.26
Securities sold under agreements to repurchase	—	0.49	0.24
Other short-term borrowings	1.55	0.28	0.13
Maximum month-end balances:
Short-term FHLB advances	$700,000	$750,000	$638,000
Federal Funds purchased	330,000	150,000	135,000
Securities sold under agreements to repurchase	—	304,000	—
Other short-term borrowings	8,470	15,082	21,561

(1)	As part of our liquidity risk management practices, we periodically test availability and access to overnight borrowings in the Federal Funds market. These balances represent short-term borrowings.

(2)	Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.
Long-Term Debt
The following table represents outstanding long-term debt at December 31, 2017, 2016 and 2015:

	Principal value at December 31, 2017	December 31,
(Dollars in thousands)		2017	2016	2015
3.50% Senior Notes	$350,000	$347,303	$346,979	$346,667
5.375% Senior Notes	350,000	348,189	347,586	347,016
6.05% Subordinated Notes	—	—	46,646	48,350
7.0% Junior Subordinated Debentures	—	—	54,493	54,669
Total long-term debt	$700,000	$695,492	$795,704	$796,702
Our long-term debt was $695.5 million at December 31, 2017 and $795.7 million at December 31, 2016.
As of December 31, 2017, long-term debt included our 3.50% Senior Notes and 5.375% Senior Notes. For more information on our long-term debt outstanding at December 31, 2017, refer to Note 12—“Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Our 6.05% Subordinated Notes, issued by the Bank, were repaid on June 1, 2017. The interest rate swap agreement relating to this issuance was terminated upon repayment of the notes.
On December 21, 2017, we redeemed in full the outstanding aggregate principal amount of $51.5 million of our 7.0% Junior Subordinated Debentures due October 15, 2033, relating to our 7.0% Cumulative Trust Preferred Securities issued by SVB Capital II.

Other Liabilities
A summary of other liabilities at December 31, 2017 and 2016 is as follows:

	December 31,
(Dollars in thousands)	2017	2016	% Change
Foreign exchange spot contract liabilities, gross	$202,807	$68,018	198.2%
Accrued compensation	167,531	135,842	23.3
Derivative liabilities, gross (1)	108,581	64,438	68.5
Allowance for unfunded credit commitments	51,770	45,265	14.4
Other	381,066	304,820	25.0
Total other liabilities	$911,755	$618,383	47.4

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
The increase of $134.8 million in foreign exchange spot contract liabilities was due to a higher number of unsettled client trades at December 31, 2017 as compared to December 31, 2016.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The increase of $31.7 million was primarily the result of larger incentive compensation accruals at December 31, 2017 based on our financial performance for 2017. For a description of our variable compensation plans, refer to Note 17—“Employee Compensation and Benefit Plans” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Allowance for Unfunded Credit Commitments
Our allowance for unfunded credit commitments increased to $51.8 million at December 31, 2017, compared to $45.3 million at December 31, 2016. The increase in the reserves was driven by the increase in unfunded credit commitments.
Other
Other liabilities increased $76.3 million to $381.1 million at December 31, 2017, compared to $304.8 million at December 31, 2016, primarily related to increases in various accrued liabilities including unsettled purchases of investment securities and an increase in deferred compensation.
Noncontrolling Interests
Noncontrolling interests totaled $139.6 million and $134.5 million at December 31, 2017 and 2016, respectively. The increase was due to net income attributable to noncontrolling interests of $28.7 million partially offset by net capital distributions of $23.5 million primarily to investors in our managed funds of funds for the year ended December 31, 2017. For more information, refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

Capital Resources
We maintain an adequate capital base to support anticipated asset growth, operating needs, and credit and other business risks, and to provide for SVB Financial and the Bank to be in compliance with applicable regulatory capital guidelines, including the joint agency rules implementing the "Basel III" capital rules. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of our capital stock or other securities. In consultation with the Finance Committee of our Board of Directors, management engages in regular capital planning processes in an effort to optimize the use of the capital available to us and to appropriately plan for our future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments. In addition, we conduct capital stress tests as part of our annual capital planning process. The capital stress tests allow us to assess the impact of adverse changes in the economy and interest rates on our capital adequacy position.
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $4.2 billion at December 31, 2017, an increase of $537 million, or 14.7 percent compared to $3.6 billion at December 31, 2016. This increase was primarily the result of net income of $491 million in 2017 and an increase in additional paid-in capital of $72 million reflective of amortization of share-based compensation and the issuance of common stock under our equity incentive plans. These increases were partially offset by a $47 million decrease in the fair value of our AFS securities portfolio ($28 million net of tax). The net decrease in the balance of our accumulated other comprehensive income was driven by an $87 million decrease in the fair value of our fixed income securities resulting from an increase in the period-end market interest rates partially offset by a $40 million increase in the fair value of our equity securities as a result of the exercise of the Roku warrants and is reflective of the increase in Roku’s common stock from the date of exercise through December 31, 2017.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.

Capital Ratios
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized bank holding company and insured depository institution, respectively, as of December 31, 2017, 2016 and 2015. See Note 21—“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for further information. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	December 31,			Minimum Ratios under Applicable Regulatory Capital Adequacy Requirements
	2017	2016	2015	“Well Capitalized”	“Adequately Capitalized”
SVB Financial:
CET 1 risk-based capital ratio	12.78%	12.80%	12.28%	6.5%	4.5%
Tier 1 risk-based capital ratio	12.97	13.26	12.83	8.0	6.0
Total risk-based capital ratio	13.96	14.21	13.84	10.0	8.0
Tier 1 leverage ratio	8.34	8.34	7.63	N/A	4.0
Tangible common equity to tangible assets ratio (1)(2)	8.16	8.15	7.16	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	12.77	12.89	12.34	N/A	N/A
Bank:
CET 1 risk-based capital ratio	12.06%	12.65%	12.52%	6.5%	4.5%
Tier 1 risk-based capital ratio	12.06	12.65	12.52	8.0	6.0
Total risk-based capital ratio	13.04	13.66	13.60	10.0	8.0
Tier 1 leverage ratio	7.56	7.67	7.09	5.0	4.0
Tangible common equity to tangible assets ratio (1)(2)	7.47	7.77	6.95	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	11.98	12.75	12.59	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(2)
The FRB has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

2017 compared to 2016
The total risk-based capital and tier 1 capital ratios for both SVB Financial and the Bank decreased as of December 31, 2017, as compared to December 31, 2016. The decreases were a result of the proportionally higher increase in our risk-weighted assets compared to the increases in capital during the year ended December 31, 2017. The growth in period-end risk-weighted assets was primarily from period-end loan growth and an increase in fixed income securities. Increased capital was reflective primarily of year-to-date earnings and issuance of common stock related to equity-based employee stock plans resulting from an increase in SVB Financial's stock price during 2017. SVB Financial's tier 1 leverage ratio held flat at 8.34 percent, while the Bank's tier 1 leverage ratio decreased 11 basis points as of December 31, 2017, compared to December 31, 2016. The decrease in tier 1 leverage ratio was reflective of an increase in average assets from period-end loan and investment growth relative to the increase in tier 1 capital, primarily from retained earnings. All of our reported capital ratios were above the levels considered to be “well capitalized” as of December 31, 2017 under applicable banking regulations.
2016 compared to 2015
The total risk-based capital and tier 1 capital ratios for both SVB Financial and the Bank increased as of December 31, 2016, as compared to December 31, 2015. The increases were a result of the proportionally higher increase in our capital compared to the increases in risk-weighted assets during the year ended December 31, 2016. Increased capital was reflective primarily of year-to-date earnings and issuance of common stock related to equity-based employee stock plans resulting from an increase in SVB Financial's stock price during the latter half of 2016. The growth in period-end risk-weighted assets was primarily from period-end loan growth, partially offset by a decrease in risk-weighted assets from fixed income securities. SVB Financial's and the Bank's tier 1 leverage ratios increased 71 basis points and 58 basis points, respectively, as of December 31, 2016, compared to December 31, 2015. The increase in tier 1 leverage ratios were reflective of an increase in tier 1 capital, primarily from retained earnings, relative to the increase in average assets. All of our reported capital ratios were above the levels considered to be “well capitalized” as of December 31, 2016 under applicable banking regulations.

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

Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	SVB Financial
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
GAAP SVBFG stockholders’ equity	$4,179,795	$3,642,554	$3,198,134	$2,813,072	$1,961,635
Tangible common equity	$4,179,795	$3,642,554	$3,198,134	$2,813,072	$1,961,635
GAAP total assets	$51,214,467	$44,683,660	$44,686,703	$39,337,869	$26,410,144
Tangible assets	$51,214,467	$44,683,660	$44,686,703	$39,337,869	$26,410,144
Risk-weighted assets	$32,736,959	$28,248,750	$25,919,594	$21,755,091	$16,901,501
Non-GAAP tangible common equity to tangible assets	8.16%	8.15%	7.16%	7.15%	7.43%
Non-GAAP tangible common equity to risk-weighted assets	12.77	12.89	12.34	12.93	11.61

Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	Bank
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Tangible common equity	$3,762,542	$3,423,427	$3,059,045	$2,399,411	$1,634,389
Tangible assets	$50,383,774	$44,059,340	$44,045,967	$37,607,973	$24,849,484
Risk-weighted assets	$31,403,489	$26,856,850	$24,301,043	$21,450,480	$16,612,870
Non-GAAP tangible common equity to tangible assets	7.47%	7.77%	6.95%	6.38%	6.58%
Non-GAAP tangible common equity to risk-weighted assets	11.98	12.75	12.59	11.19	9.84
2017 compared to 2016
SVB Financial's tangible common equity to tangible assets ratio increased due to the proportionally higher increase in tangible common equity as compared to changes to tangible assets. Increased capital was reflective primarily of net income. The Bank's tangible common equity to tangible assets ratio decreased, primarily as a result of $90.0 million in cash dividends paid by the Bank to our bank holding company, SVB Financial, during 2017. SVB Financial's and the Bank's tangible common equity to risk-weighted assets decreased due to the proportionally higher increase in risk-weighted assets relative to the increase in tangible common equity. The growth in period-end risk-weighted assets was primarily due to period-end loan growth and higher investment and cash balances driven by increases in deposits. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and commercial and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. The actual liquidity needs and the credit risk that we have experienced have historically been lower than the contractual amount of these commitments because a significant portion of these commitments expire without being drawn upon. Refer to the discussion of our off-balance sheet arrangements in Note 19—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
The following table summarizes our unfunded commercial commitments as of December 31, 2017:

	Amount of commitment expiring per period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Commercial commitments:
Total loan commitments available for funding	$15,512,326	$11,583,641	$2,882,181	$782,180	$264,324
Standby letters of credit	1,932,300	1,860,376	55,174	16,309	441
Commercial letters of credit	17,911	17,911	—	—	—

The following table summarizes our contractual obligations to make future payments as of December 31, 2017:

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
SVBFG contractual obligations:
Deposits (1) (2)	$44,254,075	$44,254,075	$—	$—	$—
Borrowings (2)	1,729,222	1,033,730	348,189	—	347,303
Non-cancelable operating leases, net of income from subleases	226,475	35,627	67,662	58,952	64,234
Commitments to qualified affordable housing projects	100,891	37,656	46,747	6,996	9,492
Other obligations	24,652	7,707	15,075	1,870	—
Total obligations attributable to SVBFG	$46,335,315	$45,368,795	$477,673	$67,818	$421,029

(1)	Includes time deposits and deposits with no defined maturity, such as noninterest-bearing demand, interest-bearing checking, savings, money market and sweep accounts.

(2)	Amounts exclude contractual interest.
Excluded from the tables above are unfunded commitment obligations of $16.1 million to our managed funds of funds and other fund investments for which neither the payment, timing, nor eventual obligation is certain. Subject to applicable regulatory requirements, including the Volcker Rule (see "Business - Supervision and Regulation" under Part I, Item 1 of this report), we make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. Additionally, our consolidated managed funds of funds have $5.8 million of remaining unfunded commitments to venture capital and private equity funds. See Note 8—“Investment Securities" of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for further disclosure related to non-marketable and other securities. Additional discussion of our off-balance sheet arrangements for these fund investments is included in Note 19—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At December 31, 2017, our period-end total deposit balances increased to $44.3 billion, compared to $39.0 billion at December 31, 2016.
Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, short-term investment securities maturing within one year, AFS securities eligible and available for financing or pledging purposes with a maturity in excess of one year and anticipated near-term cash flows from investments.
We have certain facilities in place to enable us to access short-term borrowings on a secured (using loans and AFS securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. We also pledge securities to the FHLB of San Francisco and the discount window at the FRB. The fair value of collateral pledged to the FHLB of San Francisco (comprised primarily of loans and U.S. Treasury securities) at December 31, 2017 totaled $3.4 billion, of which $2.7 billion was unused and available to support additional borrowings. The fair value of collateral pledged at the discount window of the FRB (comprised primarily of U.S. Treasury securities and U.S. agency debentures) at December 31, 2017 totaled $1.0 billion, all of which was unused and available to support additional borrowings.
On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restrictions on Dividends” under Part I, Item 1 of this report.
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for 2017, 2016 and 2015, respectively: (For further details, see our Consolidated Statements of Cash Flows under "Consolidated Financial Statements and Supplementary Data" under Part II, Item 8 of this report.)

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Average cash and cash equivalents	$3,484,651	$2,863,777	$2,569,482
Percentage of total average assets	7.2%	6.5%	6.3%
Net cash provided by operating activities	$580,099	$437,977	$339,197
Net cash (used for) provided by investing activities	(5,903,730)	1,015,344	(6,495,736)
Net cash provided by (used for) financing activities	5,700,956	(410,828)	5,848,782
Net increase (decrease) in cash and cash equivalents	$377,325	$1,042,493	$(307,757)
Average cash and cash equivalents increased to $3.5 billion in 2017, compared to $2.9 billion for 2016. In 2017, our average deposits increased $4.0 billion and our fixed income securities portfolio increased $0.9 billion which enabled us to grow our loan portfolio by $2.9 billion in 2017.
2017
Cash provided by operating activities of $580 million in 2017 included net income before noncontrolling interests of $519 million. These net inflows also benefited from $16 million of adjustments to reconcile net income to net cash and $45 million from changes in other assets and liabilities.
Cash used for investing activities of $5.9 billion in 2017 included $3.2 billion of net outflows from the net increase in loans funded and $2.8 billion of net outflows from our fixed income securities portfolio, which had $8.4 billion of purchases, offset by $5.6 billion of portfolio cash flows from sales, maturities, and paydowns during 2017.
Cash provided by financing activities of $5.7 billion in 2017 was primarily from the net increase in deposits of $5.3 billion and a $521 million increase in short-term borrowings outstanding as of December 31, 2017.
Cash and cash equivalents at December 31, 2017 were $2.9 billion, compared to $2.5 billion at December 31, 2016.

2016
Cash provided by operating activities of $438 million in 2016 included net income before noncontrolling interests of $390 million. These net inflows also benefited from $23 million of adjustments to reconcile net income to net cash.
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
For the year ended December 31, 2017, our results include two key modeling assumption changes relating to our non-maturity deposits and prepayments on outstanding commercial loans. The impact was seen primarily in our EVE sensitivity profile and, to a lesser degree, on our NII sensitivity.
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
The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points ("bps") at December 31, 2017 and at December 31, 2016 (as revised based on the assumption changes noted above):

Change in interest rates (basis points) (Dollars in thousands)	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
	EVE	Amount	Percent	NII	Amount	Percent
December 31, 2017:
+200	$8,091,107	$805,624	11.1%	$1,885,885	$400,127	26.9%
+100	7,716,066	430,583	5.9	1,683,742	197,984	13.3
—	7,285,483	—	—	1,485,758	—	—
-100	6,637,588	(647,895)	(8.9)	1,252,063	(233,695)	(15.7)
-200	5,718,401	(1,567,082)	(21.5)	1,108,712	(377,046)	(25.4)

December 31, 2016: (As revised)
+200	$7,601,404	$1,129,823	17.5%	$1,543,247	$365,734	31.1%
+100	7,073,407	601,826	9.3	1,360,356	182,843	15.5
—	6,471,581	—	—	1,177,513	—	—
-100	5,765,799	(705,782)	(10.9)	1,075,353	(102,160)	(8.7)
-200	4,860,540	(1,611,041)	(24.9)	1,039,903	(137,610)	(11.7)
Economic Value of Equity
The estimated EVE in the preceding table is based on a combination of valuation methodologies including a discounted cash flow analysis and a multi-path lattice based valuation. Both methodologies use publicly available market interest rates to determine discounting factors on prepared cash flows. The model simulations and calculations are highly assumption-dependent and will change regularly as the composition of earning assets and funding liabilities change (including the impact of changes in the value of interest rate derivatives, if any), as interest rate environments evolve, and as we change our assumptions in response to relevant market conditions, competition or business circumstances. These calculations do not reflect the changes in our balance sheet or changes we may make to reduce our EVE exposure as a part of our overall interest rate risk management strategy.
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
Our base case EVE as of December 31, 2017 increased from December 31, 2016 by $0.8 billion, driven primarily by the change in our balance sheet composition. Rising interest rates also impacted this measure, to a lesser extent. At December 31, 2017, as compared to December 31, 2016, total loan balances increased by $3.2 billion primarily in variable-rate loans. Total fixed income securities also increased by $2.7 billion due to purchases of longer maturity instruments such as pass-through mortgage-backed securities and municipal debt securities combined with run-off of shorter maturity U.S. Treasury securities. Additionally, total deposits increased by $5.3 billion.
Marginally higher LIBOR/swap rates in the 3- to 24-month tenors continue to drive a relatively flat yield curve compared to December 31, 2016. These higher rates, along with changes in balance sheet composition contributed to a $171 million decrease in EVE sensitivity in the +100 bps rate shock scenario. EVE sensitivity in the -100 and -200 bps rate shock scenarios increased $58 million and $44 million, respectively.
12-Month Net Interest Income Simulation
Our estimated 12-month NII forecast at December 31, 2017 increased from December 31, 2016 by $308 million, primarily due to the change in balance sheet composition previously noted in the EVE section above. A larger portion of higher-yielding, variable rate loans relative to lower-yield fixed income securities resulted in an increase in estimated 12-month NII. As rates rise, the proportionately greater amounts of variable rate loans are expected to benefit our base 12-month NII projections. In addition, the 12-month NII simulations include repricing assumptions on our interest bearing deposit products which are applied at our discretion based on client needs and our overall funding mix. Repricing of interest bearing deposits impacts estimated interest expense. As noted previously, repricing deposit rates are generally assumed to be less than one-half of the amount of simulated changes in short-term market interest rates.
NII sensitivity at December 31, 2017 in the +100 and +200 bps interest rate shock scenarios increased $15 million and $34 million, respectively, as compared to December 31, 2016. These changes are due primarily to the changing composition of the balance sheet as noted above. Specifically, a relative increase in variable rate loans, coupled with a higher proportion of non-interest bearing deposit balances is expected to result in an increased NII in a rising rate environment.
The simulation model used in the above analysis embedded floors on loans in our interest rate scenarios, which prevent model benchmark rates from moving below zero percent in the down rate scenarios. The embedded floors are also a factor in the up rate scenarios to the extent a simulated increase in rates is needed before floored rates are cleared. In addition, we assume different deposit balance decay rates for each interest rate scenario based on a historical deposit study of our clients. These assumptions may change in future periods based on changes in client behavior and at management's discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our actual sensitivity overall.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
SVB Financial Group:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company's auditor since 1994.

San Francisco, California
February 28, 2018

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value and share data)	2017	2016
Assets
Cash and cash equivalents	$2,923,075	$2,545,750
Available-for-sale securities, at fair value (cost of $11,131,008 and $12,588,783, respectively)	11,120,664	12,620,411
Held-to-maturity securities, at cost (fair value of $12,548,280 and $8,376,138, respectively)	12,663,455	8,426,998
Non-marketable and other securities	651,053	622,552
Total investment securities	24,435,172	21,669,961
Loans, net of unearned income	23,106,316	19,899,944
Allowance for loan losses	(255,024)	(225,366)
Net loans	22,851,292	19,674,578
Premises and equipment, net of accumulated depreciation and amortization	128,682	120,683
Accrued interest receivable and other assets	876,246	672,688
Total assets	$51,214,467	$44,683,660
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$36,655,497	$31,975,457
Interest-bearing deposits	7,598,578	7,004,411
Total deposits	44,254,075	38,979,868
Short-term borrowings	1,033,730	512,668
Other liabilities	911,755	618,383
Long-term debt	695,492	795,704
Total liabilities	46,895,052	40,906,623
Commitments and contingencies (Note 19 and Note 25)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 52,835,188 shares and 52,254,074 shares outstanding, respectively	53	52
Additional paid-in capital	1,314,377	1,242,741
Retained earnings	2,866,837	2,376,331
Accumulated other comprehensive (loss) income	(1,472)	23,430
Total SVBFG stockholders’ equity	4,179,795	3,642,554
Noncontrolling interests	139,620	134,483
Total equity	4,319,415	3,777,037
Total liabilities and total equity	$51,214,467	$44,683,660

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016	2015
Interest income:
Loans	$1,025,788	$834,155	$693,147
Investment securities:
Taxable	412,133	346,937	344,646
Non-taxable	5,714	2,234	2,905
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	21,505	10,070	6,067
Total interest income	1,465,140	1,193,396	1,046,765
Interest expense:
Deposits	8,676	5,611	5,447
Borrowings	36,095	37,262	34,893
Total interest expense	44,771	42,873	40,340
Net interest income	1,420,369	1,150,523	1,006,425
Provision for credit losses (1)	92,304	106,679	95,683
Net interest income after provision for loan losses	1,328,065	1,043,844	910,742
Noninterest income:
Gains on investment securities, net	64,603	51,740	89,445
Gains on equity warrant assets, net (2)	54,555	37,892	70,963
Foreign exchange fees	115,760	104,183	87,007
Credit card fees	76,543	68,205	56,657
Deposit service charges	58,715	52,524	46,683
Client investment fees	56,136	32,219	21,610
Lending related fees	43,265	33,395	32,536
Letters of credit and standby letters of credit fees	28,544	25,644	20,889
Other (2)	59,110	50,750	47,004
Total noninterest income	557,231	456,552	472,794
Noninterest expense:
Compensation and benefits	606,402	514,270	473,841
Professional services	121,935	94,982	82,839
Premises and equipment	71,753	65,502	51,927
Net occupancy	48,397	39,928	34,674
Business development and travel	41,978	40,130	39,524
FDIC and state assessments	35,069	30,285	25,455
Correspondent bank fees	12,976	12,457	13,415
Other	72,145	62,243	58,287
Total noninterest expense (1)	1,010,655	859,797	779,962
Income before income tax expense	874,641	640,599	603,574
Income tax expense (3)	355,463	250,333	228,754
Net income before noncontrolling interests	519,178	390,266	374,820
Net income attributable to noncontrolling interests	(28,672)	(7,581)	(30,916)
Net income available to common stockholders (3)	$490,506	$382,685	$343,904
Earnings per common share—basic (3)	$9.33	$7.37	$6.70
Earnings per common share—diluted (3)	9.20	7.31	6.62

(1)
Our consolidated statements of income for the years ended December 31, 2016 and 2015 were modified from prior periods’ presentation to conform to the current period's presentation, which reflects our provision for loan losses and provision for unfunded credit commitments together as our “provision for credit losses”. In prior periods, our provision for unfunded credit commitments were reported separately as a component of noninterest expense.

(2)
Our consolidated statements of income for the years ended December 31, 2016 and 2015 were modified from prior periods’ presentation to conform to the current period's presentation, which reflects a new line item to separately disclose net gains on equity warrant assets. In prior periods, net gains on equity warrant assets were reported as a component of net gains on derivative instruments. We removed the line item "gains on derivative instruments, net" and reclassified all other gains on derivative instruments, net to other noninterest income.

(3)
Included in income tax expense, net income available to common stockholders, earnings per common share-basic and earnings for common share-diluted, for the year ended December 31, 2017, are tax benefits recognized associated with the adoption of Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. This guidance was adopted on a prospective basis with no change to prior period amounts.

 See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Net income before noncontrolling interests	$519,178	$390,266	$374,820
Other comprehensive (loss) income, net of tax:
Change in cumulative translation gains (losses):
Foreign currency translation gains (losses)	6,355	(5,245)	2,570
Related tax (expense) benefit	(2,587)	2,050	(957)
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(47,161)	39,016	(36,702)
Related tax benefit (expense)	19,282	(15,911)	14,730
Reclassification adjustment for losses (gains) included in net income	5,189	(12,195)	(1,201)
Related tax (benefit) expense	(2,098)	4,963	481
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(6,475)	(7,786)	(10,412)
Related tax benefit	2,593	3,134	4,191
Other comprehensive (loss) income, net of tax	(24,902)	8,026	(27,300)
Comprehensive income	494,276	398,292	347,520
Comprehensive income attributable to noncontrolling interests	(28,672)	(7,581)	(30,916)
Comprehensive income attributable to SVBFG	$465,604	$390,711	$316,604

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands, except share data)	Shares	Amount
Balance at December 31, 2014	50,924,925	$51	$1,120,350	$1,649,967	$42,704	$2,813,072	$1,238,662	$4,051,734
Common stock issued under employee benefit plans, net of restricted stock cancellations	657,876	1	18,897	—	—	18,898	—	18,898
Common stock issued under ESOP	27,425	—	3,512	—	—	3,512	—	3,512
Income tax effect from stock options exercised, vesting of restricted stock and other (1)	—	—	16,602	—	—	16,602	—	16,602
Deconsolidation of noncontrolling interest upon adoption of ASU 2015-02 (2)	—	—	—	—	—	—	(1,069,437)	(1,069,437)
Net income	—	—	—	343,904	—	343,904	30,916	374,820
Capital calls and distributions, net	—	—	—	—	—	—	(65,044)	(65,044)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	(22,692)	(22,692)	—	(22,692)
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(6,221)	(6,221)	—	(6,221)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,613	1,613	—	1,613
Share-based compensation, net	—	—	29,671	—	—	29,671	—	29,671
Other, net	—	—	—	(225)	—	(225)	—	(225)
Balance at December 31, 2015	51,610,226	$52	$1,189,032	$1,993,646	$15,404	$3,198,134	$135,097	$3,333,231
Common stock issued under employee benefit plans, net of restricted stock cancellations	600,683	—	21,819	—	—	21,819	—	21,819
Common stock issued under ESOP	43,165	—	4,328	—	—	4,328	—	4,328
Income tax effect from stock options exercised, vesting of restricted stock and other (1)	—	—	(3,640)	—	—	(3,640)	—	(3,640)
Net income	—	—	—	382,685	—	382,685	7,581	390,266
Capital calls and distributions, net	—	—	—	—	—	—	(8,195)	(8,195)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	15,873	15,873	—	15,873
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(4,652)	(4,652)	—	(4,652)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,195)	(3,195)	—	(3,195)
Share-based compensation, net	—	—	31,202	—	—	31,202	—	31,202
Balance at December 31, 2016	52,254,074	$52	$1,242,741	$2,376,331	$23,430	$3,642,554	$134,483	$3,777,037
Common stock issued under employee benefit plans, net of restricted stock cancellations	570,276	1	24,908	—	—	24,909	—	24,909
Common stock issued under ESOP	10,838	—	2,094	—	—	2,094	—	2,094
Income tax effect from stock options exercised, vesting of restricted stock and other (1)	—	—	—	—	—	—	—	—
Net income	—	—	—	490,506	—	490,506	28,672	519,178
Capital calls and distributions, net	—	—	—	—	—	—	(23,535)	(23,535)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	(24,788)	(24,788)	—	(24,788)
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(3,882)	(3,882)	—	(3,882)
Foreign currency translation adjustments, net of tax	—	—	—	—	3,768	3,768	—	3,768
Share-based compensation, net	—	—	44,634	—	—	44,634	—	44,634
Balance at December 31, 2017	52,835,188	$53	$1,314,377	$2,866,837	$(1,472)	$4,179,795	$139,620	$4,319,415

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income before noncontrolling interests	$519,178	$390,266	$374,820
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	92,304	106,679	95,683
Change in fair value of equity warrant assets, net of proceeds from exercises	(11,862)	(9,251)	(54,678)
Changes in fair values of derivatives, net	14,261	(9,036)	1,208
Gains on investment securities, net	(64,603)	(51,740)	(89,445)
Depreciation and amortization	56,123	46,819	40,008
Amortization of premiums and discounts on investment securities, net	2,530	6,582	18,271
Amortization of share-based compensation	36,900	35,494	32,239
Amortization of deferred loan fees	(111,738)	(98,150)	(89,384)
Deferred income tax expense (benefit)	25,187	(4,235)	(9,133)
Excess tax benefit from exercise of stock options and vesting of restricted shares (1)	(18,014)	—	—
Other gains	(5,124)	—	(1,287)
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(31,372)	(3,663)	(8,397)
Accounts receivable and payable, net	3,481	(4,945)	(24,029)
Income tax receivable and payable, net	46,168	3,672	(9,857)
Accrued compensation	31,689	(15,292)	30,293
Foreign exchange spot contracts, net	(20,891)	3,093	(31,159)
Other, net	15,882	41,684	64,044
Net cash provided by operating activities	580,099	437,977	339,197
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,420,741)	(429,268)	(4,586,680)
Proceeds from sales of available-for-sale securities	580,871	2,892,460	8,054
Proceeds from maturities and paydowns of available-for-sale securities	3,339,574	1,364,398	1,704,918
Purchases of held-to-maturity securities	(5,967,223)	(1,306,010)	(2,888,805)
Proceeds from maturities and paydowns of held-to-maturity securities	1,708,001	1,656,580	1,495,362
Purchases of non-marketable and other securities	(43,994)	(48,932)	(39,455)
Proceeds from sales and distributions of non-marketable and other securities	117,765	96,708	138,453
Net increase in loans	(3,170,099)	(3,157,281)	(2,328,944)
Purchases of premises and equipment	(50,884)	(53,311)	(53,918)
Proceeds from sale of equity valuation services business	3,000	—	—
Net proceeds from SVBIF transaction (2)	—	—	39,284
Effect of deconsolidation due to adoption of ASU 2015-02	—	—	15,995
Net cash (used for) provided by investing activities	(5,903,730)	1,015,344	(6,495,736)
Cash flows from financing activities:
Net increase (decrease) in deposits	5,274,207	(162,908)	4,719,738
Net increase (decrease) in short-term borrowings	521,062	(262,232)	767,119
Principal payments of long-term debt	(97,781)	—	—
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(23,535)	(8,195)	(23,518)
Proceeds from issuance of common stock, ESPP and ESOP	27,003	26,147	22,410
Tax effect from stock exercises (1)	—	(3,640)	16,602
Proceeds from issuance of 3.50% Senior Notes	—	—	346,431
Net cash provided by (used for) by financing activities	5,700,956	(410,828)	5,848,782
Net increase (decrease) in cash and cash equivalents	377,325	1,042,493	(307,757)
Cash and cash equivalents at beginning of period (2)	2,545,750	1,503,257	1,811,014
Cash and cash equivalents at end of period	$2,923,075	$2,545,750	$1,503,257
Supplemental disclosures:
Cash paid during the period for:
Interest	$45,592	$42,918	$35,280
Income taxes	277,823	240,752	220,484
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$(24,788)	$15,873	$(22,692)
Distributions of stock from investments (3)	6,807	1,315	64,503

(1)
In 2017 we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting on a prospective basis with no change to prior period amounts. See Note 2- "Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" under Part II, Item 8 of this report for additional details.

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
We offer commercial banking products and services through our principal subsidiary, the Bank, which is a California-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers asset management, private wealth management and other investment services. We also offer non-banking products and services, such as funds management, private equity/venture capital investment through our other subsidiaries and divisions. We primarily focus on serving corporate clients in the following niches: technology, life science/healthcare, private equity/venture capital and premium wine. Our corporate clients range widely in terms of size and stage of maturity. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.
Headquartered in Santa Clara, California, we operate in centers of innovation in the United States and around the world.
For reporting purposes, SVB Financial Group has three operating segments for which we report financial information in this report: Global Commercial Bank, SVB Private Bank, and SVB Capital. Financial information, results of operations and a description of the services provided by our operating segments are set forth in Note 22—“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

2.	Summary of Significant Accounting Policies
Use of Estimates and Assumptions
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include measurements of fair value, the valuation of non-marketable and other securities, the valuation of equity warrant assets, the adequacy of the allowance for loan losses and the allowance for unfunded credit commitments and the recognition and measurement of income tax assets and liabilities. The following discussion provides additional background on our significant accounting policies.
Principles of Consolidation and Presentation
Our consolidated financial statements include the accounts of SVB Financial Group and consolidated entities. We consolidate voting entities in which we have control through voting interests or entities through which we have a controlling financial interest in a variable interest entity ("VIE"). We determine whether we have a controlling financial interest in a VIE by determining if we have (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses, or (c) the right to receive the expected returns of the entity. Generally, we have significant variable interests if our commitments to a limited partnership investment represent a significant amount of the total commitments to the entity. We also evaluate the impact of related parties on our determination of variable interests in our consolidation conclusions. We consolidate VIEs in which we are the primary beneficiary based on a controlling financial interest. If we are not the primary beneficiary of a VIE, we record our pro-rata interests or our cost basis in the VIE, as appropriate, based on other accounting guidance within GAAP.
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
Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The net unrealized gains, net of tax, are retained in other comprehensive income, and the carrying value of the held-to-maturity securities are amortized over the life of the securities in a manner consistent with the amortization of a premium or discount. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity.
Non-Marketable and Other Securities
Non-marketable and other securities include investments in venture capital and private equity funds, SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture bank in China ("SPD-SVB")), debt funds, private and public portfolio companies and investments in qualified affordable housing projects. A majority of these investments are managed through our SVB Capital funds business in funds of funds and direct venture funds. Our accounting for investments in non-marketable and other securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. As further described below, we base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, (iii) cost method accounting, and (iv) the proportional amortization method which is used only for qualified affordable housing projects.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our ownership interests in the investments held under fair value accounting as of December 31, 2017 is presented in the following table:

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
Under fair value accounting, investments are carried at their estimated fair value based on financial information obtained as the general partner of the fund or obtained from the funds' respective general partner. For direct private company investments, valuations are based upon consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For direct equity investments in public companies, valuations are based on quoted market prices less a discount if the securities are subject to certain sales restrictions. Sales restriction discounts generally range from ten percent to twenty percent depending on the duration of the sale restrictions which typically range from three to six months. The valuation of non-marketable securities in shares of private company capital stock and the valuation of other securities in shares of public company stock with certain sales restrictions is subject to significant judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material.
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
We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. At the time of approval, each loan in our portfolio is assigned a Credit Risk Rating and industry niche. Credit Risk Ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. The credit risk ratings for each loan are monitored and updated on an ongoing basis. This Credit Risk Rating process includes, but is not limited to, consideration of such factors as payment status, the financial condition and operating performance of the borrower, borrower compliance with loan covenants, underlying collateral values and performance trends, the degree of access to additional capital, the presence of credit enhancements such as third party guarantees (where applicable), the degree to which the borrower is sensitive to external factors, the depth and experience of the borrower's management team, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships with a credit risk rating of 5 through 9 that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses is determined based on a qualitative analysis and a formula allocation for similarly risk-rated loans by portfolio segment and individually for impaired loans. The formula allocation provides the average loan loss experience for each portfolio segment, which considers our quarterly historical loss experience since the year 2000, both by risk-rating category and client industry sector. The resulting loan loss factors for each risk-rating category and client industry sector are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category by client industry sector to provide an estimation of the allowance for loan losses. The probable loan loss experience for any one year period of time is reasonably expected to be greater or less than the average as determined by the loss factors. As such, management applies a qualitative allocation to the results of the aforementioned model to ascertain the total allowance for loan losses. This qualitative allocation is based on management's assessment of the risks that may lead to a loan loss experience different from our historical loan loss experience. Based on management's prediction or estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

•	Changes in lending policies and procedures, including underwriting standards and collections, and charge-off and recovery practices;

•	Changes in national and local economic business conditions, including the market and economic condition of our clients' industry sectors;

•	Changes in the nature of our loan portfolio;

•	Changes in experience, ability, and depth of lending management and staff;

•	Changes in the trend of the volume and severity of past due and classified loans;

•	Changes in the trend of the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications;

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	Reserve floor for portfolio segments that would not draw a minimum reserve based on the lack of historical loan loss experience;

•	Reserve for large funded loan exposure;

•	Reserve for performing impaired loan exposure; and

•	Other factors as determined by management from time to time.
While the evaluation process of our allowance for loan losses uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely, to a great extent, on the judgment and experience of our management.
Allowance for Unfunded Credit Commitments
We record a liability for probable and estimable incurred losses associated with our unfunded credit commitments being funded and subsequently being charged off. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating in accordance with each client's credit risk rating and portfolio segment. We use the segment specific historical loan loss factors described under our allowance for loan losses to calculate the loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate a probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating and portfolio segment to derive the allowance for unfunded credit commitments, similar to funded loans. The allowance for unfunded credit commitments also includes certain qualitative allocations as deemed appropriate by management. We include the allowance for unfunded credit commitments in other liabilities and the related provision in our provision for credit losses.
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
Lease Obligations
We lease all of our properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. For leases that contain rent escalations or landlord incentives, we record the total rent payable during the lease term, using the straight-line method over the term of the lease and record the difference between the minimum rents paid and the straight-line rent as lease obligations. We had no capitalized lease obligations at December 31, 2017 and 2016.

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
Level 2
Fair value measurements based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Valuations for the available-for-sale securities are provided by independent pricing service providers who have experience in valuing these securities and are compared to the average of quoted market prices obtained from independent brokers. We perform a monthly analysis on the values received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends and monitoring of trading volumes. Additional corroboration, such as obtaining a non-binding price from a broker, may be obtained depending on the frequency of trades of the security and the level of liquidity or depth of the market. We ensure prices received from independent brokers represent a reasonable estimate of the fair value through the use of observable market inputs including comparable trades, yield curve, spreads and, when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Below is a summary of the significant inputs used for each class of Level 2 assets and liabilities:
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
Other securities: Fair value measurements of equity securities of public companies are priced based on quoted market prices less a discount if the securities are subject to certain sales restrictions. Certain sales restriction discounts generally range from 10 percent to 20 percent depending on the duration of the sale restrictions which typically range from three to six months.
Equity warrant assets (public portfolio): Fair value measurements of equity warrant assets of publicly-traded portfolio companies are valued based on the Black-Scholes option pricing model. The model uses the price of publicly-traded companies (underlying stock price), stated strike prices, warrant expiration dates, the risk-free interest rate and market-observable option volatility assumptions. Modeled asset values are further adjusted by applying a discount of up to 20 percent for certain warrants that have certain sales restrictions or other features that indicate a discount to fair value is warranted. As sale restrictions are lifted, discounts are adjusted downward to zero once all restrictions expire or are removed.
Equity warrant assets (private portfolio): Fair value measurements of equity warrant assets of private portfolio companies are priced based on a Black-Scholes option pricing model to estimate the asset value by using stated strike prices, option expiration dates, risk-free interest rates and option volatility assumptions. Option volatility assumptions used in the Black-Scholes model are based on public market indices whose members operate in similar industries as companies in our private company portfolio. Option expiration dates are modified to account for estimates to actual life relative to stated expiration. Overall model asset values are further adjusted for a general lack of liquidity due to the private nature of the associated underlying company. There is a direct correlation between changes in the volatility and remaining life assumptions in isolation and the fair value measurement while there is an inverse correlation between changes in the liquidity discount assumption and the fair value measurement.

It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available,

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fair value measurement is based upon valuation approaches that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Substantially all of our financial instruments use the foregoing methodologies, and are categorized as a Level 1 or Level 2 measurement in the fair value hierarchy. However, in certain cases, when market observable inputs for our valuation techniques may not be readily available, we are required to make judgments about assumptions we believe market participants would use in estimating the fair value of the financial instrument, and based on the significance of those judgments, the measurement may be determined to be a Level 3 fair value measurement.
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
Fee-based Services Revenue Recognition
Refer to Note 14—“Noninterest Income” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for our fee-based services revenue recognition policies for our contracts with customers.
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
We account for equity warrant assets in certain private and public client companies as derivatives when they contain net settlement terms and other qualifying criteria under ASC 815, Derivatives and Hedging. In general, equity warrant assets entitle us to buy a specific number of shares of stock at a specific price within a specific time period. Certain equity warrant assets contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of certain future events. Substantially all of our warrant agreements contain net share settlement provisions, which permit us to receive at exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). These equity warrant assets are recorded at fair value and are classified as derivative assets, a component of other assets, on our consolidated balance sheet at the time they are obtained.
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
The fair value of the equity warrant assets portfolio is a critical accounting estimate and is reviewed quarterly. We value our equity warrant assets using a Black-Scholes option pricing model, which incorporates the following significant inputs:

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
Foreign Exchange Forwards and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients' need. We also enter into an opposite-way forward or option contract with a correspondent bank to economically hedge client contracts to mitigate the fair value risk to us from fluctuations in currency rates. Settlement, credit and operational risks remain. We also enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated assets and liabilities. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. The contracts generally have terms of one year or less, although we may have contracts extending for up to five years. Generally, we have not experienced nonperformance on these contracts, have not incurred credit losses, and anticipate performance by all counterparties to such agreements. Changes in the fair value of these contracts are recognized in consolidated net income under other noninterest income, a component of noninterest income. Period-end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.
Interest Rate Contracts
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. We do not designate any of these contracts (which are derivative instruments) as qualifying for hedge accounting. Contracts in an asset position are included in other assets and contracts in a liability position are included in other liabilities. The net change in the fair value of these derivatives is recorded through other noninterest income, in noninterest income, a component of consolidated net income.
Adoption of New Accounting Standards
In March 2016, the FASB issued a new accounting standard update (ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718)), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement in the period when the awards vest or are settled. The guidance also permits an entity to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. We adopted this guidance on January 1, 2017 and elected to estimate the number of awards that are expected to vest which is consistent with the previous accounting guidance. In addition, we also elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using the prospective transition method.
Previously, tax effects resulting from changes in the Company's share price subsequent to the grant date of share-based compensation awards were recorded through additional paid-in capital in stockholders' equity at the time of vesting and exercise. The adoption of the amended accounting guidance resulted in an $18 million reduction of income tax expense (that previously would have been reflected as additional paid-in capital), or a benefit of $0.34 per diluted common share, for the year ended December 31, 2017. We expect the impact of this amendment will vary period to period depending on the volatility of the Company's stock price and the timing of vesting and/or settlement of awards.
Recent Accounting Pronouncements
In May 2014, the FASB issued a new accounting standard update (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. The guidance requires that revenue from contracts with customers be recognized when transfer of control over goods or services is passed to customers in the amount of consideration expected to be received. Subsequent Accounting Standard Updates have been issued clarifying the original pronouncement (ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20). The new standard and amendments will be effective

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

January 1, 2018, either on a full retrospective approach or a modified retrospective approach. We plan to adopt the revenue guidance in the first quarter of 2018 using the modified retrospective transition approach to contracts which are not completed as of January 1, 2018. We completed a comprehensive scoping exercise to determine the revenue streams that are within the scope of this guidance and will recognize the cumulative-effect of adopting this guidance as an adjustment to opening retained earnings. The scope of this guidance explicitly excludes net interest income, including interest income earned from our loan and fixed income securities portfolios, as well as certain other noninterest income earned from our lending-, investment- and derivative-related activities. Based on our contract assessments, we did not identify any material changes to the timing or the amounts of our revenue recognition. There will be minor changes in the timing of recognizing fund management fees in noninterest income for a portion of our SVB Capital funds as the fees will be recognized at the time of distribution which typically occurs later in the fund life than had been previously recognized. Upon adoption, we will recognize a cumulative-effect adjustment to opening retained earnings of approximately $8 million on a pre-tax basis, with an immaterial impact to our net income on an ongoing basis. Furthermore, we will provide a disaggregation of our significant categories of revenue within the scope of this guidance and expand our qualitative disclosures of our noninterest income within the Consolidated Financial Statements beginning the first quarter of 2018.
In January 2016, the FASB issued a new accounting standard update (ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The adoption of the new standard will result in the elimination of cost method accounting for equity investments and will impact our nonmarketable and other equity securities that are currently carried at cost. This guidance will be effective on January 1, 2018, and as a result, our equity investments measured at cost will be re-measured at fair value and the difference between cost and fair value will be recorded as a cumulative-effect adjustment to opening retained earnings as of January 1, 2018, for our cost method venture capital and private equity fund investments with readily determinable fair values. The adjustment to opening retained earnings for these investments will be approximately $100 million on a pre-tax basis and any subsequent changes in the fair value of these equity securities will be recorded as unrealized gains or losses in our consolidated statements of income. Additionally, in accordance with this guidance, net unrealized gains included in accumulated other comprehensive income of approximately $40 million on a pre-tax basis related to our available-for-sale equity securities, will be reclassified as an adjustment to retained earnings. Any subsequent changes in the fair value of these equity securities will be recorded as unrealized gains or losses in our consolidated statements of income. Furthermore, for purposes of disclosing the fair value of loans carried at amortized cost, we will update our valuation methods as necessary to conform to an “exit price” concept as required by the standard update.
In February 2016, the FASB issued a new accounting standard update (ASU 2016-02, Leases (Topic 842)), which will require for all operating leases the recognition of a right-of-use asset and a lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. This guidance will be effective on January 1, 2019, on a modified retrospective basis, with early adoption permitted. We plan to adopt the lease accounting guidance in the first quarter of 2019 and are currently evaluating the impact this guidance will have on our consolidated financial statements by reviewing our existing lease contracts and service contracts that may include embedded leases. We expect to recognize right-of-use assets and related lease liabilities associated predominantly with noncancelable operating leases included in the table of minimum future payments in the amount of $226 million as disclosed in Note 19—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
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
In August 2016, the FASB issued a new accounting standard update (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments), which clarifies the guidance on eight specific cash flow issues. This guidance will be effective January 1, 2018 and will be applied on a full retrospective basis beginning the first quarter of 2018. This guidance will impact the presentation between investing and operating activities within our consolidated statements of cash flows related to distributions and net gains from our nonmarketable and other securities portfolio.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In February 2018, the FASB issued a new accounting standard update (ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income) to address certain stranded income tax effects in accumulated other comprehensive income ("AOCI") resulting from the TCJ Act. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJ Act (or portion thereof) is recorded. The ASU is effective for periods beginning after December 15, 2018 with early adoption is permitted. We have elected to early adopt ASU 2018-02 in the first quarter of 2018 and expect to reclassify approximately $0.3 million from accumulated other comprehensive income to retained earnings within our consolidated statements of stockholders' equity in the first quarter of 2018.
Reclassifications
Certain prior period amounts, primarily related to the changes to our income statement presentation of net gains on derivative instruments and provision for unfunded credit commitments, have been reclassified to conform to current period presentations.

3.	Stockholders' Equity and EPS
Accumulated Other Comprehensive (Loss) Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income for 2017, 2016 and 2015:

		Year ended December 31,
(Dollars in thousands)	Income Statement Location	2017	2016	2015
Reclassification adjustment for losses (gains) included in net income	Gains on investment securities, net	$5,189	$(12,195)	$(1,201)
Related tax (benefit) expense	Income tax expense	(2,098)	4,963	481
Total reclassification adjustment for losses (gains) included in net income, net of tax		$3,091	$(7,232)	$(720)
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable for stock option and restricted stock unit awards outstanding under our 2006 Equity Incentive Plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for 2017, 2016 and 2015:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
(Dollars and shares in thousands, except per share amounts)	2017	2016	2015
Numerator:
Net income available to common stockholders	$490,506	$382,685	$343,904
Denominator:
Weighted average common shares outstanding—basic	52,588	51,915	51,318
Weighted average effect of dilutive securities:
Stock options and ESPP	385	254	387
Restricted stock units	333	180	211
Weighted average common shares outstanding—diluted	53,306	52,349	51,916
Earnings per common share:
Basic	$9.33	$7.37	$6.70
Diluted	9.20	7.31	6.62
The following table summarizes the weighted average common shares excluded from the diluted EPS calculation due to the antidilutive effect for 2017, 2016 and 2015:

	Year ended December 31,
(Shares in thousands)	2017	2016	2015
Stock options	73	272	185
Restricted stock units	1	1	—
Total	74	273	185

4.	Share-Based Compensation
Share-based compensation expense was recorded net of estimated forfeitures for 2017, 2016 and 2015, such that expense was recorded only for those share-based awards that are expected to vest. In 2017, 2016 and 2015, we recorded share-based compensation and related benefits as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Share-based compensation expense	$36,900	$35,494	$32,239
Income tax benefit related to share-based compensation expense	(12,845)	(12,505)	(11,395)
Capitalized compensation costs	1,071	5,580	2,226
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Under the terms of the 2006 Incentive Plan and subject to certain exceptions: (i) restricted stock awards/units are subject to a minimum of at least three years of annual vesting, and (ii) performance-based restricted stock awards/units and stock options are subject to a minimum of at least one year of vesting. Generally in practice, restricted stock awards/units vest annually over four years and require continued employment or other service through the vesting period. Performance-based restricted stock awards/units granted to executives generally vest upon meeting certain performance-based objectives over a three year period and, typically the passage of time, and require continued employment or other service through the vesting period. Stock options typically vest annually over four years, from the grant date based on continued employment or other service, and expire no later than seven years after the grant date.
Employee Stock Purchase Plan
We maintain the 1999 ESPP under which participating employees may annually contribute up to 10 percent of their gross compensation (not to exceed $25,000) to purchase shares of our common stock at 85 percent of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on both the date of offering and date of purchase, and be employed customarily for at least 20 hours per week and at least five months per calendar year. We issued 122,882 shares and received $18.2 million in cash under the ESPP in 2017. At December 31, 2017, a total of 1,614,399 shares of our common stock were still available for future issuance under the ESPP.
Unrecognized Compensation Expense
As of December 31, 2017, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Weighted Average Expected Recognition Period - in Years
Stock options	$9,630	2.59
Restricted stock units	50,530	2.59
Total unrecognized share-based compensation expense	$60,160
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

Equity Incentive Plan Awards	2017	2016	2015
Weighted average expected term of options - in years	4.9	4.8	4.7
Weighted average expected volatility of the Company's underlying common stock	33.7%	31.7%	31.3%
Risk-free interest rate	1.81	1.32	1.49
Expected dividend yield	—	—	—
Weighted average grant date fair value - stock options	$57.81	$31.17	$37.86
Weighted average grant date fair value - restricted stock units	181.23	100.35	129.23
The following weighted average assumptions and fair values were used for our ESPP:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ESPP	2017	2016	2015
Expected term in years	0.5	0.5	0.5
Weighted average expected volatility of the Company's underlying common stock	31.2%	41.8%	25.9%
Risk-free interest rate	0.80	0.45	0.12
Expected dividend yield	—	—	—
Weighted average grant date fair value	$41.70	$29.16	$29.27
The expected term is based on the implied term of the stock options using factors based on historical exercise behavior. The expected volatilities are based on a blended rate consisting of our historic volatility and our expected volatility over a five-year term which is an indicator of expected volatility and future stock price trends. For 2017, 2016 and 2015, expected volatilities for the ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields of U.S. Treasury securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.
Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the year ended December 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The-Money Options
Outstanding at December 31, 2016	1,010,557	$87.24
Granted	116,995	179.39
Exercised	(302,744)	71.65
Forfeited	(16,759)	122.97
Outstanding at December 31, 2017	808,049	105.68	3.69	$103,506,420
Vested and expected to vest at December 31, 2017	787,182	104.69	3.64	101,607,636
Exercisable at December 31, 2017	464,685	84.86	2.57	69,197,233
The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $233.77 as of December 31, 2017. The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2017:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life - in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$42.79 - 63.62	52,630	0.52	$59.22	52,630	$59.22
63.63 - 67.77	84,961	1.33	64.37	84,961	64.37
67.78 - 79.77	141,026	2.33	71.11	141,026	71.11
79.78 - 105.14	11,686	3.67	98.17	7,336	96.09
105.15 - 105.84	154,345	5.33	105.18	31,958	105.18
105.85 - 108.59	148,456	3.32	107.96	101,824	107.95
108.60 - 149.65	102,306	4.27	128.65	44,950	128.13
149.66 - 180.62	108,266	6.34	178.15	—	—
180.63 - 217.69	4,373	6.80	210.42	—	—
Total	808,049	3.69	105.68	464,685	84.86

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We expect to satisfy the exercise of stock options by issuing shares under the 2006 Incentive Plan. All future awards of stock options and restricted stock units will be issued from the 2006 Incentive Plan. At December 31, 2017, 2,091,064 shares were available for future issuance.
The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the year ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	670,969	$106.64
Granted	247,591	181.23
Vested	(228,198)	102.47
Forfeited	(52,695)	121.52
Nonvested at December 31, 2017	637,667	135.86
The following table summarizes information regarding stock option and restricted stock unit activity during 2017, 2016 and 2015:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Total intrinsic value of stock options exercised	$36,173	$18,186	$27,430
Total grant date fair value of stock options vested	6,094	7,364	21,052
Total intrinsic value of restricted stock vested	40,925	22,966	34,009
Total grant date fair value of restricted stock vested	23,383	19,454	19,428

5.	Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and our investments in qualified affordable housing projects.
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of December 31, 2017 and December 31, 2016:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
December 31, 2017:
Assets:
Cash and cash equivalents	$6,674	$—	$—
Non-marketable and other securities (1)	190,562	346,097	346,097
Accrued interest receivable and other assets	365	—	—
Total assets	$197,601	$346,097	$346,097
Liabilities:
Other liabilities (1)	990	100,891	—
Total liabilities	$990	$100,891	$—
December 31, 2016:
Assets:
Cash and cash equivalents	$11,469	$—	$—
Non-marketable and other securities (1)	196,140	314,810	314,810
Accrued interest receivable and other assets	294	—	—
Total assets	$207,903	$314,810	$314,810
Liabilities:
Other liabilities (1)	517	58,095	—
Total liabilities	$517	$58,095	$—

(1)
Included in our unconsolidated non-marketable and other securities portfolio at December 31, 2017 and December 31, 2016 are investments in qualified affordable housing projects of $174.2 million and $112.4 million, respectively, and related other liabilities consisting of unfunded credit commitments of $100.9 million and $58.1 million, respectively.

Non-marketable and other securities
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture in China ("SPD-SVB")), debt funds, private and public portfolio companies and investments in qualified affordable housing projects. A majority of these investments are through third party funds held by SVB Financial in which we do not have controlling or significant variable interests. These investments represent our unconsolidated VIEs in the table above. Our non-marketable and other securities portfolio also includes investments from SVB Capital. SVB Capital is the funds management business of SVB Financial Group, which focuses primarily on venture capital investments. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. We have a controlling and significant variable interest in four of these SVB Capital funds and consolidate these funds for financial reporting purposes.
All investments are generally non-redeemable and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreement. Subject to applicable regulatory requirements, including the Volcker Rule, we also make commitments to invest in venture capital and private equity funds. For additional details, see Note 19—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
The Bank also has variable interests in qualified affordable housing projects tax credit funds, in connection with fulfilling its responsibilities under the Community Reinvestment Act ("CRA"), that are designed to generate a return primarily through the realization of federal tax credits. These investments are typically limited partnerships in which the general partner, other than the Bank, holds the power over significant activities of the VIE; therefore, these investments are not consolidated. For additional information on our investments in qualified affordable housing projects see Note 8—“Investment Securities" of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
As of December 31, 2017, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $196.6 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $346.1 million.

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
The tables below provide information on the required reserve balances at the Federal Reserve, as well as shares held at the FHLB and FRB for the years ended and as of December 31, 2017 and 2016:

	Year ended December 31,
(Dollars in thousands)	2017	2016
Average required reserve balances at FRB San Francisco	$397,235	$370,002

	December 31,
(Dollars in thousands)	2017	2016
FHLB stock holdings	$18,900	$17,250
FRB stock holdings	41,120	40,342

7.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at December 31, 2017 and December 31, 2016:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Cash and due from banks (1)	$2,672,290	$2,476,588
Securities purchased under agreements to resell (2)	247,876	64,028
Other short-term investment securities	2,909	5,134
Total cash and cash equivalents	$2,923,075	$2,545,750

(1)
At December 31, 2017 and 2016, $0.6 billion and $1.1 billion, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $1.1 billion and $0.7 billion, respectively.

(2)
At December 31, 2017 and 2016, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $253 million and $66 million, respectively. None of these securities were sold or repledged as of December 31, 2017 and 2016.

Additional information regarding our securities purchased under agreements to resell for 2017 and 2016 are as follows:

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Average securities purchased under agreements to resell	$94,094	$90,362
Maximum amount outstanding at any month-end during the year	377,073	316,059

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.	Investment Securities
Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities; and (ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.

Available-for-Sale Securities
The major components of our AFS investment securities portfolio at December 31, 2017 and 2016 are as follows:

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$6,865,068	$1,113	$(25,679)	$6,840,502
U.S. agency debentures	1,569,195	3,569	(5,636)	1,567,128
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	2,292,311	258	(25,534)	2,267,035
Agency-issued collateralized mortgage obligations—variable rate	372,481	1,375	(126)	373,730
Equity securities	31,953	40,525	(209)	72,269
Total available-for-sale securities	$11,131,008	$46,840	$(57,184)	$11,120,664

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$8,880,358	$30,323	$(1,190)	$8,909,491
U.S. agency debentures	2,065,535	14,443	(1,603)	2,078,375
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,163,017	3,046	(13,398)	1,152,665
Agency-issued collateralized mortgage obligations—variable rate	474,238	685	(640)	474,283
Equity securities	5,635	748	(786)	5,597
Total available-for-sale securities	$12,588,783	$49,245	$(17,617)	$12,620,411
The following tables summarize our unrealized losses on our AFS securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2017 and 2016:

	December 31, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. Treasury securities	$5,968,914	$(23,397)	$323,966	$(2,282)	$6,292,880	$(25,679)
U.S. agency debentures	736,541	(2,289)	336,196	(3,347)	1,072,737	(5,636)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	2,193,277	(25,534)	—	—	2,193,277	(25,534)
Agency-issued collateralized mortgage obligations—variable rate	13,843	(3)	53,186	(123)	67,029	(126)
Equity securities	624	(209)	—	—	624	(209)
Total temporarily impaired securities (1)	$8,913,199	$(51,432)	$713,348	$(5,752)	$9,626,547	$(57,184)

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
As of December 31, 2017, we identified a total of 268 investments that were in unrealized loss positions, of which 46 investments totaling $713.3 million with unrealized losses of $5.8 million have been in an impaired position for a period of time greater than 12 months. As of December 31, 2017, we do not intend to sell any of our impaired securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of December 31, 2017, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the fixed income securities, carried at fair value, classified as AFS as of December 31, 2017 by the remaining contractual principal maturities. For U.S. Treasury securities and U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	December 31, 2017
(Dollars in thousands)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$6,840,502	$1,967,480	$4,873,022	$—	$—
U.S. agency debentures	1,567,128	481,280	1,085,848	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	2,267,035	—	—	88,425	2,178,610
Agency-issued collateralized mortgage obligations - variable rate	373,730	—	—	—	373,730
Total	$11,048,395	$2,448,760	$5,958,870	$88,425	$2,552,340

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Held-to-Maturity Securities
The components of our HTM investment securities portfolio at December 31, 2017 and 2016 are as follows:

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$659,979	$3,167	$(1,601)	$661,545
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	6,304,969	4,854	(43,528)	6,266,295
Agency-issued collateralized mortgage obligations—fixed rate	2,829,979	23	(54,372)	2,775,630
Agency-issued collateralized mortgage obligations—variable rate	255,782	733	(34)	256,481
Agency-issued commercial mortgage-backed securities	1,868,985	694	(25,563)	1,844,116
Municipal bonds and notes	743,761	3,452	(3,000)	744,213
Total held-to-maturity securities	$12,663,455	$12,923	$(128,098)	$12,548,280

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$622,445	$7,840	$(1,198)	$629,087
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,896,179	6,919	(24,526)	2,878,572
Agency-issued collateralized mortgage obligations—fixed rate	3,362,598	788	(31,274)	3,332,112
Agency-issued collateralized mortgage obligations—variable rate	312,665	176	(1,339)	311,502
Agency-issued commercial mortgage-backed securities	1,151,363	1,237	(7,638)	1,144,962
Municipal bonds and notes	81,748	8	(1,853)	79,903
Total held-to-maturity securities	$8,426,998	$16,968	$(67,828)	$8,376,138

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize our unrealized losses on our HTM securities portfolio into categories of less than 12 months and 12 months or longer as of December 31, 2017 and 2016:

	December 31, 2017
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
U.S. agency debentures	$104,688	$(1,601)	$—	$—	$104,688	$(1,601)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	4,270,377	(34,092)	408,913	(9,436)	4,679,290	(43,528)
Agency-issued collateralized mortgage obligations—fixed rate	1,011,709	(13,631)	1,741,614	(40,741)	2,753,323	(54,372)
Agency-issued collateralized mortgage obligations—variable rate	—	—	9,812	(34)	9,812	(34)
Agency-issued commercial mortgage-backed securities	979,361	(11,566)	773,712	(13,997)	1,753,073	(25,563)
Municipal bonds and notes	344,796	(2,103)	32,844	(897)	377,640	(3,000)
Total temporarily impaired securities (1)	$6,710,931	$(62,993)	$2,966,895	$(65,105)	$9,677,826	$(128,098)

(1)
As of December 31, 2017, we identified a total of 753 investments that were in unrealized loss positions, of which 237 investments totaling $3.0 billion with unrealized losses of $65.1 million have been in an impaired position for a period of time greater than 12 months. As of December 31, 2017, we do not intend to sell any of our impaired securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of December 31, 2017, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the HTM securities portfolio are reviewed and monitored on a quarterly basis.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as HTM as of December 31, 2017. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	December 31, 2017
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency debentures	$659,979	$661,545	$—	$—	$102,496	$102,739	$557,483	$558,806	$—	$—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	6,304,969	6,266,295	728	723	226,997	225,149	56,380	55,697	6,020,864	5,984,726
Agency-issued collateralized mortgage obligations - fixed rate	2,829,979	2,775,630	—	—	—	—	462,533	451,069	2,367,446	2,324,561
Agency-issued collateralized mortgage obligations - variable rate	255,782	256,481	—	—	—	—	—	—	255,782	256,481
Agency-issued commercial mortgage-backed securities	1,868,985	1,844,116	—	—	—	—	—	—	1,868,985	1,844,116
Municipal bonds and notes	743,761	744,213	7,073	7,054	73,054	72,261	233,728	233,257	429,906	431,641
Total	$12,663,455	$12,548,280	$7,801	$7,777	$402,547	$400,149	$1,310,124	$1,298,829	$10,942,983	$10,841,525

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-marketable and Other Securities
The major components of our non-marketable and other investment securities portfolio at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$127,192	$141,649
Other venture capital investments (2)	919	2,040
Other securities (fair value accounting) (3)	310	753
Non-marketable securities (equity method accounting) (4):
Venture capital and private equity fund investments	89,809	82,823
Debt funds	21,183	17,020
Other investments	111,198	123,514
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)	98,548	114,606
Other investments	27,680	27,700
Investments in qualified affordable housing projects, net (6)	174,214	112,447
Total non-marketable and other securities	$651,053	$622,552

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2017 and 2016 (fair value accounting):

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$14,673	12.6%	$18,459	12.6%
Capital Preferred Return Fund, LP	54,147	20.0	57,627	20.0
Growth Partners, LP	58,372	33.0	59,718	33.0
Other private equity fund (i)	—	—	5,845	58.2
Total venture capital and private equity fund investments	$127,192		$141,649

(i)
At December 31, 2016, we had direct ownership interest of 41.5 percent in one other private equity fund and an indirect ownership interest of 12.6 percent through our ownership interest of Growth Partners, LP and an indirect ownership interest of 4.1 percent through our ownership interest of Capital Preferred Return Fund, LP. On January 3, 2017, such other private equity fund was closed resulting in an immaterial impact on the Company's financial statements.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2017 and 2016 (fair value accounting):

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
CP I, LP	$919	10.7%	$2,040	10.7%
Total other venture capital investments	$919		$2,040

(3)	Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds.

(4)	The following table shows the carrying value and our ownership percentage of each investment at December 31, 2017 and 2016 (equity method accounting):

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$6,342	8.6%	$7,720	8.6%
Strategic Investors Fund III, LP	18,758	5.9	20,449	5.9
Strategic Investors Fund IV, LP	25,551	5.0	24,530	5.0
Strategic Investors Fund V funds	16,856	Various	12,029	Various
CP II, LP (i)	6,700	5.1	7,798	5.1
Other venture capital and private equity fund investments	15,602	Various	10,297	Various
Total venture capital and private equity fund investments	$89,809		$82,823
Debt funds:
Gold Hill Capital 2008, LP (ii)	$18,690	15.5%	$13,557	15.5%
Other debt funds	2,493	Various	3,463	Various
Total debt funds	$21,183		$17,020
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$75,337	50.0%	$75,296	50.0%
Other investments	35,861	Various	48,218	Various
Total other investments	$111,198		$123,514

(i)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.

(ii)	Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(5)
Represents investments in 235 and 252 funds (primarily venture capital funds) at December 31, 2017 and 2016, respectively, where our ownership interest is less than five percent of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $99 million, and $202 million, respectively, as of December 31, 2017. The carrying value, and estimated fair value, of the venture capital and private equity fund investments (cost method accounting) was $115 million, and $222 million, respectively, as of December 31, 2016.

(6)
The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of "other liabilities" on our consolidated balance sheets at December 31, 2017 and 2016:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Investments in qualified affordable housing projects, net	$174,214	$112,447
Other liabilities	100,891	58,095

The following table presents other information relating to our investments in qualified affordable housing projects for the year ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Tax credits and other tax benefits recognized	$17,296	$15,404	$14,375
Amortization expense included in provision for income taxes (i)	17,362	12,145	10,389

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(i)
All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes. Included in amortization expense for the year ended December 31, 2017 is a one-time cumulative effect adjustment of $3.8 million due to the decrease in value of deductions in the 2018 tax year and going forward, due to the TCJ Act federal corporate income tax rate reduction.

The following table presents the components of gains and losses (realized and unrealized) on investment securities in 2017, 2016 and 2015:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$5,113	$15,051	$2,971
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	34,093	25,041	32,399
Other venture capital investments	1,114	17	1,512
Other securities (fair value accounting)	991	691	9,180
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	15,013	10,834	26,415
Debt funds	11,658	1,406	4,111
Other investments	3,181	15,739	2,791
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	21,718	18,428	25,908
Other investments	4,111	293	2,599
Total gross gains on investment securities	96,992	87,500	107,886
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(10,302)	(2,856)	(1,770)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(6,907)	(19,077)	(9,210)
Other venture capital investments	(143)	(38)	(320)
Other securities (fair value accounting)	(750)	(781)	(1,559)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	(541)	(6,764)	(909)
Debt funds	(2,708)	(458)	(774)
Other investments	(9,457)	(4,857)	(3,146)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	(1,312)	(591)	(729)
Other investments (3)	(269)	(338)	(24)
Total gross losses on investment securities	(32,389)	(35,760)	(18,441)
Gains on investment securities, net	$64,603	$51,740	$89,445

(1)
Includes realized gains and losses on sales of AFS securities that are recognized in the income statement. Unrealized gains and losses on AFS securities are recognized in other comprehensive income. The cost basis of AFS securities sold is determined on a specific identification basis.

(2)
Includes OTTI of $1.3 million from the declines in value for 24 of the 235 investments held at December 31, 2017, $0.6 million from the declines in value for 26 of the 252 investments held at December 31, 2016 and $0.6 million from the declines in value for 22 of the 267 investments held at December 31, 2015. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3)
No OTTI was recognized for the years ended December 31, 2017, 2016, and 2015, respectively. We concluded that any declines in value for the investments were temporary, and as such, no OTTI was required to be recognized.

9.	Loans, Allowance for Loan Losses and Allowance for Unfunded Credit Commitments
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
The composition of loans, net of unearned income of $148 million and $125 million at December 31, 2017 and 2016, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2017	2016
Commercial loans:
Software/internet	$6,172,531	$5,627,031
Hardware	1,193,599	1,180,398
Private equity/venture capital	9,952,377	7,691,148
Life science/healthcare	1,808,827	1,853,004
Premium wine	204,105	200,156
Other	365,724	393,551
Total commercial loans	19,697,163	16,945,288
Real estate secured loans:
Premium wine (1)	669,053	678,166
Consumer loans (2)	2,300,506	1,926,968
Other	42,068	43,487
Total real estate secured loans	3,011,627	2,648,621
Construction loans	68,546	64,671
Consumer loans	328,980	241,364
Total loans, net of unearned income (3)	$23,106,316	$19,899,944

(1)	Included in our premium wine portfolio are gross construction loans of $100 million and $110 million at December 31, 2017 and 2016, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)	Consumer loans secured by real estate at December 31, 2017 and 2016 were comprised of the following:

	December 31,
(Dollars in thousands)	2017	2016
Loans for personal residence	$1,995,840	$1,655,349
Loans to eligible employees	243,118	199,291
Home equity lines of credit	61,548	72,328
Consumer loans secured by real estate	$2,300,506	$1,926,968

(3)	Included within our total loan portfolio are credit card loans of $270 million and $224 million at December 31, 2017 and 2016, respectively.
Credit Quality
The composition of loans, net of unearned income of $148 million and $125 million at December 31, 2017 and 2016, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

	December 31,
(Dollars in thousands)	2017	2016
Commercial loans:
Software/internet	$6,172,531	$5,627,031
Hardware	1,193,599	1,180,398
Private equity/venture capital	9,952,377	7,691,148
Life science/healthcare	1,808,827	1,853,004
Premium wine	873,158	878,322
Other	476,338	501,709
Total commercial loans	20,476,830	17,731,612
Consumer loans:
Real estate secured loans	2,300,506	1,926,968
Other consumer loans	328,980	241,364
Total consumer loans	2,629,486	2,168,332
Total loans, net of unearned income	$23,106,316	$19,899,944

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of December 31, 2017 and 2016:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Equal to or Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
December 31, 2017:
Commercial loans:
Software/internet	$14,257	$6,526	$141	$20,924	$6,101,147	$141
Hardware	1,145	77	50	1,272	1,163,278	50
Private equity/venture capital	86,566	38,580	—	125,146	9,835,317	—
Life science/healthcare	4,390	191	—	4,581	1,841,692	—
Premium wine	418	—	—	418	871,074	—
Other	445	—	—	445	490,292	—
Total commercial loans	107,221	45,374	191	152,786	20,302,800	191
Consumer loans:
Real estate secured loans	2,164	532	—	2,696	2,292,980	—
Other consumer loans	796	—	—	796	327,234	—
Total consumer loans	2,960	532	—	3,492	2,620,214	—
Total gross loans excluding impaired loans	110,181	45,906	191	156,278	22,923,014	191
Impaired loans	1,344	11,902	30,403	43,649	131,212	—
Total gross loans	$111,525	$57,808	$30,594	$199,927	$23,054,226	$191
December 31, 2016:
Commercial loans:
Software/internet	$37,087	$1,162	$6	$38,255	$5,507,575	$6
Hardware	5,591	36	27	5,654	1,118,065	27
Private equity/venture capital	689	—	—	689	7,747,222	—
Life science/healthcare	283	551	—	834	1,827,490	—
Premium wine	1,003	4	—	1,007	876,185	—
Other	34	300	—	334	504,021	—
Total commercial loans	44,687	2,053	33	46,773	17,580,558	33
Consumer loans:
Real estate secured loans	850	—	—	850	1,923,266	—
Other consumer loans	1,402	—	—	1,402	237,353	—
Total consumer loans	2,252	—	—	2,252	2,160,619	—
Total gross loans excluding impaired loans	46,939	2,053	33	49,025	19,741,177	33
Impaired loans	34,636	3,451	11,180	49,267	185,193	—
Total gross loans	$81,575	$5,504	$11,213	$98,292	$19,926,370	$33

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable for the years ended December 31, 2017 and 2016:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
December 31, 2017:
Commercial loans:
Software/internet	$49,645	$61,009	$110,654	$129,006
Hardware	15,637	20,713	36,350	41,721
Private equity/venture capital	658	—	658	984
Life science/healthcare	20,521	1,166	21,687	26,360
Premium wine	—	2,877	2,877	2,911
Other	32	—	32	165
Total commercial loans	86,493	85,765	172,258	201,147
Consumer loans:
Real estate secured loans	1,331	850	2,181	3,712
Other consumer loans	422	—	422	436
Total consumer loans	1,753	850	2,603	4,148
Total	$88,246	$86,615	$174,861	$205,295
December 31, 2016:
Commercial loans:
Software/internet	$121,658	$1,090	$122,748	$129,648
Hardware	65,395	—	65,395	70,683
Private equity/venture capital	—	—	—	—
Life science/healthcare	38,361	—	38,361	41,130
Premium wine	3,187	—	3,187	3,187
Other	867	—	867	867
Total commercial loans	229,468	1,090	230,558	245,515
Consumer loans:
Real estate secured loans	1,504	—	1,504	2,779
Other consumer loans	2,398	—	2,398	2,398
Total consumer loans	3,902	—	3,902	5,177
Total	$233,370	$1,090	$234,460	$250,692

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our average impaired loans and interest income on impaired loans, broken out by portfolio segment and class of financing receivable during 2017, 2016 and 2015:

Year ended December 31, (Dollars in thousands)	Average impaired loans			Interest income on impaired loans
	2017	2016	2015	2017	2016	2015
Commercial loans:
Software/internet	$119,557	$89,462	$63,825	$2,263	$1,054	$344
Hardware	35,022	39,108	8,854	1,061	2,624	574
Private equity/venture capital	556	—	—	—	—	—
Life science/healthcare	30,842	40,620	18,083	90	155	132
Premium wine	3,249	2,056	1,455	152	28	12
Other	576	3,442	2,758	—	6	8
Total commercial loans	189,802	174,688	94,975	3,566	3,867	1,070
Consumer loans:
Real estate secured loans	1,514	588	172	—	—	—
Other consumer loans	1,804	1,136	41	—	17	—
Total consumer loans	3,318	1,724	213	—	17	—
Total average impaired loans	$193,120	$176,412	$95,188	$3,566	$3,884	$1,070
The following tables summarize the activity relating to our allowance for loan losses for 2017, 2016 and 2015 broken out by portfolio segment:

Year ended December 31, 2017 (Dollars in thousands)	Beginning Balance December 31, 2016	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance December 31, 2017

Commercial loans:
Software/internet	$97,388	$(45,012)	$4,649	$38,462	$617	$96,104
Hardware	31,166	(10,414)	487	6,051	324	27,614
Private equity/venture capital	50,299	(323)	—	31,625	867	82,468
Life science/healthcare	25,446	(8,210)	189	7,414	85	24,924
Premium wine	4,115	—	—	(540)	(43)	3,532
Other	4,768	(1,156)	1,850	(1,459)	(62)	3,941
Total commercial loans	213,182	(65,115)	7,175	81,553	1,788	238,583
Consumer loans	12,184	(1,567)	1,363	4,386	75	16,441
Total allowance for loan losses	$225,366	$(66,682)	$8,538	$85,939	$1,863	$255,024

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year ended December 31, 2016 (Dollars in thousands)	Beginning Balance December 31, 2015	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance December 31, 2016

Commercial loans:
Software/internet	$103,045	$(68,784)	$7,278	$58,350	$(2,501)	$97,388
Hardware	23,085	(13,233)	1,667	20,851	(1,204)	31,166
Private equity/venture capital	35,282	—	—	15,114	(97)	50,299
Life science/healthcare	36,576	(9,693)	1,129	(2,543)	(23)	25,446
Premium wine	5,205	—	—	(1,260)	170	4,115
Other	4,252	(5,045)	1,880	3,373	308	4,768
Total commercial loans	207,445	(96,755)	11,954	93,885	(3,347)	213,182
Consumer loans	10,168	(102)	258	1,812	48	12,184
Total allowance for loan losses	$217,613	$(96,857)	$12,212	$95,697	$(3,299)	$225,366

Year ended December 31, 2015 (Dollars in thousands)	Beginning Balance December 31, 2014	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance December 31, 2015

Commercial loans:
Software/internet	$80,981	$(33,246)	$1,621	$53,696	$(7)	$103,045
Hardware	25,860	(5,145)	3,332	(1,035)	73	23,085
Private equity/venture capital	27,997	—	—	7,391	(106)	35,282
Life science/healthcare	15,208	(7,291)	277	28,400	(18)	36,576
Premium wine	4,473	—	7	725	—	5,205
Other	3,253	(4,990)	809	5,736	(556)	4,252
Total commercial loans	157,772	(50,672)	6,046	94,913	(614)	207,445
Consumer loans	7,587	(296)	163	2,716	(2)	10,168
Total allowance for loan losses	$165,359	$(50,968)	$6,209	$97,629	$(616)	$217,613
The following table summarizes the activity relating to our allowance for unfunded credit commitments for 2017, 2016 and 2015:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Allowance for unfunded credit commitments, beginning balance	$45,265	$34,415	$36,419
Provision for (reduction of) unfunded credit commitments	6,365	10,982	(1,946)
Foreign currency translation adjustments	140	(132)	(58)
Allowance for unfunded credit commitments, ending balance (1)	$51,770	$45,265	$34,415

(1)
See Note 19—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional disclosures related to our commitments to extend credit.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of December 31, 2017 and 2016, broken out by portfolio segment:

	December 31, 2017				December 31, 2016
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software/internet	$23,088	$110,654	$73,016	$6,061,877	$28,245	$122,748	$69,143	$5,504,283
Hardware	8,450	36,350	19,164	1,157,249	9,995	65,395	21,171	1,115,003
Private equity/venture capital	330	658	82,138	9,951,719	—	—	50,299	7,691,148
Life science/healthcare	9,315	21,687	15,609	1,787,140	8,709	38,361	16,737	1,814,643
Premium wine	—	2,877	3,532	870,281	520	3,187	3,595	875,135
Other	32	32	3,909	476,306	233	867	4,535	500,842
Total commercial loans	41,215	172,258	197,368	20,304,572	47,702	230,558	165,480	17,501,054
Total consumer loans	578	2,603	15,863	2,626,883	1,123	3,902	11,061	2,164,430
Total	$41,793	$174,861	$213,231	$22,931,455	$48,825	$234,460	$176,541	$19,665,484
Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk, which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. When full repayment of a criticized loan has been deemed improbable under the original contractual terms but full repayment remains probable overall, the loan is considered to be a “Performing Impaired (Criticized)” loan. The loan is also considered for nonaccrual status if full repayment is determined to be improbable. All of our nonaccrual loans are risk-rated 8 or 9 and are classified under the nonperforming impaired category. (For a further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of December 31, 2017 and 2016:

(Dollars in thousands)	Pass	Performing (Criticized)	Performing Impaired (Criticized)	Nonperforming Impaired (Nonaccrual)	Total
December 31, 2017:
Commercial loans:
Software/internet	$5,655,739	$466,332	$31,794	$78,860	$6,232,725
Hardware	1,112,574	51,976	20,165	16,185	1,200,900
Private equity/venture capital	9,955,082	5,381	—	658	9,961,121
Life science/healthcare	1,720,613	125,660	1,167	20,520	1,867,960
Premium wine	834,537	36,955	2,476	401	874,369
Other	469,721	21,016	—	32	490,769
Total commercial loans	19,748,266	707,320	55,602	116,656	20,627,844
Consumer loans:
Real estate secured loans	2,282,375	13,301	—	2,181	2,297,857
Other consumer loans	326,851	1,179	—	422	328,452
Total consumer loans	2,609,226	14,480	—	2,603	2,626,309
Total gross loans	$22,357,492	$721,800	$55,602	$119,259	$23,254,153
December 31, 2016:
Commercial loans:
Software/internet	$4,924,923	$620,907	$46,143	$76,605	$5,668,578
Hardware	985,889	137,830	58,814	6,581	1,189,114
Private equity/venture capital	7,747,317	594	—	—	7,747,911
Life science/healthcare	1,707,499	120,825	6,578	31,783	1,866,685
Premium wine	865,354	11,838	2,696	491	880,379
Other	480,845	23,510	464	403	505,222
Total commercial loans	16,711,827	915,504	114,695	115,863	17,857,889
Consumer loans:
Real estate secured loans	1,914,512	9,604	—	1,504	1,925,620
Other consumer loans	238,256	499	786	1,612	241,153
Total consumer loans	2,152,768	10,103	786	3,116	2,166,773
Total gross loans	$18,864,595	$925,607	$115,481	$118,979	$20,024,662

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Troubled Debt Restructurings
As of December 31, 2017 we had 22 TDRs with a total carrying value of $147.8 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. This compares to 20 TDRs with a total carrying value of $96.1 million as of December 31, 2016. There were unfunded commitments available for funding of $0.6 million to the clients associated with these TDRs as of December 31, 2017. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at December 31, 2017 and 2016:

	December 31,
(Dollars in thousands)	2017	2016
Loans modified in TDRs:
Commercial loans:
Software/internet	$73,455	$52,646
Hardware	51,132	14,870
Private equity/venture capital	350	—
Life science/healthcare	19,235	24,176
Premium wine	3,198	3,194
Other	—	387
Total commercial loans	147,370	95,273
Consumer loans:
Other consumer loans	423	786
Total loans modified in TDRs	$147,793	$96,059
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during 2017, 2016 and 2015:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Loans modified in TDRs during the period:
Commercial loans:
Software/internet	$42,184	$23,574	$56,790
Hardware	51,132	14,870	286
Private equity/venture capital	350	—	—
Life science/healthcare	—	1,638	51,878
Premium wine	177	677	898
Other	—	—	519
Total commercial loans	93,843	40,759	110,371
Consumer loans:
Other consumer loans	—	786	—
Total loans modified in TDRs during the period (1)	$93,843	$41,545	$110,371

(1)	During 2017, we had $3.0 million of partial charge-offs on loans classified as TDRs. We had $3.6 million of partial charge-offs in 2016 and $23.5 million of partial charge-offs in 2015.
During 2017, $93.5 million of new TDRs were modified through payment deferrals granted to our clients and $0.3 million were modified through partial forgiveness of principal. During 2016 and 2015, all new TDRs were modified through payment deferrals granted to our clients.

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
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during their respective periods, broken out by portfolio segment and class of financing receivable, during 2017, 2016 and 2015:

	December 31,
(Dollars in thousands)	2017 (1)	2016	2015
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software/internet	$—	$—	$16,804
Hardware	—	134	286
Premium wine	—	491	—
Life science/healthcare	—	—	943
Total commercial loans	—	625	18,033
Consumer loans:
Other consumer loans	—	786	—
Total TDRs modified within the previous 12 months that defaulted in the period	$—	$1,411	$18,033

(1)	There were no loans modified in TDRs within the previous 12 months that subsequently defaulted during 2017.
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of December 31, 2017.

10.	Premises and Equipment
Premises and equipment at December 31, 2017 and 2016 consisted of the following:

	December 31,
(Dollars in thousands)	2017	2016
Computer software	$203,359	$189,867
Computer hardware	63,881	56,215
Leasehold improvements	89,225	70,909
Furniture and equipment	38,146	31,886
Total	394,611	348,877
Accumulated depreciation and amortization	(265,929)	(228,194)
Premises and equipment, net	$128,682	$120,683
Depreciation and amortization expense for premises and equipment was $38.0 million, $33.9 million and $28.3 million in 2017, 2016 and 2015, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.	Deposits
The following table presents the composition of our deposits at December 31, 2017 and 2016:

	December 31,
(Dollars in thousands)	2017	2016
Noninterest-bearing demand	$36,655,497	$31,975,457
Interest bearing checking and savings accounts	556,121	375,710
Money market	5,975,220	5,331,054
Money market deposits in foreign offices	111,201	107,657
Sweep deposits in foreign offices	908,890	1,133,872
Time	47,146	56,118
Total deposits	$44,254,075	$38,979,868
The aggregate amount of time deposit accounts individually equal to or greater than $250,000 totaled $37 million and $43 million at December 31, 2017 and 2016, respectively. At December 31, 2017, time deposit accounts individually equal to or greater than $250,000 totaling $37 million were scheduled to mature within one year.

12.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at December 31, 2017 and 2016:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at December 31, 2017	December 31, 2017	December 31, 2016
Short-term borrowings:
Short-term FHLB advances	January 2, 2018	$700,000	$700,000	$500,000
Federal funds purchased	January 2, 2018	330,000	330,000	—
Other short-term borrowings	(1)	3,730	3,730	12,668
Total short-term borrowings			$1,033,730	$512,668
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$347,303	$346,979
5.375% Senior Notes	September 15, 2020	350,000	348,189	347,586
6.05% Subordinated Notes	(2)	—	—	46,646
7.0% Junior Subordinated Debentures	(3)	—	—	54,493
Total long-term debt			$695,492	$795,704

(1)	Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.

(2)
Our 6.05% Subordinated Notes were repaid on June 1, 2017 and the interest rate swap agreement related to this issuance was terminated upon repayment of the 6.05% Subordinated Notes. At December 31, 2016, included in the carrying value of our 6.05% Subordinated Notes were $0.8 million related to hedge accounting associated with the notes.

(3)
On December 21, 2017, we redeemed in full the outstanding aggregate principal amount of $51.5 million of our 7.0% Junior Subordinated Debentures due October 15, 2033, relating to our 7.0% Cumulative Trust Preferred Securities issued by SVB Capital II.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate annual maturities of long-term debt obligations as of December 31, 2017 are as follows:

Year ended December 31, (Dollars in thousands):	Amount
2018	$—
2019	—
2020	348,189
2021	—
2022	—
2023 and thereafter	347,303
Total	$695,492
Interest expense related to short-term borrowings and long-term debt was $36.1 million, $37.3 million and $34.9 million in 2017, 2016 and 2015, respectively. Interest expense is net of the hedge accounting impact from our interest rate swap agreements related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings was 1.39 percent as of December 31, 2017 and 0.59 percent as of December 31, 2016.

3.50% Senior Notes
In January 2015, SVB Financial issued $350 million of 3.50% Senior Notes due in January 2025. We received net proceeds of approximately $346.4 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.50% Senior Notes at December 31, 2017 was $347.3 million, which is reflective of $3.0 million of debt issuance costs and a $0.3 million discount.
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
7.0% Junior Subordinated Debentures
In October 2003, SVB Financial issued $50 million in 7.0% Junior Subordinated Debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. Distributions for 2017 were $3.3 million and $3.5 million for each of years 2016 and 2015. The junior subordinated debentures were mandatorily redeemable upon maturity in October 2033, or could be redeemed prior to maturity in whole or in part, at our option, at any time. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and were being amortized over the period until redemption. On December 21, 2017, we redeemed in full the outstanding aggregate principal amount of $51.5 million of our 7.0% Junior Subordinated Debentures due October 15, 2033, relating to our 7.0% Cumulative Trust Preferred Securities issued by SVB Capital II and the remaining deferred issuance costs were recognized upon redemption.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using loans and available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of December 31, 2017, we borrowed $330 million against our uncommitted federal

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the FRB. The fair value of collateral pledged to the FHLB of San Francisco (comprised primarily of loans and U.S. Treasury securities) at December 31, 2017 totaled $3.4 billion, of which $2.7 billion was available to support additional borrowings. The fair value of collateral pledged at the discount window of the FRB (comprised primarily of U.S. Treasury securities and U.S. agency debentures) at December 31, 2017 totaled $1.0 billion, all of which was unused and available to support additional borrowings.

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
Interest Rate Risk
Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 6.05% Subordinated Notes, we entered into a fixed-for-floating interest rate swap agreement at the time of debt issuance based upon LIBOR with matched-terms. Net cash benefits associated with our interest rate swap are recorded as a reduction in “Interest expense—Borrowings,” a component of net interest income. The fair value of our interest rate swaps is calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Changes in fair value of the interest rate swaps are reflected in either other assets (for swaps in an asset position) or other liabilities (for swaps in a liability position). On June 1, 2017, our interest rate swap was terminated upon repayment of the 6.05% Subordinated Notes.
Currency Exchange Risk
We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure risk associated with the net difference between foreign currency denominated assets and liabilities. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting. Gains or losses from changes in currency rates on foreign currency denominated instruments are recorded in the line item "Other" as part of noninterest income, a component of consolidated net income. We may experience ineffectiveness in the economic hedging relationship, because the instruments are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in other assets and loss positions in other liabilities, while net changes in fair value are recorded in the line item "Other" as part of noninterest income, a component of consolidated net income.
Other Derivative Instruments
Also included in our derivative instruments are equity warrant assets and client forward and option contracts, and client interest rate contracts. For further description of these other derivative instruments, refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at December 31, 2017 and 2016 were as follows:

		December 31, 2017				December 31, 2016
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$—	$—	$—	$—	$45,964	$810	$89	$721
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	50,889	414	39	375	219,950	3,057	—	3,057
Foreign exchange forwards	Other liabilities	425,055	(5,201)	—	(5,201)	54,338	(968)	—	(968)
Net exposure			(4,787)	39	(4,826)		2,089	—	2,089
Other derivative instruments:
Equity warrant assets	Other assets	211,253	123,763	—	123,763	211,434	131,123	—	131,123
Other derivatives:
Client foreign exchange forwards	Other assets	2,203,643	95,035	3,691	91,344	1,251,308	54,587	12,579	42,008
Client foreign exchange forwards	Other liabilities	2,092,207	(90,253)	—	(90,253)	1,068,991	(43,317)	—	(43,317)
Client foreign currency options	Other assets	102,678	1,187	—	1,187	775,000	10,383	—	10,383
Client foreign currency options	Other liabilities	102,678	(1,187)	—	(1,187)	775,000	(10,383)	—	(10,383)
Client interest rate derivatives	Other assets	726,984	11,753	—	11,753	583,511	10,110	—	10,110
Client interest rate derivatives	Other liabilities	782,586	(11,940)	—	(11,940)	627,639	(9,770)	—	(9,770)
Net exposure			4,595	3,691	904		11,610	12,579	(969)
Net			$123,571	$3,730	$119,841		$145,632	$12,668	$132,964

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of December 31, 2017 remain at investment grade or higher and there were no material changes in their credit ratings for the year ended December 31, 2017.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our derivative activity and the related impact on our consolidated statements of income for 2017, 2016 and 2015 is as follows:

		Year ended December 31,
(Dollars in thousands)	Statement of income location	2017	2016	2015
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$1,053	$2,341	$2,526
Changes in fair value of interest rate swaps	Other noninterest income	(7)	(35)	(20)
Net gains associated with interest rate risk derivatives		$1,046	$2,306	$2,506
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on revaluations of internal foreign currency instruments, net	Other noninterest income	$33,161	$(16,676)	$(12,735)
(Losses) gains on internal foreign exchange forward contracts, net	Other noninterest income	(32,286)	16,136	12,377
Net gains (losses) associated with internal currency risk		$875	$(540)	$(358)
Other derivative instruments:
Gains on revaluations of client foreign currency instruments, net	Other noninterest income	$10,882	$4,215	$115
(Losses) gains on client foreign exchange forward contracts, net	Other noninterest income	(9,969)	(5,674)	694
Net gains (losses) associated with client currency risk		$913	$(1,459)	$809
Net gains on equity warrant assets	Gains on equity warrant assets, net	$54,555	$37,892	$70,963
Net (losses) gains on other derivatives	Other noninterest income	$(564)	$262	$(209)

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract. The following table summarizes our assets subject to enforceable master netting arrangements as of December 31, 2017 and 2016:

(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
				Financial Instruments	Cash Collateral Received
December 31, 2017:
Derivative Assets:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign exchange forwards	95,449	—	95,449	(14,456)	(3,730)	77,263
Foreign currency options	1,187	—	1,187	(557)	—	630
Client interest rate derivatives	11,753	—	11,753	(11,741)	—	12
Total derivative assets:	108,389	—	108,389	(26,754)	(3,730)	77,905
Reverse repurchase, securities borrowing, and similar arrangements	247,876	—	247,876	(247,876)	—	—
Total	$356,265	$—	$356,265	$(274,630)	$(3,730)	$77,905
December 31, 2016:
Derivative Assets:
Interest rate swaps	$810	$—	$810	$(721)	$(89)	$—
Foreign exchange forwards	57,644	—	57,644	(22,738)	(12,579)	22,327
Foreign currency options	10,383	—	10,383	(8,806)	—	1,577
Client interest rate derivatives	10,110	—	10,110	(10,091)	—	19
Total derivative assets:	78,947	—	78,947	(42,356)	(12,668)	23,923
Reverse repurchase, securities borrowing, and similar arrangements	64,028	—	64,028	(64,028)	—	—
Total	$142,975	$—	$142,975	$(106,384)	$(12,668)	$23,923

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our liabilities subject to enforceable master netting arrangements as of December 31, 2017 and 2016:

(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
				Financial Instruments	Cash Collateral Pledged
December 31, 2017:
Derivative Liabilities:
Foreign exchange forwards	$95,454	$—	$95,454	$(80,107)	$—	$15,347
Foreign currency options	1,187	—	1,187	(631)	—	556
Client interest rate derivatives	11,940	—	11,940	(11,924)	—	16
Total derivative liabilities:	108,581	—	108,581	(92,662)	—	15,919
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$108,581	$—	$108,581	$(92,662)	$—	$15,919
December 31, 2016:
Derivative Liabilities:
Foreign exchange forwards	$44,285	$—	$44,285	$(17,964)	$—	$26,321
Foreign currency options	10,383	—	10,383	(1,585)	—	8,798
Client interest rate derivatives	9,770	—	9,770	(9,770)	—	—
Total derivative liabilities:	64,438	—	64,438	(29,319)	—	35,119
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$64,438	$—	$64,438	$(29,319)	$—	$35,119

14.	Noninterest Income
For the year ended December 31, 2017, noninterest income was $557.2 million, compared to $456.6 million and $472.8 million, for the comparable 2016 and 2015 periods.

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Noninterest income:
Gains on investment securities, net	$64,603	$51,740	$89,445
Gains on equity warrant assets, net	54,555	37,892	70,963
Foreign exchange fees	115,760	104,183	87,007
Credit card fees	76,543	68,205	56,657
Deposit service charges	58,715	52,524	46,683
Client investment fees	56,136	32,219	21,610
Lending related fees	43,265	33,395	32,536
Letters of credit and standby letters of credit fees	28,544	25,644	20,889
Other	59,110	50,750	47,004
Total noninterest income	$557,231	$456,552	$472,794
Gains on investment securities, net
Net gains on investment securities include both gains and losses from our non-marketable and other securities, as well as gains and losses from sales of our AFS securities portfolio, when applicable.
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, our joint venture bank in China, debt funds, private and public portfolio companies and investments in qualified affordable housing projects.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our AFS securities portfolio is primarily a fixed income investment portfolio that is managed with the objective of earning an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Sales of equity securities held as a result of our exercised warrants, result in net gains or losses on investment securities.
A summary of gains and losses on investment securities for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Gains on non-marketable and other securities, net	$69,792	$39,545	$88,244
(Losses) gains on sales of available-for-sale securities, net	(5,189)	12,195	1,201
Gains on investment securities, net	$64,603	$51,740	$89,445
Gains on equity warrant assets, net
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. Any changes in fair value from the grant date fair value of equity warrant assets will be recognized as increases or decreases to other assets on our balance sheet and as net gains or losses on equity warrant assets, in noninterest income, a component of consolidated net income. A summary of gains on equity warrant assets, net, for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Equity warrant assets:
Gains on exercises, net	$48,275	$31,197	$41,455
Cancellations and expirations	(4,422)	(3,015)	(1,040)
Changes in fair value, net	10,702	9,710	30,548
Net gains on equity warrant assets	$54,555	$37,892	$70,963
Foreign exchange fees
Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients. Foreign exchange fees are recognized based on trade date and are typically settled within two business days. A summary of foreign exchange fee income by instrument type for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Foreign exchange fees by instrument type:
Spot contract commissions	$104,344	$89,354	$80,564
Forward contract commissions	10,934	14,004	6,414
Option premium fees	482	825	29
Total foreign exchange fees	$115,760	$104,183	$87,007
Credit card fees
Credit card fees include interchange income from credit and debit cards and fees earned from processing transactions for merchants. Credit card fees are earned daily upon completion of transaction settlement services. Costs related to rewards programs are recorded when the rewards are earned by the customer and presented as a reduction to interchange fee income. Annual card service fees and direct loan origination costs are deferred and recognized on a straight-line basis over a 12-month period. A summary of credit card fees by instrument type for 2017, 2016 and 2015 is as follows:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Credit card fees by instrument type:
Card interchange fees, net	$60,224	$51,513	$46,185
Merchant service fees	11,584	12,783	7,346
Card service fees	4,735	3,909	3,126
Total credit card fees	$76,543	$68,205	$56,657
Deposit service charges
Deposit service charges include fees earned from performing cash management activities and other deposit account services. Deposit services include, but are not limited to the following: receivables services, which include merchant services, remote capture, lockbox, electronic deposit capture, and fraud control services. Payment and cash management products and services include wire transfer and automated clearing house payment services to enable clients to transfer funds more quickly, as well as business bill pay, business credit and debit cards, account analysis, and disbursement services. Deposit service charges are recognized over the period in which the related service is provided, generally on a monthly basis.
Client investment fees
Client investment fees include fees earned from Rule 12(b)-1 fees, revenue sharing and from customer transactional based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period. Transactional based fees are earned and recognized on fixed income securities when the transaction is executed on the clients' behalf. Amounts paid to third-party service providers are predominantly expensed, such that client investment fees are recorded gross of payments made to third parties. A summary of client investment fees by instrument type for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Client investment fees by type:
Sweep money market fees	$28,485	$15,147	$9,347
Asset management fees	16,831	15,389	12,263
Client directed investment fees	10,820	1,683	—
Total client investment fees	$56,136	$32,219	$21,610
Lending related fees
Unused commitment fees, minimum finance fees and unused line fees are recognized as earned on a monthly basis. Fees that qualify for syndication treatment are recognized at the completion of the syndicated loan deal for which the fees were received. A summary of lending related fees by instrument type for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Lending related fees by instrument type:
Unused commitment fees	$34,110	$25,654	$24,025
Other	9,155	7,741	8,511
Total lending related fees	$43,265	$33,395	$32,536
Letters of credit and standby letters of credit fees
Commercial and standby letters of credit represent conditional commitments issued by us on behalf of a client to guarantee the performance of the client to a third party when certain specified future events have occurred. Fees generated from letters of credit and standby letters of credit are deferred as a component of other liabilities and recognized in noninterest income over

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the commitment period using the straight-line method, based on the likelihood that the commitment being drawn down will be remote.
Other noninterest income
Other noninterest income primarily includes income from fund management fees, valuation service-based fee income and other service revenue. Fund management fees are comprised of fees charged directly to our managed funds of funds and direct venture funds. Fund management fees are based upon the contractual terms of the limited partnership agreements and are recognized as earned over the specified contract period, which is generally equal to the life of the individual fund. Other service revenue primarily includes revenue from dividends on FHLB/FRB stock, correspondent bank rebate income, incentive fees related to carried interest and other fee income. We recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) we have performed the service, provided we have no other remaining obligations to the customer, (iii) the fee is fixed or determinable and, (iv) collectability is probable. A summary of other noninterest income by instrument type for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Fund management fees	$21,214	$19,195	$15,941
Valuation fee income	3,860	7,962	8,767
Gains on revaluation of client foreign currency instruments, net (1)	10,882	4,215	115
(Losses) gains on client foreign exchange forward contracts, net (1)	(9,969)	(5,674)	694
Gains (losses) on revaluation of internal foreign currency instruments, net (2)	33,161	(16,676)	(12,735)
(Losses) gains on internal foreign exchange forward contracts, net (2)	(32,286)	16,136	12,377
Other service revenue	32,248	25,592	21,845
Total other noninterest income	$59,110	$50,750	$47,004

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

15. Other Noninterest Expense
A summary of other noninterest expense for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Lending and other client related processing costs	$23,768	$19,867	$15,944
Telephone	10,647	9,793	9,398
Data processing services	10,251	9,014	7,316
Dues and publications	3,263	2,828	2,476
Postage and supplies	2,797	2,851	3,154
Other	21,419	17,890	19,999
Total other noninterest expense	$72,145	$62,243	$58,287

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal and California tax returns as major tax filings. Our U.S. federal tax returns for 2014 and subsequent years remain open to full examination. Our California tax returns for 2012 and subsequent tax years remain open to full examination.
The components of our provision for income taxes for 2017, 2016 and 2015 were as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Current provision:
Federal	$263,231	$195,249	$191,194
State	67,046	59,319	50,815
Deferred expense (benefit):
Federal	24,654	(3,560)	(11,270)
State	532	(675)	(1,985)
Income tax expense	$355,463	$250,333	$228,754
Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The reconciliation between the federal statutory income tax rate and our effective income tax rate for 2017, 2016 and 2015, is as follows:

	December 31,
(Dollars in thousands)	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax effect	5.8	5.9	5.7
Net deferred tax assets revaluation (TCJ Act)	4.3	—	—
Meals and entertainment	0.3	0.4	0.3
Disallowed officer's compensation	0.1	0.1	0.3
Share-based compensation expense on incentive stock options and ESPP	(2.1)	—	—
Qualified affordable housing project tax credits	(0.4)	(0.5)	(0.5)
Tax-exempt interest income	(0.3)	(0.2)	(0.2)
Valuation allowance benefit	—	(0.3)	(0.4)
Other, net	(0.7)	(0.9)	(0.3)
Effective income tax rate	42.0%	39.5%	39.9%

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities at December 31, 2017 and 2016, consisted of the following:

	December 31,
(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$84,812	$110,248
Net unrealized losses on AFS debt securities	12,404	—
Share-based compensation expense	9,418	15,498
State income taxes	9,186	12,682
Accrued compensation	8,336	6,799
Deferred rent	8,169	10,050
Other accruals	7,165	20,502
Net operating loss	2,300	4,116
Loan fee income and costs	1,189	8,266
Other	3,639	2,168
Deferred tax assets	146,618	190,329
Valuation allowance	(2,624)	(4,440)
Net deferred tax assets after valuation allowance	143,994	185,889

Deferred tax liabilities:
Derivative equity warrant assets	(29,127)	(36,406)
Change in accounting method (section 481(a))	(15,953)	(35,262)
Net unrealized gains on AFS equity securities	(11,145)	—
Non-marketable and other securities	(10,724)	(6,075)
Premises and equipment and other intangibles	(9,223)	(11,956)
Net unrealized gains on AFS debt securities	—	(17,970)
Other	(3,977)	(6,380)
Deferred tax liabilities	(80,149)	(114,049)
Net deferred tax assets	$63,845	$71,840
At December 31, 2017 we revalued our net deferred tax assets based on the lower corporate tax rate associated with the TCJ Act enacted into law on December 22, 2017. The TCJ Act resulted in increases to income tax expense of $33.8 million related to the revaluation of our deferred tax assets, incorporating the new federal tax rate related to the TCJ Act.
At December 31, 2017 and 2016, federal net operating loss carryforwards totaled $3 million and $4 million, respectively. Our foreign net operating loss carryforwards totaled $11 million and $16 million at December 31, 2017 and 2016, respectively. These net operating loss carryforwards expire at various dates beginning in 2022.
Currently, we believe that it is more likely than not that the benefit from these net operating loss carryforwards, which are associated with our former eProsper business unit, part of SVB Analytics, and our UK operations, will not be realized in the near term due to uncertainties in the timing of future profitability in those businesses. In recognition of this, our valuation allowance is $3 million on the deferred tax assets related to these net operating loss carryforwards and research and development credits at December 31, 2017. We believe it is more likely than not that the remaining deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. Therefore, no valuation allowance was provided for the remaining deferred tax assets.
At December 31, 2017, our unrecognized tax benefit was $12 million, the recognition of which would reduce our income tax expense by $9 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the years ended December 31, 2017, 2016 and 2015.
A summary of changes in our unrecognized tax benefit (including interest and penalties) for December 31, 2017, 2016 and 2015 is as follows:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefit	Interest & Penalties	Total
Balance at December 31, 2014	$3,397	$100	$3,497
Additions for tax positions for current year	1,208	—	1,208
Additions for tax positions for prior years	—	228	228
Reduction for tax positions for prior years	(1,228)	(22)	(1,250)
Lapse of the applicable statute of limitations	(20)	(5)	(25)
Balance at December 31, 2015	$3,357	$301	$3,658
Additions for tax positions for current year	793	—	793
Additions for tax positions for prior years	1,427	166	1,593
Reduction for tax positions for prior years	(271)	(16)	(287)
Lapse of the applicable statute of limitations	(37)	(9)	(46)
Balance at December 31, 2016	$5,269	$442	$5,711
Additions for tax positions for current year	3,141	—	3,141
Additions for tax positions for prior years	3,378	754	4,132
Reduction for tax positions for prior years	(223)	(1)	(224)
Lapse of the applicable statute of limitations	(60)	(17)	(77)
Balance at December 31, 2017	$11,505	$1,178	$12,683

17.	Employee Compensation and Benefit Plans
Our employee compensation and benefit plans include: (i) Incentive Compensation Plan; (ii) Direct Drive Incentive Compensation Plan; (iii) Retention Program; (iv) Warrant Incentive Plan; (v) Deferred Compensation Plan; (vi) 401(k) and ESOP; (vii) EHOP; (viii) 2006 Incentive Plan; and (ix) ESPP. The 2006 Incentive Plan and the ESPP are described in Note 4—“Share-Based Compensation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of expenses incurred under certain employee compensation and benefit plans for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Incentive Compensation Plan	$125,584	$96,892	$97,565
Direct Drive Incentive Compensation Plan	18,721	21,174	21,930
Retention Program	1,317	1,475	1,996
Warrant Incentive Plan	15,386	4,954	9,110
Deferred Compensation Plan	203	1,318	2,404
SVBFG 401(k) Plan	17,860	16,078	13,809
SVBFG ESOP	4,719	3,159	8,585
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Voluntary deferrals under the DC Plan were $5.5 million, $4.4 million and $3.7 million in 2017, 2016 and 2015, respectively. The DC Plan overall, had investment gains of $4.7 million and $2.4 million in 2017 and 2016, respectively, and losses of $0.1 million in 2015.
401(k) and ESOP
The 401(k) Plan and ESOP, collectively referred to as the “Plan”, is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular U.S. employees are eligible to participate.
Employees participating in the 401(k) Plan are allowed to contribute up to 75 percent of their pre-tax pay as defined in the Plan, up to the maximum annual amount allowable under federal income tax regulations of $18,000 for the years 2017, 2016 and 2015. We match the employee's contributions dollar-for-dollar, up to five percent of the employee's pre-tax pay as defined in the Plan. Our matching contributions vest immediately. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.
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
EHOP
The EHOP is a benefit plan that provides for the issuance of mortgage loans at favorable interest rates to eligible employees. Eligible employees may apply for a fixed-rate mortgage for their primary residence, which is due and payable in either five or seven years and is based on amortization over a 30 year period. Applicants must qualify for a loan through the normal mortgage review and approval process, which is typical of industry standards. The maximum loan amount generally cannot be greater than 80 percent of the lesser of the purchase price or the appraised value. The interest rate on the loan is written at the then market rate for five year (5/1) or seven year (7/1) mortgage loans as determined by us. However, provided that the applicant continues to meet all the eligibility requirements, including employment, the actual rate charged to the borrower shall be up to two percent below the market rate. The loan rate shall not be less than the greater of either the jumbo conforming market rate (corresponding to the maturity of the loan) or the monthly Applicable Federal Rate for medium-term loans as published by the Internal Revenue Service. The loan rate will be fixed at the time of approval and locked in for 30 days. For additional details, see Note 9—“Loans, Allowance for Loan Losses and Allowance for Unfunded Credit Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

18.	Related Parties
We have no material related party transactions requiring disclosure. In the ordinary course of business, the Bank may extend credit to related parties, including executive officers, directors, principal shareholders and their related interests. Additionally, we also provide real estate secured loans to eligible employees through our EHOP. For additional details, see Note 17—“Employee Compensation and Benefit Plans” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.	Off-Balance Sheet Arrangements, Guarantees and Other Commitments
Operating Leases
We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2030, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum future payments under noncancelable operating leases as of December 31, 2017:

Year ended December 31, (Dollars in thousands)	Amount
2018	$35,627
2019	35,545
2020	32,117
2021	31,451
2022	27,501
2023 and thereafter	64,234
Net minimum operating lease payments	$226,475

Rent expense for premises and equipment leased under operating leases totaled $31.3 million, $24.8 million and $21.9 million in 2017, 2016 and 2015, respectively.
Commitments to Extend Credit
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit at December 31, 2017 and 2016, respectively:

	December 31,
(Dollars in thousands)	2017	2016
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,478,157	$1,475,179
Variable interest rate commitments	14,034,169	13,572,161
Total loan commitments available for funding	15,512,326	15,047,340
Commercial and standby letters of credit (2)	1,950,211	1,695,856
Total unfunded credit commitments	$17,462,537	$16,743,196
Commitments unavailable for funding (3)	$2,117,057	$1,719,524
Allowance for unfunded credit commitments (4)	51,770	45,265

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	Our allowance for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Our potential exposure to credit loss for commitments to extend credit, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. We use the same credit approval and monitoring process in extending credit commitments as we do in making loans. The actual liquidity needs and the credit risk that we have experienced have historically been lower than the contractual amount of commitments to extend credit because

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

a significant portion of these commitments expire without being drawn upon. We evaluate each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, intellectual property, bank deposits, or business and personal assets. The credit risk associated with these commitments is considered in the allowance for unfunded credit commitments.
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
The table below summarizes our commercial and standby letters of credit at December 31, 2017. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$1,765,857	$60,819	$1,826,676	$1,826,676
Performance standby letters of credit	94,519	11,105	105,624	105,624
Commercial letters of credit	17,911	—	17,911	17,911
Total	$1,878,287	$71,924	$1,950,211	$1,950,211
Deferred fees related to financial and performance standby letters of credit were $12 million at December 31, 2017 and $10 million at December 31, 2016. At December 31, 2017, collateral in the form of cash of $961 million was available to us to reimburse losses, if any, under financial and performance standby letters of credit.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which generally makes investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at December 31, 2017:

(Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (3)
CP I, LP	$6,000	$270	10.7%
CP II, LP (1)	1,200	162	5.1
Shanghai Yangpu Venture Capital Fund (LP)	891	—	6.8
Strategic Investors Fund, LP	15,300	688	12.6
Strategic Investors Fund II, LP	15,000	1,050	8.6
Strategic Investors Fund III, LP	15,000	1,275	5.9
Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V funds	515	131	Various
Capital Preferred Return Fund, LP	12,688	—	20.0
Growth Partners, LP	24,670	1,340	33.0
Debt funds (equity method accounting)	58,493	—	Various
Other fund investments (2)	302,659	8,901	Various
Total	$464,655	$16,142

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership of 3.8 percent through our investment in Strategic Investors Fund II, LP.

(2)	Represents commitments to 241 funds (primarily venture capital funds) where our ownership interest is generally less than five percent of the voting interests of each such fund.

(3)
We are subject to the Volcker Rule which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Part I, Item 1 of this report.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at December 31, 2017:

(Dollars in thousands)	Unfunded Commitments
Strategic Investors Fund, LP	$1,338
Capital Preferred Return Fund, LP	1,952
Growth Partners, LP	2,552
Total	$5,842

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.	Fair Value of Financial Instruments
Fair Value Measurements
Our available-for-sale securities, derivative instruments and certain non-marketable and other securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements. We disclose our method and approach for fair value measurements of assets and liabilities in Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2017
Assets
Available-for-sale securities:
U.S. Treasury securities	$6,840,502	$—	$—	$6,840,502
U.S. agency debentures	—	1,567,128	—	1,567,128
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	2,267,035	—	2,267,035
Agency-issued collateralized mortgage obligations - variable rate	—	373,730	—	373,730
Equity securities	158	72,111	—	72,269
Total available-for-sale securities	6,840,660	4,280,004	—	11,120,664
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	127,192
Other venture capital investments (1)	—	—	919	919
Other securities (1)	310	—	—	310
Total non-marketable and other securities (fair value accounting)	310	—	919	128,421
Other assets:
Foreign exchange forward and option contracts	—	96,636	—	96,636
Equity warrant assets	—	2,432	121,331	123,763
Client interest rate derivatives	—	11,753	—	11,753
Total assets	$6,840,970	$4,390,825	$122,250	$11,481,237
Liabilities
Foreign exchange forward and option contracts	$—	$96,641	$—	$96,641
Client interest rate derivatives	—	11,940	—	11,940
Total liabilities	$—	$108,581	$—	$108,581

(1)
Included in Level 1 and Level 3 assets are $0.2 million and $0.8 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for 2017, 2016 and 2015, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses), net Included in Income	Sales	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Year ended December 31, 2017:
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$2,040	$971	$(2,092)	$—	$—	$—	$919
Other assets:
Equity warrant assets (2)	128,813	54,263	(74,769)	14,537	—	(1,513)	121,331
Total assets	$130,853	$55,234	$(76,861)	$14,537	$—	$(1,513)	$122,250
Year ended December 31, 2016:
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$2,040	$(21)	$(4)	$—	$25	$—	$2,040
Other assets:
Equity warrant assets (2)	135,168	38,091	(56,643)	13,405	—	(1,208)	128,813
Total assets	$137,208	$38,070	$(56,647)	$13,405	$25	$(1,208)	$130,853
Year ended December 31, 2015:
Non-marketable and other securities (fair value accounting):
Other venture capital investments	$3,291	$1,192	$(2,356)	$—	$(87)	$—	$2,040
Other assets:
Equity warrant assets (2)	114,698	71,402	(61,044)	12,534	—	(2,422)	135,168
Total assets	$117,989	$72,594	$(63,400)	$12,534	$(87)	$(2,422)	$137,208

(1)	Realized and unrealized gains (losses) are recorded in the line item “Gains on investment securities, net”, a component of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net”, a component of noninterest income.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at December 31, 2017 and 2016, respectively:

	Year ended December 31,
(Dollars in thousands)	2017	2016
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$(444)	$1,739
Other assets:
Equity warrant assets (2)	11,174	14,502
Total unrealized gains, net	$10,730	$16,241
Unrealized (losses) gains attributable to noncontrolling interests	$(397)	$1,553

(1)	Unrealized gains are recorded on the line item “gains on investment securities, net”, a component of noninterest income.

(2)	Unrealized gains are recorded on the line item “gains on equity warrant assets, net”, a component of noninterest income.
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at December 31, 2017 and 2016. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
December 31, 2017:
Other venture capital investments (fair value accounting)	$919	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,936	Black-Scholes option pricing model	Volatility	47.9%
			Risk-Free interest rate	2.1
			Sales restrictions discount (2)	15.5
Equity warrant assets (private portfolio)	119,395	Black-Scholes option pricing model	Volatility	36.7
			Risk-Free interest rate	1.8
			Marketability discount (3)	16.4
			Remaining life assumption (4)	45.0
December 31, 2016:
Other venture capital investments (fair value accounting)	$2,040	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	764	Black-Scholes option pricing model	Volatility	46.6%
			Risk-Free interest rate	2.1
			Sales restrictions discount (2)	17.7
Equity warrant assets (private portfolio)	128,049	Black-Scholes option pricing model	Volatility	36.9
			Risk-Free interest rate	1.3
			Marketability discount (3)	17.1
			Remaining life assumption (4)	45.0

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

(4)
We adjust the contractual remaining term of private company warrants based on our best estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At December 31, 2017, the weighted average contractual remaining term was 6.0 years, compared to our estimated remaining life of 2.7 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

During 2017, 2016 and 2015 there were no transfers between Level 2 and Level 1. During 2017, 2016 and 2015, there were no transfers in our other venture capital investments from Level 3 to Level 2.
All other transfers from Level 3 to Level 2 during 2017, 2016 and 2015 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Estimated Fair Values of Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Held-to-Maturity Securities
Held-to-maturity securities include similar investments held in our AFS securities portfolio and are valued using the same methodologies. All securities included in our HTM securities portfolio are valued using Level 2 inputs. Refer to Level 2 fair value measurements in Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for significant inputs used in the valuation of our HTM securities.
Non-Marketable (Cost and Equity Method Accounting)
Non-marketable securities includes other investments (equity method accounting), venture capital and private equity fund investments (cost method accounting) and other venture capital investments (cost method accounting). Other investments

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(equity method accounting) includes our investment in SPD-SVB, our joint venture bank in China. At this time, the carrying value of our investment in SPD-SVB is a reasonable estimate of fair value. The fair value of the remaining other investments (equity method accounting) and the fair value of venture capital and private equity fund investments (cost method accounting) and other venture capital investments (cost method accounting) is based on financial information obtained from the fund investments’ or debt fund investments’ respective general partners. For private company investments, estimated fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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
Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at December 31, 2017 and 2016. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.
The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at December 31, 2017 and 2016:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
December 31, 2017:
Financial assets:
Cash and cash equivalents	$2,923,075	$2,923,075	$2,923,075	$—	$—
Held-to-maturity securities	12,663,455	12,548,280	—	12,548,280	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	120,019	126,345	—	—	126,345
Non-marketable securities (cost and equity method accounting) measured at net asset value (1)	228,399	331,496	—	—	—
Net commercial loans	20,238,247	20,520,623	—	—	20,520,623
Net consumer loans	2,613,045	2,593,538	—	—	2,593,538
FHLB and FRB stock	60,020	60,020	—	—	60,020
Accrued interest receivable	141,773	141,773	—	141,773	—
Financial liabilities:
Short-term FHLB advances	700,000	700,000	700,000	—	—
Federal funds purchased	330,000	330,000	330,000	—	—
Other short-term borrowings	3,730	3,730	3,730	—	—
Non-maturity deposits (2)	44,206,929	44,206,929	44,206,929	—	—
Time deposits	47,146	46,885	—	46,885	—
3.50% Senior Notes	347,303	352,058	—	352,058	—
5.375% Senior Notes	348,189	374,483	—	374,483	—
Accrued interest payable	11,192	11,192	—	11,192	—
Off-balance sheet financial assets:
Commitments to extend credit	—	22,208	—	—	22,208
December 31, 2016:
Financial assets:
Cash and cash equivalents	$2,545,750	$2,545,750	$2,545,750	$—	$—
Held-to-maturity securities	8,426,998	8,376,138	—	8,376,138	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	120,037	127,343	—	—	127,343
Non-marketable securities (cost and equity method accounting) measured at net asset value (1)	245,626	353,870	—	—	—
Net commercial loans	17,518,430	17,811,356	—	—	17,811,356
Net consumer loans	2,156,148	2,199,501	—	—	2,199,501
FHLB and FRB stock	57,592	57,592	—	—	57,592
Accrued interest receivable	111,222	111,222	—	111,222	—
Financial liabilities:
Short-term FHLB advances	500,000	500,000	500,000	—	—
Other short-term borrowings	12,668	12,668	12,668	—	—
Non-maturity deposits (2)	38,923,750	38,923,750	38,923,750	—	—
Time deposits	56,118	55,949	—	55,949	—
3.50% Senior Notes	346,979	337,600	—	337,600	—
5.375% Senior Notes	347,586	378,777	—	378,777	—
6.05% Subordinated Notes (3)	46,646	47,489	—	47,489	—
7.0% Junior Subordinated Debentures	54,493	53,140	—	53,140	—
Accrued interest payable	12,013	12,013	—	12,013	—
Off-balance sheet financial assets:
Commitments to extend credit	—	22,074	—	—	22,074

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
In accordance with the accounting standard (ASU 2015-07, Fair Value Measurement (Topic 820)), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(2)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(3)	At December 31, 2016, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was $0.8 million related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of December 31, 2017:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$127,192	$127,192	$5,842
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	89,809	89,809	4,943
Debt funds (2)	21,183	21,183	—
Other investments (2)	18,859	18,859	886
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	98,548	201,645	8,015
Total	$355,591	$458,688	$19,686

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $94.2 million and $4.4 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
As of December 31, 2017, both SVB Financial and the Bank were considered “well-capitalized” for regulatory purposes under existing capital guidelines.  There are no conditions or events since that date that management believes would have a material impact on that capital category.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the capital ratios for the Company and the Bank under federal regulatory guidelines, compared to the minimum regulatory capital requirements for an adequately capitalized and a well-capitalized depository institution, as of December 31, 2017 and 2016:

	Capital Ratios			Capital Amounts
(Dollars in thousands)	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum
December 31, 2017:
CET 1 risk-based capital:
SVB Financial	12.78%	6.5%	4.5%	$4,182,315	$2,127,902	$1,473,163
Bank	12.06	6.5	4.5	3,787,988	2,041,227	1,413,157
Tier 1 risk-based capital:
SVB Financial	12.97	8.0	6.0	4,246,606	2,618,957	1,964,218
Bank	12.06	8.0	6.0	3,787,988	2,512,279	1,884,209
Total risk-based capital:
SVB Financial	13.96	10.0	8.0	4,571,542	3,273,696	2,618,957
Bank	13.04	10.0	8.0	4,094,782	3,140,349	2,512,279
Tier 1 leverage:
SVB Financial	8.34	N/A	4.0	4,246,606	N/A	2,036,138
Bank	7.56	5.0	4.0	3,787,988	2,504,636	2,003,709
December 31, 2016:
CET 1 risk-based capital:
SVB Financial	12.80%	6.5%	4.5%	$3,616,404	$1,836,169	$1,271,194
Bank	12.65	6.5	4.5	3,397,232	1,745,695	1,208,558
Tier 1 risk-based capital:
SVB Financial	13.26	8.0	6.0	3,744,605	2,259,900	1,694,925
Bank	12.65	8.0	6.0	3,397,232	2,148,548	1,611,411
Total risk-based capital:
SVB Financial	14.21	10.0	8.0	4,015,236	2,824,875	2,259,900
Bank	13.66	10.0	8.0	3,667,709	2,685,685	2,148,548
Tier 1 leverage:
SVB Financial	8.34	N/A	4.0	3,744,605	N/A	1,796,387
Bank	7.67	5.0	4.0	3,397,232	2,214,467	1,771,574

22.	Segment Reporting
We have three reportable segments for management reporting purposes: Global Commercial Bank, SVB Private Bank and SVB Capital. The results of our operating segments are based on our internal management reporting process.
Our Global Commercial Bank and SVB Private Bank segments’ primary source of revenue is from net interest income, which is primarily the difference between interest earned on loans, net of funds transfer pricing ("FTP") and interest paid on deposits, net of FTP. Accordingly, these segments are reported using net interest income, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. FTP is calculated at an instrument level based on account characteristics.
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

◦
Our Commercial Bank products and services are provided by the Bank and its subsidiaries to commercial clients primarily in the technology, life science/healthcare, and private equity/venture capital industries. The Bank provides solutions to the financial needs of commercial clients through credit, treasury management, foreign exchange, trade finance, and other services. We broadly serve clients within the U.S., as well as non-U.S. clients in key international innovation markets. In addition, the Bank and its subsidiaries offer a variety of investment services and solutions to its clients that enable them to effectively manage their assets.

◦	Our Private Equity Division provides banking products and services primarily to our private equity and venture capital clients.

◦	SVB Wine provides banking products and services to our premium wine industry clients, including vineyard development loans.

◦
SVB Analytics previously provided equity valuation services to companies and private equity/venture capital firms and currently provides research for investors and companies in the global innovation economy. In September 2017, SVB Analytics sold its equity valuation services business.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for 2017, 2016 and 2015 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Year ended December 31, 2017
Net interest income	$1,274,366	$58,131	$48	$87,824	$1,420,369
Provision for credit losses	(81,553)	(4,386)	—	(6,365)	(92,304)
Noninterest income	366,000	2,175	58,992	130,064	557,231
Noninterest expense (3)	(706,341)	(17,693)	(19,340)	(267,281)	(1,010,655)
Income before income tax expense (4)	$852,472	$38,227	$39,700	$(55,758)	$874,641
Total average loans, net of unearned income	$18,479,793	$2,423,078	$—	$256,523	$21,159,394
Total average assets (5)	46,303,582	2,449,763	325,939	(699,012)	48,380,272
Total average deposits	41,043,731	1,303,542	—	397,875	42,745,148
Year ended December 31, 2016
Net interest income (expense)	$1,040,712	$53,582	$(49)	$56,278	$1,150,523
Provision for credit losses	(93,885)	(1,812)	—	(10,982)	(106,679)
Noninterest income	320,421	2,713	49,365	84,053	456,552
Noninterest expense (3)	(632,264)	(12,379)	(15,546)	(199,608)	(859,797)
Income before income tax expense (4)	$634,984	$42,104	$33,770	$(70,259)	$640,599
Total average loans, net of unearned income	$16,047,545	$2,025,381	$—	$210,665	$18,283,591
Total average assets (5)	41,494,321	2,047,513	338,848	106,769	43,987,451
Total average deposits	37,301,483	1,133,425	—	324,151	38,759,059
Year ended December 31, 2015
Net interest income	$853,882	$44,412	$3	$108,128	$1,006,425
(Provision for) reduction of credit losses	(94,913)	(2,716)	—	1,946	(95,683)
Noninterest income	272,862	2,011	70,857	127,064	472,794
Noninterest expense (3)	(578,888)	(12,185)	(14,699)	(174,190)	(779,962)
Income before income tax expense (4)	$452,943	$31,522	$56,161	$62,948	$603,574
Total average loans, net of unearned income	$12,984,646	$1,592,065	$—	$186,230	$14,762,941
Total average assets (5)	38,438,858	1,457,461	337,884	612,174	40,846,377
Total average deposits	34,996,194	1,108,411	—	188,757	36,293,362

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within "Other Items".

(2)
The "Other Items" column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income consists primarily of interest earned from our fixed income investment portfolio, net of FTP. Noninterest income consists primarily of gains on equity warrant assets, income from noncontrolling interests and gains or losses on the sale of fixed income securities. Noninterest expense consists primarily of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses.

(3)	The Global Commercial Bank segment includes direct depreciation and amortization of $24.9 million, $24.8 million and $20.3 million for 2017, 2016 and 2015, respectively.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.	Parent Company Only Condensed Financial Information
The condensed balance sheets of SVB Financial at December 31, 2017 and 2016, and the related condensed statements of income, comprehensive income and cash flows for 2017, 2016 and 2015, are presented below:
Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2017	2016
Assets:
Cash and cash equivalents	$457,324	$500,014
Investment securities	485,220	244,603
Net loans	—	13,337
Other assets	196,974	197,220
Investment in subsidiaries:
Bank subsidiary	3,762,542	3,423,427
Nonbank subsidiaries	90,540	113,928
Total assets	$4,992,600	$4,492,529

Liabilities and SVBFG stockholders’ equity:
3.50% Senior Notes	$347,303	$346,979
5.375% Senior Notes	348,189	347,586
7.0% Junior Subordinated Debentures	—	54,493
Other liabilities	117,313	100,917
Total liabilities	$812,805	$849,975
SVBFG stockholders’ equity	4,179,795	3,642,554
Total liabilities and SVBFG stockholders’ equity	$4,992,600	$4,492,529
Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest income	$2,077	$690	$964
Interest expense	(34,932)	(35,316)	(34,169)
Dividend income from bank subsidiary	90,000	40,000	—
Gains on equity warrant assets, net (1)	54,555	37,892	70,963
Gains on investment securities, net	37,132	20,644	39,447
Fund management fees and other noninterest income (1)	24,613	21,913	2,286
General and administrative expenses	(63,077)	(55,139)	(54,822)
Income tax benefit (expense)	10,367	423	(14,448)
Income before net income of subsidiaries	120,735	31,107	10,221
Equity in undistributed net income of nonbank subsidiaries	13,002	11,949	26,819
Equity in undistributed net income of bank subsidiary	356,769	339,629	306,864
Net income available to common stockholders	$490,506	$382,685	$343,904

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
Our consolidated statements of income for the years ended December 31, 2016 and 2015 were modified from prior periods’ presentation to conform to the current period's presentation, which reflects a new line item to separately disclose net gains on equity warrant assets. In prior periods, net gains on equity warrant assets were reported as a component of net gains on derivative instruments. We removed the line item "gains on derivative instruments, net" and reclassified all other gains on derivative instruments, net to other noninterest income.

Condensed Statements of Comprehensive Income

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Net income available to common stockholders	$490,506	$382,685	$343,904
Other comprehensive (loss) income, net of tax:
Foreign currency translation gains (losses)	3,769	3,071	(1,492)
Changes in unrealized holding gains and losses on AFS securities	22,285	654	(2,041)
Equity in other comprehensive (losses) income of subsidiaries	(50,956)	4,301	(23,767)
Other comprehensive (loss) income, net of tax	(24,902)	8,026	(27,300)
Total comprehensive income	$465,604	$390,711	$316,604

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income attributable to SVBFG	$490,506	$382,685	$343,904
Adjustments to reconcile net income to net cash used for operating activities:
Gains on equity warrant assets, net	(54,555)	(37,892)	(70,963)
Gains on investment securities, net	(37,132)	(20,644)	(39,447)
Net income of bank subsidiary	(446,769)	(379,629)	(306,864)
Net income on nonbank subsidiaries	(13,002)	(11,949)	(26,819)
Cash dividends from bank subsidiary	90,000	40,000	—
Amortization of share-based compensation	36,900	35,494	32,239
Decrease (increase) in other assets	12,959	35,699	(30,638)
Increase in other liabilities	11,774	15,293	28,985
Other, net	131	2,992	15,956
Net cash provided by (used for) operating activities	90,812	62,049	(53,647)

Cash flows from investing activities:
Net (increase) decrease in investment securities from purchases, sales and maturities	(117,743)	54,737	31,380
Net decrease (increase) in loans	13,337	(3,478)	6,825
Increase in investment in bank subsidiary	(38,927)	(14,738)	(378,286)
Decrease in investment in nonbank subsidiaries	34,374	1,924	71,062
Net cash (used for) provided by investing activities	(108,959)	38,445	(269,019)

Cash flows from financing activities:
Principal payments of long-term debt	(51,546)	—	—
Proceeds from issuance of common stock, ESPP and ESOP	27,003	26,147	22,410
Tax effect from stock exercises (1)	—	(3,640)	16,602
Net proceeds from issuance of long-term debt	—	—	346,431
Net cash (used for) provided by financing activities	(24,543)	22,507	385,443
Net (decrease) increase in cash and cash equivalents	(42,690)	123,001	62,777
Cash and cash equivalents at beginning of period	500,014	377,013	314,236
Cash and cash equivalents at end of period	$457,324	$500,014	$377,013

(1)
In 2017 we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting on a prospective basis with no change to prior period amounts. See Note 2- "Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" under Part II, Item 8 of this report for additional details.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24.	Unaudited Quarterly Financial Data
Our supplemental consolidated financial information for each three month period in 2017 and 2016 are as follows:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
2017:
Interest income	$320,926	$353,927	$385,271	$405,016
Interest expense	10,933	11,231	11,297	11,310
Net interest income	309,993	342,696	373,974	393,706
Provision for credit losses	30,734	15,806	23,522	22,242
Noninterest income	117,659	128,528	158,778	152,266
Noninterest expense	237,633	251,246	257,761	264,015
Income before income tax expense	159,285	204,172	251,469	259,715
Income tax expense (1)	51,405	71,656	97,351	135,051
Net income before noncontrolling interests	107,880	132,516	154,118	124,664
Net income attributable to noncontrolling interests	(6,397)	(9,323)	(5,498)	(7,454)
Net income available to common stockholders (1)	$101,483	$123,193	$148,620	$117,210
Earnings per common share—basic (1)	$1.94	$2.34	$2.82	$2.22
Earnings per common share—diluted (1)	1.91	2.32	2.79	2.19

2016:
Interest income	$291,658	$293,992	$300,413	$307,333
Interest expense	10,237	10,656	11,252	10,728
Net interest income	281,421	283,336	289,161	296,605
Provision for credit losses (2)	33,475	36,746	20,004	16,454
Noninterest income	86,134	112,776	144,140	113,502
Noninterest expense (2)	203,899	199,939	220,773	235,186
Income before income tax expense	130,181	159,427	192,524	158,467
Income tax expense	53,584	65,047	76,877	54,825
Net income before noncontrolling interests	76,597	94,380	115,647	103,642
Net loss (income) attributable to noncontrolling interests	2,577	(1,416)	(4,566)	(4,176)
Net income available to common stockholders	$79,174	$92,964	$111,081	$99,466
Earnings per common share—basic	$1.53	$1.79	$2.13	$1.91
Earnings per common share—diluted	1.52	1.78	2.12	1.89

(1)
Included in income tax expense, net income available to common stockholders, earnings per common share-basic and earnings for common share-diluted in 2017, are tax benefits recognized associated with the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. This guidance was adopted on a prospective basis with no change to prior period amounts.

(2)
Our consolidated statements of income for the quarterly periods in 2016 were modified from prior periods’ presentation to conform to the current period's presentation, which reflects our provision for loan losses and provision for unfunded credit commitments together as our “provision for credit losses”. In prior periods, our provision for unfunded credit commitments were reported separately as a component of noninterest expense.

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
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.

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
As of December 31, 2017, the Company carried out an assessment, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company's internal control over financial reporting, management used the framework established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is included in "Consolidated Financial Statements and Supplementary Data" under Part II, Item 8 of this report under the heading “Report of Independent Registered Public Accounting Firm.”
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
The information set forth under the sections titled “Proposal No. 1-Election of Directors,” “Information on Executive Officers,” “Board Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters” contained in the definitive proxy statement for SVB Financial's 2018 Annual Meeting of Stockholders is incorporated herein by reference.
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
We intend to disclose any waivers from or changes to our Code of Ethics by posting such information on our website. No waivers or substantive changes were made during fiscal year 2017.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the sections titled “Information on Executive Officers,” “Compensation Discussion and Analysis,” “Compensation for Named Executive Officers,” “Compensation for Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the definitive proxy statement for SVB Financial's 2018 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial's 2018 Annual Meeting of Stockholders is incorporated herein by reference.
Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2017 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	808,049	$105.68	3,705,463
Equity compensation plans not approved by stockholders	n/a	n/a	n/a
Total	808,049	$105.68	3,705,463

(1)	Represents options granted under our 2006 Equity Incentive Plan. This number does not include securities to be issued for unvested restricted stock units of 637,667 shares.

(2)
Includes shares available for issuance under our 2006 Equity Incentive Plan and 1,614,399 shares available for issuance under the 1999 Employee Stock Purchase Plan. This amount excludes securities already granted under our 2006 Equity Incentive Plan (as discussed above).

For additional information concerning our equity compensation plans, refer to Note 4—“Share-Based Compensation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters-Board Independence and Leadership” in the definitive proxy statement for SVB Financial's 2018 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial's 2018 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits:

		Page

(1)	Financial Statements. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:

	Report of Independent Registered Public Accounting Firm	98
	Consolidated Balance Sheets as of December 31, 2017 and 2016	100
	Consolidated Statements of Income for the three years ended December 31, 2017	101
	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2017	102
	Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2017	103
	Consolidated Statements of Cash Flows for the three years ended December 31, 2017	105
	Notes to the Consolidated Financial Statements	106

(2)	Financial Statement Schedule. The consolidated financial statements and supplementary data are contained in Part II Item 8. All schedules other than as set forth above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes in Part II Item 8.	98

(3)	Exhibits.	185

ITEM 16.	FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008
3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008
4.1	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.2	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003
4.3	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.4	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated as of October 20, 2003	8-K	000-15637	4.15	November 19, 2003
4.5	Guarantee Agreement, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003
4.6	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.7	Certificate Evidencing 7% Common Securities of SVB Capital II, dated as of October 30, 2003	8-K	000-15637	4.18	November 19, 2003
4.8	Officers' Certificate and Company Order, dated as of October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003
4.9	Indenture, dated September 20, 2010, by and between SVB Financial and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.10	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010
4.11	Officer's Certificate, dated as of January 29, 2015, relating to the 3.50% Senior Note Due 2025	8-K	000-15637	4.2	January 29, 2015
4.12	Form of 3.50% Senior Note due 2025	8-K	000-15637	4.3	January 29, 2015
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3001, 3003 and 3101 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
*10.2	401(k) and Employee Stock Ownership Plan	10-K	000-15637	10.2	February 27, 2014
*10.3	Amended and Restated Retention Program Plan (RP Years 1999 - 2007)	10-Q	000-15637	10.4	August 7, 2008
*10.4	1999 Employee Stock Purchase Plan	10-Q	000-15637	10.1	August 8, 2016
*10.5	Form of Indemnification Agreement	10-Q	000-15637	10.7	November 6, 2009
*10.6	Incentive Compensation Plan	10-K	000-15637	10.6	February 26, 2016
*10.7	Deferred Compensation Plan	10-Q	000-15637	10.1	November 6, 2015
*10.8	Change in Control Severance Plan	8-K	000-15637	10.14	March 15, 2012
*10.9	2006 Equity Incentive Plan	10-K	000-15637	10.9	February 26, 2016
*10.10	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.16	August 7, 2009
*10.11	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.17	August 7, 2009
*10.12	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Executives)+	10-Q	000-15637	10.18	August 7, 2009
*10.13	Form of Restricted Stock Unit Agreement for Employees under 2006 Equity Incentive Plan+	10-Q	000-15637	10.19	August 7, 2009
*10.14	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.20	August 7, 2009
*10.15	Offer Letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
*10.16	Offer Letter dated April 25, 2007, for Michael Descheneaux	8-K/A	000-15637	10.32	May 2, 2007

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.17	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Directors)+	10-Q	000-15637	10.23	August 7, 2009
*10.18	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Directors)+	10-Q	000-15637	10.24	November 10, 2008
*10.19	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Executives)+	10-Q	000-15637	10.27	November 10, 2008
*10.20	Retention Program Plan (RP Years Beginning 2008)	10-Q	000-15637	10.26	August 7, 2008
*10.21	Form of Letter Agreement with Michael Descheneaux re: Salary Changes	8-K	000-15637	10.31	May 14, 2009
*10.22	Form of Stock Appreciation Right Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.32	August 7, 2009
*10.23	Form of Restricted Stock Unit Agreement for Cash Settlement for Employees under 2006 Equity Incentive Plan+	10-Q	000-15637	10.33	August 7, 2009
*10.24	Form of Restricted Stock Unit Agreement for Cash Settlement for Directors under 2006 Equity Incentive Plan+	10-Q	000-15637	10.34	August 7, 2009
*10.25	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.33	February 27, 2014
*10.26	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.34	February 27, 2014
*10.27	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.35	February 27, 2014
*10.28	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.36	February 27, 2014
*10.29	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan (Performance-Based)++	10-K	000-15637	10.37	February 27, 2014
*10.30	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.38	February 27, 2014
*10.31	UK Sub-Plan of the 2006 Equity Incentive Plan++	10-Q	000-15637	10.3	May 9, 2014
*10.32	Form of U.K. Approved Stock Options and Award Agreement under the UK Sub-Plan++	10-Q	000-15637	10.4	May 9, 2014
*10.33	Israeli Sub-Plan of the 2006 Equity Incentive Plan++	10-Q	000-15637	10.5	May 9, 2014
*10.34	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.2	January 9, 2015
*10.35	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.3	January 9, 2015
*10.36	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Time-Based Vesting)+++	8-K	000-15637	10.4	January 9, 2015
*10.37	Form of Restricted Stock Unit Agreement under 2006 Incentive Plan (Subject to Performance-Based Vesting)+++	8-K	000-15637	10.5	January 9, 2015
*10.38	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.6	January 9, 2015
*10.39	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.7	January 9, 2015
*10.40	Form of U.K.-Approved Stock Option Agreement+++	8-K	000-15637	10.8	January 9, 2015
*10.41	Service Agreement, dated July 14, 2009, between SVB Financial Group UK Limited and Philip Cox	10-K	000-15637	10.47	February 26, 2015
*10.42	Offer Agreement dated April 28, 2017, by and between Daniel Beck and SVB Financial Group	8-K	000-15637	10.1	May 12, 2017
*10.43	Letter Agreement dated May 11, 2017, by and between Michael Descheneaux and SVB Financial Group	8-K	000-15637	10.2	May 12, 2017
21.1	Subsidiaries of SVB Financial					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement.

+	Forms applicable to grants made under the 2006 Equity Incentive Plan during 2013 and prior years.

++	Forms applicable to grants made under the 2006 Equity Incentive Plan during 2014.

+++	Forms applicable to grants made under the 2006 Equity Incentive Plan beginning in 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVB Financial Group

/s/ GREG W. BECKER
Greg W. Becker
President and Chief Executive Officer
Dated: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER F. DUNBAR	Chairman of the Board of Directors and Director	February 28, 2018
Roger F. Dunbar

/s/ GREG W. BECKER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
Greg W. Becker

/s/ DANIEL J. BECK	Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Daniel J. Beck

/s/ KAMRAN F. HUSAIN	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Kamran F. Husain

/s/ ERIC A. BENHAMOU	Director	February 28, 2018
Eric A. Benhamou

/s/ DAVID M. CLAPPER	Director	February 28, 2018
David M. Clapper

/s/ JOHN S. CLENDENING	Director	February 28, 2018
John S. Clendening

/s/ JOEL P. FRIEDMAN	Director	February 28, 2018
Joel P. Friedman

/s/ LATA KRISHNAN	Director	February 28, 2018
Lata Krishnan

/s/ JEFFREY N. MAGGIONCALDA	Director	February 28, 2018
Jeffrey N. Maggioncalda

/s/ MARY J. MILLER	Director	February 28, 2018
Mary J. Miller

/s/ KATE D. MITCHELL	Director	February 28, 2018
Kate D. Mitchell

/s/ JOHN F. ROBINSON	Director	February 28, 2018
John F. Robinson

/s/ GAREN K. STAGLIN	Director	February 28, 2018
Garen K. Staglin