Form 10-Q
period 2018-03-31
SVB FINANCIAL GROUP
filed 2018-05-08
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Large accelerated filer        ☒             Accelerated filer        ☐
Non-accelerated filer        ☐     (Do not check if a smaller reporting company)
Smaller reporting company         ☐        Emerging growth company        ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2018, 52,973,918 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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
UK— United Kingdom
VIE— Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$2,619,384	$2,923,075
Available-for-sale securities, at fair value (cost of $10,189,071 and $11,131,008, respectively)	10,080,384	11,120,664
Held-to-maturity securities, at cost (fair value of $14,229,439 and $12,548,280, respectively)	14,548,856	12,663,455
Non-marketable and other equity securities	824,936	651,053
Total investment securities	25,454,176	24,435,172
Loans, net of unearned income	24,587,944	23,106,316
Allowance for loan losses	(274,294)	(255,024)
Net loans	24,313,650	22,851,292
Premises and equipment, net of accumulated depreciation and amortization	127,054	128,682
Accrued interest receivable and other assets	986,523	876,246
Total assets	$53,500,787	$51,214,467
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$37,515,355	$36,655,497
Interest-bearing deposits	8,421,177	7,598,578
Total deposits	45,936,532	44,254,075
Short-term borrowings	1,102,140	1,033,730
Other liabilities	1,206,660	911,755
Long-term debt	695,731	695,492
Total liabilities	48,941,063	46,895,052
Commitments and contingencies (Note 13 and Note 16)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 52,922,219 shares and 52,835,188 shares outstanding, respectively	53	53
Additional paid-in capital	1,326,998	1,314,377
Retained earnings	3,160,081	2,866,837
Accumulated other comprehensive loss	(71,686)	(1,472)
Total SVBFG stockholders’ equity	4,415,446	4,179,795
Noncontrolling interests	144,278	139,620
Total equity	4,559,724	4,319,415
Total liabilities and total equity	$53,500,787	$51,214,467

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2018	2017
Interest income:
Loans	$297,073	$227,341
Investment securities:
Taxable	124,477	89,803
Non-taxable	5,092	646
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	5,756	3,136
Total interest income	432,398	320,926
Interest expense:
Deposits	4,097	1,717
Borrowings	8,438	9,216
Total interest expense	12,535	10,933
Net interest income	419,863	309,993
Provision for credit losses	27,972	30,734
Net interest income after provision for credit losses	391,891	279,259
Noninterest income:
Gains on investment securities, net	9,058	15,970
Gains on equity warrant assets, net	19,191	6,690
Foreign exchange fees	33,827	26,247
Credit card fees	21,692	17,730
Deposit service charges	17,699	13,975
Client investment fees	22,875	9,026
Lending related fees	10,735	8,961
Letters of credit and standby letters of credit fees	8,182	6,639
Other	12,259	12,421
Total noninterest income	155,518	117,659
Noninterest expense:
Compensation and benefits	165,806	147,176
Professional services	28,725	25,419
Premises and equipment	18,545	15,858
Net occupancy	13,616	11,651
Business development and travel	11,191	9,195
FDIC and state assessments	9,430	8,682
Correspondent bank fees	3,410	3,445
Other	14,694	16,207
Total noninterest expense	265,417	237,633
Income before income tax expense	281,992	159,285
Income tax expense	73,966	51,405
Net income before noncontrolling interests	208,026	107,880
Net income attributable to noncontrolling interests	(13,065)	(6,397)
Net income available to common stockholders	$194,961	$101,483
Earnings per common share—basic	$3.69	$1.94
Earnings per common share—diluted	3.63	1.91

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Net income before noncontrolling interests	$208,026	$107,880
Other comprehensive loss, net of tax:
Change in foreign currency cumulative translation gains and losses:
Foreign currency translation gains	3,106	957
Related tax expense	(856)	(390)
Change in unrealized gains and losses on available-for-sale securities:
Unrealized holding losses	(58,027)	(7,757)
Related tax benefit	15,926	3,136
Reclassification adjustment for gains included in net income	—	(608)
Related tax expense	—	248
Reclassification of unrealized gains on equity securities to retained earnings for ASU 2016-01 (1)	(40,316)	—
Related tax expense (1)	11,145	—
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	(1,206)	(1,771)
Related tax benefit	333	713
Reclassification of stranded tax effect to retained earnings for ASU 2018-02 (1)	(319)	—
Other comprehensive loss, net of tax	(70,214)	(5,472)
Comprehensive income	137,812	102,408
Comprehensive income attributable to noncontrolling interests	(13,065)	(6,397)
Comprehensive income attributable to SVBFG	$124,747	$96,011

(1)
See "Adoption of New Accounting Standards" in Note 1—“Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2016	52,254,074	$52	$1,242,741	$2,376,331	$23,430	$3,642,554	$134,483	$3,777,037
Common stock issued under employee benefit plans, net of restricted stock cancellations	162,797	—	6,743	—	—	6,743	—	6,743
Common stock issued under ESOP	10,838	—	2,094	—	—	2,094	—	2,094
Net income	—	—	—	101,483	—	101,483	6,397	107,880
Capital calls and distributions, net	—	—	—	—	—	—	(1,755)	(1,755)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	(4,981)	(4,981)	—	(4,981)
Amortization of unrealized holding gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(1,058)	(1,058)	—	(1,058)
Foreign currency translation adjustments, net of tax	—	—	—	—	567	567	—	567
Share-based compensation, net	—	—	16,929	—	—	16,929	—	16,929
Balance at March 31, 2017	52,427,709	$52	$1,268,507	$2,477,814	$17,958	$3,764,331	$139,125	$3,903,456
Balance at December 31, 2017	52,835,188	$53	$1,314,377	$2,866,837	$(1,472)	$4,179,795	$139,620	$4,319,415
Cumulative adjustment for ASU 2014-09, net of tax (1)	—	—	—	(5,802)	—	(5,802)	—	(5,802)
Cumulative adjustment for ASU 2016-01, net of tax (1)	—	—	—	103,766	(29,171)	74,595	—	74,595
Reclassification of stranded tax effect for ASU 2018-02 (1)	—	—	—	319	(319)	—	—	—
Common stock issued under employee benefit plans, net of restricted stock cancellations	77,359	—	(479)	—	—	(479)	—	(479)
Common stock issued under ESOP	9,672	—	2,577	—	—	2,577	—	2,577
Net income	—	—	—	194,961	—	194,961	13,065	208,026
Capital calls and distributions, net	—	—	—	—	—	—	(8,407)	(8,407)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	(42,101)	(42,101)	—	(42,101)
Amortization of unrealized holding gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(873)	(873)	—	(873)
Foreign currency translation adjustments, net of tax	—	—	—	—	2,250	2,250	—	2,250
Share-based compensation, net	—	—	10,523	—	—	10,523	—	10,523
Balance at March 31, 2018	52,922,219	$53	$1,326,998	$3,160,081	$(71,686)	$4,415,446	$144,278	$4,559,724

(1)
See "Adoption of New Accounting Standards" in Note 1—“Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income before noncontrolling interests	$208,026	$107,880
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	27,972	30,734
Changes in fair values of equity warrant assets, net of proceeds from exercises	(17,508)	(1,545)
Changes in fair values of derivatives, net	3,928	3,887
Gains on investment securities, net (1)	(9,058)	(8,942)
Distributions of earnings from non-marketable and other equity securities (1)	11,385	12,159
Depreciation and amortization	14,377	12,391
Amortization of premiums and discounts on investment securities, net	(1,125)	400
Amortization of share-based compensation	10,523	9,203
Amortization of deferred loan fees	(29,133)	(23,650)
Deferred income tax benefit	(8,834)	(15,386)
Excess tax benefit from exercise of stock options and vesting of restricted shares	(2,543)	(6,063)
Other gains	—	(3,981)
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(18,365)	(6,750)
Accounts receivable and payable, net	(7,277)	(1,976)
Income tax receivable and payable, net	69,869	65,524
Accrued compensation	(106,356)	(89,653)
Foreign exchange spot contracts, net	134,638	30,995
Other, net	67,885	(3,290)
Net cash provided by operating activities	348,404	111,937
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(595,543)
Proceeds from sales of available-for-sale securities	—	2,078
Proceeds from maturities and pay downs of available-for-sale securities	911,839	824,551
Purchases of held-to-maturity securities	(2,295,985)	(589,855)
Proceeds from maturities and pay downs of held-to-maturity securities	470,232	416,206
Purchases of non-marketable and other securities	(20,401)	(545)
Proceeds from sales and distributions of capital of non-marketable and other securities (1)	9,377	11,744
Net increase in loans	(1,463,998)	(519,454)
Purchases of premises and equipment	(7,717)	(10,599)
Net cash used for investing activities	(2,396,653)	(461,417)
Cash flows from financing activities:
Net increase in deposits	1,682,457	2,099,832
Net increase (decrease) in short-term borrowings	68,410	(507,505)
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(8,407)	(1,755)
Proceeds from issuance of common stock, ESPP and ESOP	2,098	8,837
Net cash provided by financing activities	1,744,558	1,599,409
Net (decrease) increase in cash and cash equivalents	(303,691)	1,249,929
Cash and cash equivalents at beginning of period	2,923,075	2,545,750
Cash and cash equivalents at end of period	$2,619,384	$3,795,679
Supplemental disclosures:
Cash paid during the period for:
Interest	$20,411	$17,956
Income taxes	9,385	3,304
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$(42,101)	$(4,981)
Distributions of stock from investments	2,282	357

(1)
During the first quarter of 2018 we adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance was adopted on a retrospective basis and impacted the presentation between investing and operating activities related to distributions and net gains from our nonmarketable and other securities portfolio. See Note 1—“Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).
The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2017 Form 10-K.
The preparation of unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include measurements of fair value, the valuation of non-marketable and other equity securities, the valuation of equity warrant assets, the adequacy of the allowance for loan losses and allowance for unfunded credit commitments, and the recognition and measurement of income tax assets and liabilities.
Principles of Consolidation and Presentation
Our consolidated financial statements include the accounts of SVB Financial Group and consolidated entities. We consolidate voting entities in which we have control through voting interests or entities through which we have a controlling financial interest in a variable interest entity (“VIE”). We determine whether we have a controlling financial interest in a VIE by determining if we have: (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses, or (c) the right to receive the expected returns of the entity. Generally, we have significant variable interests if our commitments to a limited partnership investment represent a significant amount of the total commitments to the entity. We also evaluate the impact of related parties on our determination of variable interests in our consolidation conclusions. We consolidate VIEs in which we are the primary beneficiary based on a controlling financial interest. If we are not the primary beneficiary of a VIE, we record our pro-rata interests based on our ownership percentage.
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
On January 1, 2018, we adopted the new accounting standard ASU 2014-09, Revenue from Contracts with Customers and all the related amendments ("new revenue standard", "ASC 606" or "ASU 2014-09") using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We elected to apply the practical expedient which allows us to expense costs related to obtaining contracts as incurred because the amortization period would have been one year or less. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
We completed a comprehensive scoping exercise to determine the revenue streams that are within the scope of this guidance. The scope of this guidance explicitly excludes net interest income, including interest income earned from our loan and fixed income securities portfolios, as well as certain other noninterest income earned from our lending-, investment- and derivative-related activities. Based on our completed assessment, we did not identify any material changes to the timing or the amounts of our revenue recognition, however, we identified a change in the timing of recognizing fund management fees in other noninterest income for a portion of our SVB Capital funds. Fund management fees for these certain SVB Capital funds will now be recognized at the time of distribution which typically occurs later in the life of the fund than had been previously recognized. The cumulative adjustment to retained earnings associated with this change was $5.8 million, net of tax, with an immaterial impact to our net income on an ongoing basis.
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, and unearned revenue when revenue is recognized subsequent to receipt of consideration. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. During the three months ended March 31, 2018, changes in our contract assets, contract liabilities and receivables were not material. Additionally, revenues recognized during the three months ended March 31, 2018 that were included in the corresponding contract liability balance at the beginning of the period were not material.
The cumulative effect of the changes to our consolidated balance sheets at January 1, 2018, for the adoption of the new revenue standard were as follows:

(Dollars in thousands)	Balance at December 31, 2017	Adjustments Due to Adoption of ASC 606	Balance at January 1, 2018
Accrued interest receivable and other assets:
Accounts receivable	$55,946	$(34,340)	$21,606
Other liabilities:
Deferred revenue	27,057	(26,321)	736
Current taxes payable	4,675	(2,217)	2,458
Stockholders' Equity:
Retained earnings	2,866,837	(5,802)	2,861,035

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated balance sheets and statements of income at and for the three months ended March 31, 2018, were as follows:

	March 31, 2018
(Dollars in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Accrued interest receivable and other assets:
Accounts receivable	$47,978	$85,077	$(37,099)
Other liabilities:
Deferred fees	734	28,685	(27,951)
Current taxes payable	67,001	65,023	1,978
Stockholders' Equity:
Retained earnings	3,160,081	3,166,514	(6,433)

	Three months ended March 31, 2018
(Dollars in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Other noninterest income:
Fund management fees	$5,736	$6,606	$(870)
Income tax expense	73,966	74,205	(239)

Net Income available to common stockholders	194,961	195,592	(631)
Diluted earnings per share	3.63	3.64	(0.01)
In February 2018, the FASB issued a new accounting standard update (ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU "2018-02")) to address certain stranded income tax effects in accumulated other comprehensive income ("AOCI") resulting from H.R.1, known as the Tax Cuts and Jobs Act (the "TCJ Act"). ASU 2018-02 changed current accounting whereby an entity may elect to reclassify the stranded tax effect from AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJ Act (or portion thereof) is recorded. ASU 2018-02 is effective for periods beginning after December 15, 2018 and early adoption is permitted. We have elected to early adopt ASU 2018-02 and reclassified approximately $0.3 million from accumulated other comprehensive income to retained earnings within our consolidated statements of stockholders' equity for the three months ended March 31, 2018.
On January 1, 2018, we adopted the new accounting standard update ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. We adopted this guidance using the modified retrospective method and our equity investments carried at cost with readily determinable fair values were re-measured at fair value and the difference between cost and fair value was recorded as a cumulative-effect adjustment to opening retained earnings as of January 1, 2018. The adjustment to opening retained earnings for these investments was $74.6 million, net of tax, with subsequent changes in the fair value of these equity securities recorded as unrealized gains or losses in our consolidated statements of income. Additionally, in accordance with this guidance, net unrealized gains of $29.2 million, net of tax, included in accumulated other comprehensive income on January 1, 2018, related to our previously reported available-for-sale equity securities, were reclassified as an adjustment to retained earnings. Subsequent changes in the fair value of these equity securities were recorded as unrealized gains or losses in our consolidated statements of income. Furthermore, for purposes of disclosing the fair value of loans carried at amortized cost, our valuation methodology was updated to conform to an “exit price” concept as required by the standard update, resulting in an immaterial change in the fair value.
In August 2016, the FASB issued a new accounting standard update (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments), which clarifies the guidance on eight specific cash flow issues. We adopted the new accounting standard, specifically as it relates to distributions from our equity method investments, on January 1, 2018. We elected to adopt the nature of distribution approach and applied the guidance retrospectively. The new guidance had an immaterial impact on the presentation between investing and operating activities within our statements of cash flows related to distributions and net gains from our nonmarketable and other securities portfolio.

In November 2016, the FASB issued a new accounting standard update (ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash), which requires that a statement of cash flows explains the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  Previous to the update, there had been some diversity in practice.  Given that we had already classified restricted cash such as cash reserves at the Federal Reserve as part of cash and cash equivalents on the cash flow statement, the update had no impact on how we were already reporting and presenting our statement of cash flows.
Recent Accounting Pronouncements
In February 2016, the FASB issued a new accounting standard update (ASU 2016-02, Leases (Topic 842)), which will require for all operating leases the recognition of a right-of-use asset and a corresponding lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. This guidance will be effective on January 1, 2019, on a modified retrospective basis, with early adoption permitted. We plan to adopt the lease accounting guidance in the first quarter of 2019 and are currently evaluating the impact this guidance will have on our consolidated financial statements by reviewing our existing lease contracts and service contracts that may include embedded leases. While we are continuing to assess potential impacts of the standard, we currently expect to recognize right-of-use assets and related lease liabilities associated predominantly with noncancelable operating leases, as included in the table of minimum future payments, in the amount of $226 million as disclosed in Note 19 of our 2017 Form 10-K.
In June 2016, the FASB issued a new accounting standard update (ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments), which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance will be effective January 1, 2020, on a modified retrospective approach, with early adoption permitted, but not before January 1, 2019. We currently have a project team in place and subject matter experts to assist with our review of key interpretive issues and the assessment of our existing credit loss forecasting models and processes against the new guidance to determine what modifications may be required. We are currently evaluating the impact this guidance will have on our financial position, results of operation and stockholders’ equity.
Reclassifications
Certain prior period amounts, primarily related to the adoption of new accounting guidance, have been reclassified to conform to current period presentations.

2.	Stockholders' Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income (unaudited) for the three months ended March 31, 2018 and 2017:

		Three months ended March 31,
(Dollars in thousands)	Income Statement Location	2018	2017
Reclassification adjustment for gains included in net income	Gains on investment securities, net	$—	$(608)
Related tax expense	Income tax expense	—	248
Total reclassification adjustment for gains included in net income, net of tax		$—	$(360)

EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable for stock options and restricted stock units outstanding under our 2006 Equity Incentive Plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars and shares in thousands, except per share amounts)	2018	2017
Numerator:
Net income available to common stockholders	$194,961	$101,483
Denominator:
Weighted average common shares outstanding—basic	52,883	52,344
Weighted average effect of dilutive securities:
Stock options and ESPP	420	440
Restricted stock units	382	395
Weighted average common shares outstanding—diluted	53,685	53,179
Earnings per common share:
Basic	$3.69	$1.94
Diluted	3.63	1.91

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation due to the antidilutive effect for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Shares in thousands)	2018	2017
Stock options	4	—
Restricted stock units	—	21
Total	4	21

3.	Share-Based Compensation
For the three months ended March 31, 2018 and 2017, we recorded share-based compensation and related tax benefits as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Share-based compensation expense	$10,523	$9,203
Income tax benefit related to share-based compensation expense	(2,317)	(3,015)
Unrecognized Compensation Expense
As of March 31, 2018, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Weighted Average Expected Recognition Period - in Years
Stock options	$8,290	2.48
Restricted stock units	46,036	2.48
Total unrecognized share-based compensation expense	$54,326

Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the three months ended March 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2017	808,049	$105.68
Granted	471	260.72
Exercised	(51,271)	68.05
Forfeited	(1,926)	130.69
Outstanding at March 31, 2018	755,323	108.26	3.61	$99,521,692
Vested and expected to vest at March 31, 2018	738,585	107.43	3.57	97,934,520
Exercisable at March 31, 2018	416,281	87.28	2.50	63,585,697
The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $240.01 as of March 31, 2018. The total intrinsic value of options exercised during the three months ended March 31, 2018 was $9.4 million, compared to $16.5 million for the comparable 2017 period.
The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the three months ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	637,667	$135.86
Granted	10,699	237.94
Vested	(42,171)	126.23
Forfeited	(13,332)	132.87
Nonvested at March 31, 2018	592,863	138.46

4.	Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and our investments in qualified affordable housing projects.

The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
March 31, 2018:
Assets:
Cash and cash equivalents	$5,040	$—	$—
Non-marketable and other equity securities (1)	200,246	501,810	501,810
Accrued interest receivable and other assets	466	—	—
Total assets	$205,752	$501,810	$501,810
Liabilities:
Other liabilities (1)	717	137,783	—
Total liabilities	$717	$137,783	$—
December 31, 2017:
Assets:
Cash and cash equivalents	$6,674	$—	$—
Non-marketable and other equity securities (1)	190,562	346,097	346,097
Accrued interest receivable and other assets	365	—	—
Total assets	$197,601	$346,097	$346,097
Liabilities:
Other liabilities (1)	990	100,891	—
Total liabilities	$990	$100,891	$—

(1)
Included in our unconsolidated non-marketable and other equity securities portfolio at March 31, 2018 and December 31, 2017 are investments in qualified affordable housing projects of $225.8 million and $174.2 million, respectively, and related other liabilities consisting of unfunded credit commitments of $137.8 million and $100.9 million, respectively.

Non-marketable and other equity securities
Our non-marketable and other equity securities portfolio primarily represents investments in venture capital and private equity funds, SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture bank in China (“SPD-SVB”)), debt funds, private and public portfolio companies and investments in qualified affordable housing projects. A majority of these investments are through third- party funds held by SVB Financial in which we do not have controlling or significant variable interests. These investments represent our unconsolidated VIEs in the table above. Our non-marketable and other equity securities portfolio also includes investments from SVB Capital. SVB Capital is the funds management business of SVB Financial Group, which focuses primarily on venture capital investments. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. We have a controlling and significant variable interest in four of these SVB Capital funds and consolidate these funds for financial reporting purposes.
All investments are generally nonredeemable and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreement. Subject to applicable regulatory requirements, including the Volcker Rule, we also make commitments to invest in venture capital and private equity funds. For additional details, see Note 13—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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

As of March 31, 2018, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $205.0 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $501.8 million.

5.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Cash and due from banks (1)	$2,241,287	$2,672,290
Securities purchased under agreements to resell (2)	375,180	247,876
Other short-term investment securities	2,917	2,909
Total cash and cash equivalents	$2,619,384	$2,923,075

(1)
At March 31, 2018 and December 31, 2017, $378.2 million and $624.0 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were both $1.1 billion at March 31, 2018 and December 31, 2017.

(2)
At March 31, 2018 and December 31, 2017, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $382.7 million and $252.8 million, respectively. None of these securities were sold or repledged as of March 31, 2018 and December 31, 2017.

6.	Investment Securities
Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and, (ii) a non-marketable and other equity securities portfolio, which primarily represents investments managed as part of our funds management business as well as public equity securities held as a result of equity warrant assets exercised.
Available-for-Sale Securities
The components of our available-for-sale investment securities portfolio at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$6,066,397	$—	$(49,520)	$6,016,877
U.S. agency debentures	1,569,943	321	(8,430)	1,561,834
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	2,198,479	97	(52,403)	2,146,173
Agency-issued collateralized mortgage obligations—variable rate	354,252	1,375	(127)	355,500
Total available-for-sale securities	$10,189,071	$1,793	$(110,480)	$10,080,384

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$6,865,068	$1,113	$(25,679)	$6,840,502
U.S. agency debentures	1,569,195	3,569	(5,636)	1,567,128
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	2,292,311	258	(25,534)	2,267,035
Agency-issued collateralized mortgage obligations—variable rate	372,481	1,375	(126)	373,730
Equity securities	31,953	40,525	(209)	72,269
Total available-for-sale securities	$11,131,008	$46,840	$(57,184)	$11,120,664

The following table summarizes sale activity of available-for-sale securities during the three months ended March 31, 2018 and 2017 as recorded in the line item “Gains on investment securities, net”, a component of noninterest income:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Sales proceeds	$—	$2,078
Net realized gains and losses:
Gross realized gains	—	675
Gross realized losses	—	(67)
Net realized gains and losses	$—	$608
The following tables summarize our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. Treasury securities	$5,319,620	$(45,520)	$697,257	$(4,000)	$6,016,877	$(49,520)
U.S. agency debentures	1,079,618	(4,168)	335,109	(4,262)	1,414,727	(8,430)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	2,118,967	(52,403)	—	—	2,118,967	(52,403)
Agency-issued collateralized mortgage obligations—variable rate	21,511	(7)	50,004	(120)	71,515	(127)
Total temporarily impaired securities (1)	$8,539,716	$(102,098)	$1,082,370	$(8,382)	$9,622,086	$(110,480)

(1)
As of March 31, 2018, we identified a total of 281 investments that were in unrealized loss positions, of which 52 investments totaling $1.1 billion with unrealized losses of $8.4 million have been in an impaired position for a period of time greater than 12 months. As of March 31, 2018, we do not intend to sell any of our impaired securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of March 31, 2018, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the fixed income securities, carried at fair value, classified as available-for-sale as of March 31, 2018 by the remaining contractual principal maturities. For U.S. Treasury securities and U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	March 31, 2018
(Dollars in thousands)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$6,016,877	$2,213,143	$3,803,734	$—	$—
U.S. agency debentures	1,561,834	506,280	1,055,554	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	2,146,173	—	—	66,459	2,079,714
Agency-issued collateralized mortgage obligations—variable rate	355,500	—	—	—	355,500
Total	$10,080,384	$2,719,423	$4,859,288	$66,459	$2,435,214
Held-to-Maturity Securities

The components of our held-to-maturity investment securities portfolio at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$714,008	$466	$(6,900)	$707,574
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	8,043,443	6,683	(160,250)	7,889,876
Agency-issued collateralized mortgage obligations—fixed rate	2,665,485	24	(81,612)	2,583,897
Agency-issued collateralized mortgage obligations—variable rate	243,749	718	(29)	244,438
Agency-issued commercial mortgage-backed securities	1,833,961	—	(52,121)	1,781,840
Municipal bonds and notes	1,048,210	691	(27,087)	1,021,814
Total held-to-maturity securities	$14,548,856	$8,582	$(327,999)	$14,229,439

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$659,979	$3,167	$(1,601)	$661,545
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	6,304,969	4,854	(43,528)	6,266,295
Agency-issued collateralized mortgage obligations—fixed rate	2,829,979	23	(54,372)	2,775,630
Agency-issued collateralized mortgage obligations—variable rate	255,782	733	(34)	256,481
Agency-issued commercial mortgage-backed securities	1,868,985	694	(25,563)	1,844,116
Municipal bonds and notes	743,761	3,452	(3,000)	744,213
Total held-to-maturity securities	$12,663,455	$12,923	$(128,098)	$12,548,280

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

The following tables summarize our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
U.S. agency debentures	$624,806	$(6,900)	$—	$—	$624,806	$(6,900)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	5,974,994	(144,458)	380,892	(15,792)	6,355,886	(160,250)
Agency-issued collateralized mortgage obligations—fixed rate	938,137	(23,922)	1,645,496	(57,690)	2,583,633	(81,612)
Agency-issued collateralized mortgage obligations—variable rate	—	—	9,317	(29)	9,317	(29)
Agency-issued commercial mortgage-backed securities	1,042,701	(30,719)	739,139	(21,402)	1,781,840	(52,121)
Municipal bonds and notes	803,271	(26,367)	20,264	(720)	823,535	(27,087)
Total temporarily impaired securities (1)	$9,383,909	$(232,366)	$2,795,108	$(95,633)	$12,179,017	$(327,999)

(1)
As of March 31, 2018, we identified a total of 1,115 investments that were in unrealized loss positions, of which 223 investments totaling $2.8 billion with unrealized losses of $95.6 million have been in an impaired position for a period of time greater than 12 months. As of March 31, 2018, we do not intend to sell any of our impaired securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of March 31, 2018, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the held-to-maturity securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as held-to-maturity as of March 31, 2018. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	March 31, 2018
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency debentures	$714,008	$707,574	$—	$—	$122,092	$121,289	$591,916	$586,285	$—	$—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	8,043,443	7,889,876	718	715	198,545	194,426	273,432	266,194	7,570,748	7,428,541
Agency-issued collateralized mortgage obligations—fixed rate	2,665,485	2,583,897	—	—	—	—	438,437	422,211	2,227,048	2,161,686
Agency-issued collateralized mortgage obligations—variable rate	243,749	244,438	—	—	—	—	—	—	243,749	244,438
Agency-issued commercial mortgage-backed securities	1,833,961	1,781,840	—	—	—	—	—	—	1,833,961	1,781,840
Municipal bonds and notes	1,048,210	1,021,814	8,185	8,157	73,912	72,861	237,606	229,079	728,507	711,717
Total	$14,548,856	$14,229,439	$8,903	$8,872	$394,549	$388,576	$1,541,391	$1,503,769	$12,604,013	$12,328,222

Non-marketable and Other Equity Securities
The components of our non-marketable and other equity securities portfolio at March 31, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$130,015	$128,111
Unconsolidated venture capital and private equity fund investments (2)	205,651	98,548
Other investments without a readily determinable fair value (3)	29,825	27,680
Other equity securities in public companies (fair value accounting) (4)	4,694	310
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	97,929	89,809
Debt funds	18,884	21,183
Other investments	112,115	111,198
Investments in qualified affordable housing projects, net (6)	225,823	174,214
Total non-marketable and other equity securities	$824,936	$651,053

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at March 31, 2018 and December 31, 2017 (fair value accounting):

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$14,767	12.6%	$14,673	12.6%
Capital Preferred Return Fund, LP	56,541	20.0	54,147	20.0
Growth Partners, LP	57,706	33.0	58,372	33.0
CP I, LP	1,001	10.7	919	10.7
Total consolidated venture capital and private equity fund investments	$130,015		$128,111

(2)
The carrying value represents investments in 229 and 235 funds (primarily venture capital funds) at March 31, 2018 and December 31, 2017, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. Effective January 1, 2018 we adopted ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities which eliminated the concept of cost method accounting. On a prospective basis we will carry our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st, for our March 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. We recorded a cumulative adjustment to opening retained earnings on January 1, 2018 for the difference between fair value and cost for these fund investments. The estimated fair value and carrying value of these venture capital and private equity fund investments was $205.7 million as of March 31, 2018. As of December 31, 2017, these investments were carried at cost and had a carrying value of $98.5 million.

(3)
Effective January 1, 2018 we adopted ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities which eliminated the concept of cost method accounting. On a prospective basis we will report our other investments in the line item "Other investments without a readily determinable fair value". These investments include direct equity investments in private companies. The carrying value is based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, financing transactions subsequent to the acquisition of the investment and a discount for certain investments that have lock-up restrictions or other features that indicate a discount to fair value is warranted. The following table shows the changes to the carrying amount of other investments without a readily determinable fair value for the three months ended March 31, 2018:

(Dollars in thousands)	Other Investments
Carrying value as of December 31, 2017	$27,680
Downward adjustments	(2,069)
Upward adjustments	4,214
Carrying value as of March 31, 2018	$29,825

(4)
Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct public equity investments in public companies held by our consolidated funds. Effective January 1, 2018 we adopted ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities which requires equity securities to be measured at fair value with changes in the fair value recognized through net income. Prior to January 1, 2018 we reported equity securities in public companies that we held as a result of exercising public equity warrant assets in available-for-sale securities. On a prospective basis, these equity securities will be reported in non-marketable and other equity securities.

(5)	The following table shows the carrying value and our ownership percentage of each investment at March 31, 2018 and December 31, 2017 (equity method accounting):

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$5,653	8.6%	$6,342	8.6%
Strategic Investors Fund III, LP	18,480	5.9	18,758	5.9
Strategic Investors Fund IV, LP	27,408	5.0	25,551	5.0
Strategic Investors Fund V funds	20,497	Various	16,856	Various
CP II, LP (i)	6,797	5.1	6,700	5.1
Other venture capital and private equity fund investments	19,094	Various	15,602	Various
Total venture capital and private equity fund investments	$97,929		$89,809
Debt funds:
Gold Hill Capital 2008, LP (ii)	$15,978	15.5%	$18,690	15.5%
Other debt funds	2,906	Various	2,493	Various
Total debt funds	$18,884		$21,183
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$76,384	50.0%	$75,337	50.0%
Other investments	35,731	Various	35,861	Various
Total other investments	$112,115		$111,198

(i)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.

(ii)	Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(6)
The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of “other liabilities” on our consolidated balance sheets at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Investments in qualified affordable housing projects, net	$225,823	$174,214
Other liabilities	137,783	100,891

The following table presents other information relating to our investments in qualified affordable housing projects for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Tax credits and other tax benefits recognized	$5,422	$4,692
Amortization expense included in provision for income taxes (i)	4,792	3,236

(i)	All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.

The following table presents the net gains and losses on non-marketable and other equity securities for the three months ended March 31, 2018 as recorded in the line item “Gains on investment securities, net”, a component of noninterest income:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Net gains (losses) on non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	$11,647	$6,463
Unconsolidated venture capital and private equity fund investments (1)	11,719	3,047
Other investments without a readily determinable fair value (1)	1,741	3,373
Other equity securities in public companies (fair value accounting) (1)	(22,282)	(82)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	9,569	3,734
Debt funds	(2,299)	(431)
Other investments	(1,037)	(742)
Total net gains on non-marketable and other securities	$9,058	$15,362
Less: Net (losses) gains on investment securities sold	(22,490)	3,373
Unrealized net gains on investment securities still held	$31,548	$11,989

(1)
Prior period amounts are not determined in a manner consistent with the current period presentation due to the adoption of accounting standard update (ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)).

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
The composition of loans, net of unearned income of $158 million and $148 million at March 31, 2018 and December 31, 2017, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commercial loans:
Software/internet	$6,209,084	$6,172,531
Hardware	1,336,000	1,193,599
Private equity/venture capital	11,211,816	9,952,377
Life science/healthcare	1,932,608	1,808,827
Premium wine	188,943	204,105
Other	219,467	365,724
Total commercial loans	21,097,918	19,697,163
Real estate secured loans:
Premium wine (1)	676,081	669,053
Consumer loans (2)	2,362,340	2,300,506
Other	41,646	42,068
Total real estate secured loans	3,080,067	3,011,627
Construction loans	59,012	68,546
Consumer loans	350,947	328,980
Total loans, net of unearned income (3)	$24,587,944	$23,106,316

(1)	Included in our premium wine portfolio are gross construction loans of $101 million and $100 million at March 31, 2018 and December 31, 2017, respectively.

(2)	Consumer loans secured by real estate at March 31, 2018 and December 31, 2017 were comprised of the following:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Loans for personal residence	$2,048,676	$1,995,840
Loans to eligible employees	249,050	243,118
Home equity lines of credit	64,614	61,548
Consumer loans secured by real estate	$2,362,340	$2,300,506

(3)	Included within our total loan portfolio are credit card loans of $307 million and $270 million at March 31, 2018 and December 31, 2017, respectively.
Credit Quality
The composition of loans, net of unearned income of $158 million and $148 million at March 31, 2018 and December 31, 2017, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commercial loans:
Software/internet	$6,209,084	$6,172,531
Hardware	1,336,000	1,193,599
Private equity/venture capital	11,211,816	9,952,377
Life science/healthcare	1,932,608	1,808,827
Premium wine	865,024	873,158
Other	320,125	476,338
Total commercial loans	21,874,657	20,476,830
Consumer loans:
Real estate secured loans	2,362,340	2,300,506
Other consumer loans	350,947	328,980
Total consumer loans	2,713,287	2,629,486
Total loans, net of unearned income	$24,587,944	$23,106,316

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
March 31, 2018:
Commercial loans:
Software/internet	$30,557	$10,670	$3	$41,230	$6,113,585	$3
Hardware	5,502	45	—	5,547	1,306,873	—
Private equity/venture capital	357,936	49,207	—	407,143	10,814,598	—
Life science/healthcare	4,193	49	4	4,246	1,972,241	4
Premium wine	708	—	—	708	862,530	—
Other	—	—	—	—	328,847	—
Total commercial loans	398,896	59,971	7	458,874	21,398,674	7
Consumer loans:
Real estate secured loans	599	—	—	599	2,354,108	—
Other consumer loans	557	—	—	557	349,301	—
Total consumer loans	1,156	—	—	1,156	2,703,409	—
Total gross loans excluding impaired loans	400,052	59,971	7	460,030	24,102,083	7
Impaired loans	8,113	1,246	33,209	42,568	141,071	—
Total gross loans	$408,165	$61,217	$33,216	$502,598	$24,243,154	$7
December 31, 2017:
Commercial loans:
Software/internet	$14,257	$6,526	$141	$20,924	$6,101,147	$141
Hardware	1,145	77	50	1,272	1,163,278	50
Private equity/venture capital	86,566	38,580	—	125,146	9,835,317	—
Life science/healthcare	4,390	191	—	4,581	1,841,692	—
Premium wine	418	—	—	418	871,074	—
Other	445	—	—	445	490,292	—
Total commercial loans	107,221	45,374	191	152,786	20,302,800	191
Consumer loans:
Real estate secured loans	2,164	532	—	2,696	2,292,980	—
Other consumer loans	796	—	—	796	327,234	—
Total consumer loans	2,960	532	—	3,492	2,620,214	—
Total gross loans excluding impaired loans	110,181	45,906	191	156,278	22,923,014	191
Impaired loans	1,344	11,902	30,403	43,649	131,212	—
Total gross loans	$111,525	$57,808	$30,594	$199,927	$23,054,226	$191

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
March 31, 2018:
Commercial loans:
Software/internet	$56,600	$59,542	$116,142	$137,467
Hardware	14,833	21,988	36,821	37,450
Private equity/venture capital	108	—	108	108
Life science/healthcare	19,672	2,617	22,289	26,913
Premium wine	372	2,350	2,722	2,762
Other	14	—	14	94
Total commercial loans	91,599	86,497	178,096	204,794
Consumer loans:
Real estate secured loans	4,164	326	4,490	6,043
Other consumer loans	298	755	1,053	1,074
Total consumer loans	4,462	1,081	5,543	7,117
Total	$96,061	$87,578	$183,639	$211,911
December 31, 2017:
Commercial loans:
Software/internet	$49,645	$61,009	$110,654	$129,006
Hardware	15,637	20,713	36,350	41,721
Private equity/venture capital	658	—	658	984
Life science/healthcare	20,521	1,166	21,687	26,360
Premium wine	—	2,877	2,877	2,911
Other	32	—	32	165
Total commercial loans	86,493	85,765	172,258	201,147
Consumer loans:
Real estate secured loans	1,331	850	2,181	3,712
Other consumer loans	422	—	422	436
Total consumer loans	1,753	850	2,603	4,148
Total	$88,246	$86,615	$174,861	$205,295

The following tables summarize our average impaired loans and interest income on impaired loans, broken out by portfolio segment and class of financing receivable for the three months ended March 31, 2018 and 2017:

Three months ended March 31,	Average impaired loans		Interest income on impaired loans
(Dollars in thousands)	2018	2017	2018	2017
Commercial loans:
Software/internet	$108,788	$109,916	$532	$422
Hardware	38,426	34,110	363	572
Private equity/venture capital	302	358	—	2
Life science/healthcare	22,679	38,942	37	150
Premium wine	2,769	3,213	36	38
Other	11	1,061	—	4
Total commercial loans	172,975	187,600	968	1,188
Consumer loans:
Real estate secured loans	3,063	1,488	—	—
Other consumer loans	739	2,148	5	8
Total consumer loans	3,802	3,636	5	8
Total average impaired loans	$176,777	$191,236	$973	$1,196
The following tables summarize the activity relating to our allowance for loan losses for the three months ended March 31, 2018 and 2017, broken out by portfolio segment:

Three months ended March 31, 2018	Beginning Balance December 31, 2017	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance March 31, 2018
(Dollars in thousands)
Commercial loans:
Software/internet	$96,104	$(6,671)	$573	$12,801	$488	$103,295
Hardware	27,614	(2,953)	588	3,104	119	28,472
Private equity/venture capital	82,468	—	10	8,805	335	91,618
Life science/healthcare	24,924	(864)	53	1,631	62	25,806
Premium wine	3,532	—	—	(161)	(6)	3,365
Other	3,941	(99)	537	(906)	9	3,482
Total commercial loans	238,583	(10,587)	1,761	25,274	1,007	256,038
Total consumer loans	16,441	—	27	1,722	66	18,256
Total allowance for loan losses	$255,024	$(10,587)	$1,788	$26,996	$1,073	$274,294

Three months ended March 31, 2017	Beginning Balance December 31, 2016	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance March 31, 2017
(Dollars in thousands)
Commercial loans:
Software/internet	$97,388	$(7,980)	$1,171	$18,719	$204	$109,502
Hardware	31,166	(4,024)	267	(4,080)	(45)	23,284
Private equity/venture capital	50,299	—	—	6,706	73	57,078
Life science/healthcare	25,446	(1,732)	36	7,708	84	31,542
Premium wine	4,115	—	—	226	2	4,343
Other	4,768	(294)	297	(390)	(4)	4,377
Total commercial loans	213,182	(14,030)	1,771	28,889	314	230,126
Total consumer loans	12,184	—	21	790	9	13,004
Total allowance for loan losses	$225,366	$(14,030)	$1,792	$29,679	$323	$243,130

The following table summarizes the activity relating to our allowance for unfunded credit commitments for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Beginning balance	$51,770	$45,265
Provision for unfunded credit commitments	976	1,055
Foreign currency translation adjustments	77	15
Ending balance (1)	$52,823	$46,335

(1)
See Note 13—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional disclosures related to our commitments to extend credit.

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of March 31, 2018 and December 31, 2017, broken out by portfolio segment:

	March 31, 2018				December 31, 2017
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software/internet	$27,379	$116,142	$75,916	$6,092,942	$23,088	$110,654	$73,016	$6,061,877
Hardware	7,087	36,821	21,385	1,299,179	8,450	36,350	19,164	1,157,249
Private equity/venture capital	108	108	91,510	11,211,708	330	658	82,138	9,951,719
Life science/healthcare	8,149	22,289	17,657	1,910,319	9,315	21,687	15,609	1,787,140
Premium wine	—	2,722	3,365	862,302	—	2,877	3,532	870,281
Other	14	14	3,468	320,111	32	32	3,909	476,306
Total commercial loans	42,737	178,096	213,301	21,696,561	41,215	172,258	197,368	20,304,572
Total consumer loans	1,524	5,543	16,732	2,707,744	578	2,603	15,863	2,626,883
Total	$44,261	$183,639	$230,033	$24,404,305	$41,793	$174,861	$213,231	$22,931,455

Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk, which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. When full repayment of a criticized loan has been deemed improbable under the original contractual terms but full repayment remains probable overall, the loan is considered to be a “Performing Impaired (Criticized)” loan. All of our nonaccrual loans are risk-rated 8 or 9 and are classified under the nonperforming impaired category. (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2017 Form 10-K). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses.
The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Pass	Performing (Criticized)	Performing Impaired (Criticized)	Nonperforming Impaired (Nonaccrual)	Total
March 31, 2018:
Commercial loans:
Software/internet	$5,622,167	$532,648	$39,691	$76,451	$6,270,957
Hardware	1,201,029	111,391	21,988	14,833	1,349,241
Private equity/venture capital	11,217,832	3,909	—	108	11,221,849
Life science/healthcare	1,787,185	189,302	2,617	19,672	1,998,776
Premium wine	825,892	37,346	2,350	372	865,960
Other	325,122	3,725	—	14	328,861
Total commercial loans	20,979,227	878,321	66,646	111,450	22,035,644
Consumer loans:
Real estate secured loans	2,346,069	8,638	326	4,164	2,359,197
Other consumer loans	349,459	399	—	1,053	350,911
Total consumer loans	2,695,528	9,037	326	5,217	2,710,108
Total gross loans	$23,674,755	$887,358	$66,972	$116,667	$24,745,752
December 31, 2017:
Commercial loans:
Software/internet	$5,655,739	$466,332	$31,794	$78,860	$6,232,725
Hardware	1,112,574	51,976	20,165	16,185	1,200,900
Private equity/venture capital	9,955,082	5,381	—	658	9,961,121
Life science/healthcare	1,720,613	125,660	1,167	20,520	1,867,960
Premium wine	834,537	36,955	2,476	401	874,369
Other	469,721	21,016	—	32	490,769
Total commercial loans	19,748,266	707,320	55,602	116,656	20,627,844
Consumer loans:
Real estate secured loans	2,282,375	13,301	—	2,181	2,297,857
Other consumer loans	326,851	1,179	—	422	328,452
Total consumer loans	2,609,226	14,480	—	2,603	2,626,309
Total gross loans	$22,357,492	$721,800	$55,602	$119,259	$23,254,153

Troubled Debt Restructurings
As of March 31, 2018 we had 21 TDRs with a total carrying value of $141.0 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were $0.4 million of unfunded commitments available for funding to the clients associated with these TDRs as of March 31, 2018.
The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Loans modified in TDRs:
Commercial loans:
Software/internet	$67,205	$73,455
Hardware	50,030	51,132
Private equity/venture capital	—	350
Life science/healthcare	20,037	19,235
Premium wine	3,137	3,198
Total commercial loans	140,409	147,370
Consumer loans:
Other consumer loans	577	423
Total	$140,986	$147,793
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Loans modified in TDRs during the period:
Commercial loans:
Software/internet	$756	$6,309
Hardware	1,559	—
Life science/healthcare	1,239	—
Total commercial loans	3,554	6,309
Consumer loans:
Other consumer loans	326	—
Total loans modified in TDRs during the period (1)	$3,880	$6,309

(1)	There were no partial charge-offs during the three months ended March 31, 2018 and $6.2 million of partial charge-offs during the three months ended March 31, 2017, respectively.
During the three months ended March 31, 2018 all new TDRs of $3.9 million were modified through payment deferrals granted to our clients. During the three months ended March 31, 2017, all new TDRs of $6.3 million were modified through payment deferrals granted to our clients.
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

The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software/internet	$3,032	$—
Hardware	—	3,105
Total commercial loans	3,032	3,105
Consumer loans:
Other consumer loans	—	536
Total TDRs modified within the previous 12 months that defaulted in the period	$3,032	$3,641
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of March 31, 2018.

8.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at March 31, 2018 and December 31, 2017:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at March 31, 2018	March 31, 2018	December 31, 2017
Short-term borrowings:
Short-term FHLB advances	April 2, 2018	$700,000	$700,000	$700,000
Federal funds purchased	April 2, 2018	395,000	395,000	330,000
Other short-term borrowings	(1)	7,140	7,140	3,730
Total short-term borrowings			$1,102,140	$1,033,730
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$347,386	$347,303
5.375% Senior Notes	September 15, 2020	350,000	348,345	348,189
Total long-term debt			$695,731	$695,492

(1)	Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.
Interest expense related to short-term borrowings and long-term debt was $0.4 million and $8.0 million for the three months ended March 31, 2018, respectively. The weighted average interest rate associated with our short-term borrowings was 1.82 percent as of March 31, 2018 and 1.39 percent as of December 31, 2017.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using loans and AFS securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of March 31, 2018, we had borrowings of $395.0 million outstanding against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the FRB. The fair value of collateral pledged to the FHLB of San Francisco (comprised primarily of loans and U.S. Treasury securities) at March 31, 2018 totaled $3.8 billion, of which $3.1 billion was unused and available to support additional borrowings. The fair value of collateral pledged at the discount window of the FRB (comprised primarily of U.S. Treasury securities and U.S. agency debentures) at March 31, 2018 totaled $1.0 billion, all of which was unused and available to support additional borrowings.

9.	Derivative Financial Instruments
We primarily use derivative financial instruments to manage currency exchange rate risk and to assist customers with their risk management objectives, which may include currency exchange rate risks and interest rate risks. Also, in connection with negotiating credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science/healthcare industries.
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
Other Derivative Instruments
Also included in our derivative instruments are equity warrant assets and client forward and option contracts, and client interest rate contracts. For further description of these other derivative instruments, refer to Note 2-“Summary of Significant Accounting Policies" under Part II, Item 8 of our 2017 Form 10-K.
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
The total notional or contractual amounts and fair value of our derivative financial instruments at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018			December 31, 2017
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in thousands)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	$490,255	$6,713	$—	$50,889	$414	$—
Foreign exchange forwards	393,082	—	10,244	425,055	—	5,201
Other derivative instruments:
Equity warrant assets	222,373	135,669	—	211,253	123,763	—
Client foreign exchange forwards	2,159,827	99,905	—	2,203,643	95,035	—
Client foreign exchange forwards	2,077,802	—	92,195	2,092,207	—	90,253
Client foreign currency options	146,954	1,886	—	102,678	1,187	—
Client foreign currency options	146,954	—	1,886	102,678	—	1,187
Client interest rate derivatives (2)	287,489	5,070	—	726,984	11,753	—
Client interest rate derivatives	770,653	—	13,369	782,586	—	11,940
Total Derivatives not designated as hedging instruments		$249,243	$117,694		$232,152	$108,581

(1)	Derivative assets and liabilities are included in "other interest receivables and other assets" and "other liabilities", respectively, on our consolidated balance sheets.

(2)
The amount reported for March 31, 2018 reflects rule changes implemented by two central clearing houses that allow entities to elect to treat derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities. As a result, client interest rate derivatives at March 31, 2018, reflect reductions of approximately $8.6 million of derivative assets that previously would have been reported on a gross basis and approximately $433.6 million in related notional amounts for these derivative assets cleared through central clearing houses.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three months ended March 31, 2018 and 2017 is as follows:

		Three months ended March 31,
(Dollars in thousands)	Statement of income location	2018	2017
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$—	$554
Changes in fair value of interest rate swaps	Other noninterest income	—	(1)
Net gains associated with interest rate risk derivatives		$—	$553
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains on revaluations of internal foreign currency instruments, net	Other noninterest income	$2,926	$4,108
Losses on internal foreign exchange forward contracts, net	Other noninterest income	(3,512)	(3,245)
Net (losses) gains associated with internal currency risk		$(586)	$863
Other derivative instruments:
Gains on revaluations of client foreign currency instruments, net	Other noninterest income	$7,653	$2,754
Losses on client foreign exchange forward contracts, net	Other noninterest income	(7,114)	(2,289)
Net gains associated with client currency risk		$539	$465
Net gains on equity warrant assets	Gains on equity warrant assets, net	$19,191	$6,690
Net gains (losses) on other derivatives	Other noninterest income	$431	$(276)
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of March 31, 2018 and December 31, 2017:

	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
(Dollars in thousands)				Financial Instruments	Cash Collateral Received (1)
March 31, 2018
Derivative Assets:
Foreign exchange forwards	$106,618	$—	$106,618	$(17,027)	$(5,264)	$84,327
Foreign currency options	1,886	—	1,886	(574)	—	1,312
Client interest rate derivatives	5,070	—	5,070	(3,194)	(1,876)	—
Total derivative assets	113,574	—	113,574	(20,795)	(7,140)	85,639
Reverse repurchase, securities borrowing, and similar arrangements	375,180	—	375,180	(375,180)	—	—
Total	$488,754	$—	$488,754	$(395,975)	$(7,140)	$85,639
December 31, 2017
Derivative Assets:
Foreign exchange forwards	$95,449	$—	$95,449	$(14,570)	$(3,616)	$77,263
Foreign currency options	1,187	—	1,187	(557)	—	630
Client interest rate derivatives	11,753	—	11,753	(11,627)	(114)	12
Total derivative assets	108,389	—	108,389	(26,754)	(3,730)	77,905
Reverse repurchase, securities borrowing, and similar arrangements	247,876	—	247,876	(247,876)	—	—
Total	$356,265	$—	$356,265	$(274,630)	$(3,730)	$77,905

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

The following table summarizes our liabilities subject to enforceable master netting arrangements as of March 31, 2018 and December 31, 2017:

	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged (1)
March 31, 2018
Derivative Liabilities:
Foreign exchange forwards	$102,439	$—	$102,439	$(6,624)	$(82,502)	$13,313
Foreign currency options	1,886	—	1,886	(962)	(434)	490
Client interest rate derivatives	13,369	—	13,369	—	(13,278)	91
Total derivative liabilities	117,694	—	117,694	(7,586)	(96,214)	13,894
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$117,694	$—	$117,694	$(7,586)	$(96,214)	$13,894
December 31, 2017
Derivative Liabilities:
Foreign exchange forwards	$95,454	$—	$95,454	$(10,997)	$(69,110)	$15,347
Foreign currency options	1,187	—	1,187	(501)	(130)	556
Client interest rate derivatives	11,940	—	11,940	—	(11,924)	16
Total derivative liabilities	108,581	—	108,581	(11,498)	(81,164)	15,919
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$108,581	$—	$108,581	$(11,498)	$(81,164)	$15,919

(1)
Cash collateral pledged to our counterparties in relation to market value exposures of derivative contracts in a liability position is recorded as a component of “cash and cash equivalents" on our consolidated balance sheets.

10.	Noninterest Income
For the three months ended March 31, 2018, noninterest income was $155.5 million, compared to $117.7 million for the comparable 2017 period. On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our previous accounting methodology under Topic 605. A summary of noninterest income for the three months ended March 31, 2018 and 2017, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Noninterest income:
Gains on investment securities, net	$9,058	$15,970
Gains on equity warrant assets, net	19,191	6,690
Foreign exchange fees	33,827	26,247
Credit card fees	21,692	17,730
Deposit service charges	17,699	13,975
Client investment fees	22,875	9,026
Lending related fees	10,735	8,961
Letters of credit and standby letters of credit fees	8,182	6,639
Other	12,259	12,421
Total noninterest income	$155,518	$117,659

Gains on investment securities, net
Net gains on investment securities include both gains and losses from our non-marketable and other equity securities, including carried interest, as well as gains and losses from sales of our available-for-sale securities portfolio, when applicable.
Our non-marketable and other equity securities portfolio primarily represents investments in venture capital and private equity funds, our China Joint Venture, debt funds, private and public portfolio companies and investments in qualified affordable housing projects. We experience variability in the performance of our non-marketable and other equity securities from period to period, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains from non-marketable and other equity securities for any single period are typically driven by valuation changes, and are therefore subject to potential increases or decreases in future periods. Such variability may lead to volatility in the gains or losses from investment securities. As such, our results for a particular period are not necessarily indicative of our expected performance in a future period.
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
Carried interest is comprised of preferential allocations of profits recognizable when the return on assets of our individual managed fund of funds and direct venture funds exceeds certain performance targets and is payable to us, as the general partners of the managed funds. The carried interest we earn is often shared with employees, who are also members of the general partner entities. We record carried interest on a quarterly basis by measuring fund performance to date versus the performance target.  For our unconsolidated managed funds, carried interest is recorded as gains on investment securities, net. For our consolidated managed funds, it is recorded as a component of net income attributable to noncontrolling interests.  Carried interest allocated to others is recorded as a component of net income attributable to noncontrolling interests. Any carried interest paid to us (or our employees) may be subject to reversal to the extent fund performance declines to a level where inception to date carried interest is lower than actual payments made by the funds. The limited partnership agreements for our funds provide that carried interest is generally not paid to the general partners until the funds have provided a full return of contributed capital to the limited partners. Accrued, but unpaid carried interest may be subject to reversal to the extent that the fund performance declines to a level where inception-to-date carried interest is less than prior amounts recognized. Carried interest income is accounted for under an ownership model based on ASC 323 — Equity Method of Accounting and ASC 810 — Consolidation.
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed with the objective of earning an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. These sales are conducted pursuant to the guidelines of our investment policy related to the management of our liquidity position and interest rate risk. Though infrequent, sales of debt securities in our AFS securities portfolio may result in net gains or losses and are also conducted pursuant to the guidelines of our investment policy.
Gains on investment securities are outside of the scope of the new revenue standard as it explicitly excludes noninterest income earned from our investment-related activities. A summary of gains and losses on investment securities for the three months ended March 31, 2018 and 2017, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Gains on non-marketable and other equity securities, net	$9,058	$15,362
Gains on sales of available-for-sale securities, net	—	608
Gains on investment securities, net	$9,058	$15,970

Gains on equity warrant assets, net
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. Any changes in fair value from the grant date fair value of equity warrant assets will be recognized as increases or decreases to other assets on our balance sheet and as net gains or losses on equity warrant assets, in noninterest income, a component of consolidated net income. Gains on equity warrant assets are recognized outside of the scope of the new revenue standard as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of net gains on equity warrant assets for the three months ended March 31, 2018 and 2017, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Equity warrant assets:
Gains on exercises, net	$9,927	$7,956
Cancellations and expirations	(922)	(634)
Changes in fair value, net	10,186	(632)
Net gains on equity warrant assets	$19,191	$6,690
Foreign exchange fees
Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients, primarily from spot contracts. Foreign exchange spot contract fees are recognized upon the completion of the single performance obligation, the execution of a spot trade in exchange for a fee. In line with customary business practice, the legal right transfers to the client upon execution of a foreign exchange contract on the trade date, and as such, we currently recognize our fees based on the trade date and are typically settled within two business days.
Forward contract and option premium fees are recognized outside of the scope of the new revenue standard as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of foreign exchange fee income by instrument type for the three months ended March 31, 2018 and 2017, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Foreign exchange fees by instrument type:
Spot contract commissions	$31,202	$22,424
Forward contract commissions	2,485	3,601
Option premium fees	140	222
Total foreign exchange fees	$33,827	$26,247
Credit card fees
Credit card fees include interchange income from credit and debit cards and fees earned from processing transactions for merchants. Interchange income is earned after satisfying our performance obligation of providing nightly settlement services to a payment network. Costs related to rewards programs are recorded when the rewards are earned by the customer and presented as a reduction to interchange fee income. Rewards programs continue to be accounted for under ASC 310 - Receivables. Our performance obligations for merchant service fees are to transmit data and funds between the merchant and the payment network. Credit card interchange and merchant service fees are earned daily upon completion of transaction settlement services.
Annual card service fees are recognized on a straight-line basis over a 12-month period and continue to be accounted for under ASC 310 - Receivables.

A summary of credit card fees by instrument type for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Credit card fees by instrument type:
Card interchange fees, net	$17,560	$13,971
Merchant service fees	2,906	2,740
Card service fees	1,226	1,019
Total credit card fees	$21,692	$17,730
Deposit service charges
Deposit service charges include fees earned from performing cash management activities and other deposit account services. Deposit services include, but are not limited to the following: receivables services, which include merchant services, remote capture, lockbox, electronic deposit capture, and fraud control services. Payment and cash management products and services include wire transfer and automated clearing house payment services to enable clients to transfer funds more quickly, as well as business bill pay, business credit and debit cards, account analysis, and disbursement services. Deposit service charges are recognized over the period in which the related performance obligation is provided, generally on a monthly basis.
Client investment fees
Client investment fees include fees earned from discretionary investment management services for substantially all clients, managing clients’ portfolios based on their investment policies, strategies and objectives and receives investment advisory fees. Revenue is recognized on a monthly basis upon completion of our performance obligation and consideration is typically received in the subsequent month. Included in our sweep money market fees are Rule 12(b)-1 fees, revenue sharing and from customer transactional based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period, typically monthly. Transactional based fees are earned and recognized on fixed income securities when the transaction is executed on the clients' behalf. Amounts paid to third-party service providers are predominantly expensed, such that client investment fees are recorded gross of payments made to third parties. A summary of client investment fees by instrument type for the three months ended March 31, 2018 and 2017, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Client investment fees by type:
Sweep money market fees	$12,322	$4,396
Asset management fees (1)	5,358	3,378
Repurchase agreement fees	5,195	1,252
Total client investment fees (2)	$22,875	$9,026

(1)	Represents fees earned from investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(2)	Represents fees earned on client investment funds which are maintained at third-party financial institutions and are not recorded on our balance sheet.

Lending related fees
Unused commitment fees, minimum finance fees and unused line fees are recognized as earned on a monthly basis. Fees that qualify for syndication treatment are recognized at the completion of the syndicated loan deal for which the fees were received. Lending related fees are recognized outside of the scope of the new revenue standard as it explicitly excludes noninterest income earned from our lending-related activities. A summary of lending related fees by instrument type for the three months ended March 31, 2018 and 2017, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Lending related fees by instrument type:
Unused commitment fees	$8,757	$6,567
Other	1,978	2,394
Total lending related fees	$10,735	$8,961
Letters of credit and standby letters of credit fees
Commercial and standby letters of credit represent conditional commitments issued by us on behalf of a client to guarantee the performance of the client to a third party when certain specified future events have occurred. Fees generated from letters of credit and standby letters of credit are deferred as a component of other liabilities and recognized in noninterest income over the commitment period using the straight-line method, based on the likelihood that the commitment being drawn down will be remote. Letters of credit and standby letters of credit fees are recognized outside of the scope of the new revenue standard as it explicitly excludes noninterest income earned from our lending-related activities.
Other
Other noninterest income primarily includes income from fund management fees and service revenue. Fund management fees are comprised of fees charged directly to our managed funds of funds and direct venture funds. Fund management fees are based upon the contractual terms of the limited partnership agreements and are generally recognized as earned over the specified contract period, which is generally equal to the life of the individual fund. Fund management fees are calculated as a percentage of committed capital and collected in advance and are received quarterly. Fund management fees for certain of our limited partnership agreements are calculated as a percentage of distributions made by the funds and revenue is recorded only at the time of a distribution event. As distribution events are not predetermined for these certain funds, management fees are considered variable and constrained under the new revenue standard.
Other noninterest income primarily consists of dividend income on FHLB/FRB stock, correspondent bank rebate income, incentive fees related to carried interest and other fee income. We recognize revenue when our performance obligations are met and record revenues on a daily/monthly basis, quarterly, semi-annually or annual basis. For event driven revenue sources, we recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) we have performed the service, provided we have no other remaining obligations to the customer, (iii) the fee is fixed or determinable and (iv) collectability is probable.
A summary of other noninterest income by instrument type for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Other noninterest income by instrument type:
Fund management fees	$5,736	$5,169
Net (losses) gains on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	(47)	1,328
Other service revenue	6,570	5,924
Total other noninterest income	$12,259	$12,421

(1)
Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.

Disaggregation of Revenue from Contracts with Customers
The following table presents our revenues from contracts with customers disaggregated by revenue source and segment for the three months ended March 31, 2018:

(Dollars in thousands)	Global Commercial Bank	SVB Private Bank	SVB Capital	Other Income	Total
Revenue from contracts with customers:
Spot contract commissions	$30,972	$179	$—	$51	$31,202
Card interchange fees, gross	29,449	—	—	99	29,548
Merchant service fees	2,906	—	—	—	2,906
Deposit service charges	17,040	28	—	631	17,699
Client investment fees	10,250	302	—	12,323	22,875
Fund management fees	—	—	5,736	—	5,736
Correspondent bank rebates	1,396	—	—	—	1,396
Total revenue from contracts with customers	$92,013	$509	$5,736	$13,104	$111,362

Revenues outside the scope of ASC 606 (1)	7,333	(2)	23,174	13,651	44,156
Total noninterest income	$99,346	$507	$28,910	$26,755	$155,518

(1)	Amounts are accounted for under separate guidance than ASC 606.

11.	Other Noninterest Expense
A summary of other noninterest expense for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Lending and other client related processing costs	$3,201	$5,539
Data processing services	2,492	2,582
Telephone	2,377	2,703
Dues and publications	850	795
Postage and supplies	667	749
Other	5,107	3,839
Total other noninterest expense	$14,694	$16,207

12.	Segment Reporting
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

•
SVB Capital is the funds management business of SVBFG, which focuses primarily on venture capital investments. SVB Capital manages funds (primarily venture capital funds) on behalf of third-party limited partners and, on a more limited basis, SVB Financial Group. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. SVB Capital generates income for the Company primarily from investment returns (including carried interest allocations) and management fees.

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.
Our segment information for the three months ended March 31, 2018 and 2017 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Three months ended March 31, 2018
Net interest income	$369,867	$16,247	$7	$33,742	$419,863
Provision for credit losses	(25,274)	(1,722)	—	(976)	(27,972)
Noninterest income	99,346	507	28,910	26,755	155,518
Noninterest expense (3)	(184,751)	(6,043)	(5,046)	(69,577)	(265,417)
Income (loss) before income tax expense (4)	$259,188	$8,989	$23,871	$(10,056)	$281,992
Total average loans, net of unearned income	$20,679,202	$2,666,658	$—	$461,352	$23,807,212
Total average assets (5)	49,953,950	2,590,476	373,322	(550,506)	52,367,242
Total average deposits	44,041,634	1,572,424	—	492,023	46,106,081
Three months ended March 31, 2017
Net interest income	$275,878	$13,610	$10	$20,495	$309,993
Provision for credit losses	(28,889)	(790)	—	(1,055)	(30,734)
Noninterest income	79,519	718	16,775	20,647	117,659
Noninterest expense (3)	(172,916)	(3,919)	(3,472)	(57,326)	(237,633)
Income (loss) before income tax expense (4)	$153,592	$9,619	$13,313	$(17,239)	$159,285
Total average loans, net of unearned income	$17,647,055	$2,245,317	$—	$176,942	$20,069,314
Total average assets (5)	42,888,126	2,272,825	372,876	(232,793)	45,301,034
Total average deposits	38,296,563	1,336,849	—	325,123	39,958,535

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within “Other Items”.

(2)
The “Other Items” column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income consists primarily of interest earned from our fixed income investment portfolio, net of FTP. Noninterest income consists primarily of gains on equity warrant assets and gains or losses on the sale of fixed income investments and equity securities from exercised warrant assets. Noninterest expense consists primarily of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses.

(3)	The Global Commercial Bank segment includes direct depreciation and amortization of $5.5 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively.

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

Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,513,974	$1,478,157
Variable interest rate commitments	13,665,905	14,034,169
Total loan commitments available for funding	15,179,879	15,512,326
Commercial and standby letters of credit (2)	1,990,923	1,950,211
Total unfunded credit commitments	$17,170,802	$17,462,537
Commitments unavailable for funding (3)	$2,602,796	$2,117,057
Allowance for unfunded credit commitments (4)	52,823	51,770

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	Our allowance for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at March 31, 2018. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$1,828,990	$42,039	$1,871,029	$1,871,029
Performance standby letters of credit	107,170	2,935	110,105	110,105
Commercial letters of credit	9,364	425	9,789	9,789
Total	$1,945,524	$45,399	$1,990,923	$1,990,923
Deferred fees related to financial and performance standby letters of credit were $10.8 million at March 31, 2018 and $12.4 million at December 31, 2017. At March 31, 2018, collateral in the form of cash of $962.9 million was available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds
Subject to applicable regulatory requirements, including the Volcker Rule, we make commitments to invest in venture capital and private equity funds, which generally makes investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at March 31, 2018:

(Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (3)
CP I, LP	$6,000	$270	10.7%
CP II, LP (1)	1,200	162	5.1
Shanghai Yangpu Venture Capital Fund (LP)	924	—	6.8
Strategic Investors Fund, LP	15,300	688	12.6
Strategic Investors Fund II, LP	15,000	1,050	8.6
Strategic Investors Fund III, LP	15,000	1,275	5.9
Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V funds	515	131	Various
Capital Preferred Return Fund, LP	12,688	—	20.0
Growth Partners, LP	23,330	1,340	33.0
Debt funds (equity method accounting)	58,493	—	Various
Other fund investments (2)	301,673	8,772	Various
Total	$462,362	$16,013

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in Strategic Investors Fund II, LP.

(2)	Represents commitments to 229 funds (primarily venture capital funds) where our ownership interest is generally less than five percent of the voting interests of each such fund.

(3)
We are subject to the Volcker Rule, which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Part 1, Item 1 of our 2017 Form 10-K.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at March 31, 2018:

(Dollars in thousands)	Unfunded Commitments
Strategic Investors Fund, LP	$1,338
Capital Preferred Return Fund, LP	1,911
Growth Partners, LP	2,680
Total	$5,929

14.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax and California tax returns as major tax filings. Our U.S. federal tax returns for 2014 and subsequent tax years remain open to full examination. Our California tax returns for 2013 and subsequent tax years remain open to full examination.

At March 31, 2018, our unrecognized tax benefit was $12.8 million, the recognition of which would reduce our income tax expense by $9.9 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.

We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three months ended March 31, 2018.

15.	Fair Value of Financial Instruments
Fair Value Measurements
Our available-for-sale securities, derivative instruments and certain non-marketable and other equity securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our interim consolidated financial statements.
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
Level 2
Fair value measurements based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Valuations for the available-for-sale securities are provided by independent pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent brokers. We perform a monthly analysis on the values received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third-party pricing methodologies, review of pricing trends and monitoring of trading volumes. Additional corroboration, such as obtaining a non-binding price from a broker, may be obtained depending on the frequency of trades of the security and the level of liquidity or depth of the market. We ensure prices received from independent brokers represent a reasonable estimate of the fair value through the use of observable market inputs including comparable trades, yield curve, spreads and, when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Below is a summary of the significant inputs used for each class of Level 2 assets and liabilities:
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
Venture capital and private equity fund investments not measured at net asset value: Fair value measurements are based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, and as it relates to the private company, the current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. The significant unobservable inputs used in the fair value measurement include the information about each portfolio company, including actual and forecasted results, cash position, recent or planned transactions and market comparable companies. Significant changes to any one of these inputs in isolation could result in a significant change in the fair value measurement, however, we generally consider all factors available through ongoing communication with the portfolio companies and venture capital fund managers to determine whether there are changes to the portfolio company or the environment that indicate a change in the fair value measurement.
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
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2018
Assets:
Available-for-sale securities:
U.S. Treasury securities	$6,016,877	$—	$—	$6,016,877
U.S. agency debentures	—	1,561,834	—	1,561,834
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	—	2,146,173	—	2,146,173
Agency-issued collateralized mortgage obligations—variable rate	—	355,500	—	355,500
Total available-for-sale securities	6,016,877	4,063,507	—	10,080,384
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	334,665
Venture capital and private equity fund investments not measured at net asset value (1)	—	—	1,001	1,001
Other equity securities in public companies	31	4,663	—	4,694
Total non-marketable and other securities (fair value accounting)	31	4,663	1,001	340,360
Other assets:
Foreign exchange forward and option contracts	—	108,504	—	108,504
Equity warrant assets	—	4,163	131,506	135,669
Client interest rate derivatives	—	5,070	—	5,070
Total assets	$6,016,908	$4,185,907	$132,507	$10,669,987
Liabilities:
Foreign exchange forward and option contracts	$—	$104,325	$—	$104,325
Client interest rate derivatives	—	13,369	—	13,369
Total liabilities	$—	$117,694	$—	$117,694

(1)	Included in Level 3 assets is $0.9 million attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2017
Assets:
Available-for-sale securities:
U.S. Treasury securities	$6,840,502	$—	$—	$6,840,502
U.S. agency debentures	—	1,567,128	—	1,567,128
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	—	2,267,035	—	2,267,035
Agency-issued collateralized mortgage obligations—variable rate	—	373,730	—	373,730
Equity securities	158	72,111	—	72,269
Total available-for-sale securities	6,840,660	4,280,004	—	11,120,664
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	127,192
Venture capital and private equity fund investments not measured at net asset value (1)	—	—	919	919
Other equity securities in public companies (1)	310	—	—	310
Total non-marketable and other securities (fair value accounting)	310	—	919	128,421
Other assets:
Foreign exchange forward and option contracts	—	96,636	—	96,636
Equity warrant assets	—	2,432	121,331	123,763
Client interest rate derivatives	—	11,753	—	11,753
Total assets	$6,840,970	$4,390,825	$122,250	$11,481,237
Liabilities:
Foreign exchange forward and option contracts	$—	$96,641	$—	$96,641
Client interest rate derivatives	—	11,940	—	11,940
Total liabilities	$—	$108,581	$—	$108,581

(1)
Included in Level 1 and Level 3 assets are $0.2 million and $0.8 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2018 and 2017:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains Included in Income	Sales	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Three months ended March 31, 2018
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value(1)	$919	$82	$—	$—	$—	$—	$1,001
Other assets:
Equity warrant assets (2)	121,331	18,611	(12,128)	4,899	—	(1,207)	131,506
Total assets	$122,250	$18,693	$(12,128)	$4,899	$—	$(1,207)	$132,507
Three months ended March 31, 2017
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value(1)	$2,040	$—	$—	$—	$—	$—	$2,040
Other assets:
Equity warrant assets (2)	128,813	6,609	(17,086)	4,030	—	(167)	122,199
Total assets	$130,853	$6,609	$(17,086)	$4,030	$—	$(167)	$124,239

(1)	Realized and unrealized gains (losses) are recorded in the line item “Gains on investment securities, net”, a component of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net”, a component of noninterest income.

The following table presents the amount of net unrealized gains and losses included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$82	$—
Other assets:
Equity warrant assets (2)	9,573	(347)
Total unrealized gains (losses), net	$9,655	$(347)
Unrealized gains attributable to noncontrolling interests (1)	$73	$—

(1)	Unrealized gains (losses) are recorded in the line item “Gains on investment securities, net”, a component of noninterest income.

(2)	Unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net”, a component of noninterest income.
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at March 31, 2018 and December 31, 2017. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
March 31, 2018:
Venture capital and private equity fund investments (fair value accounting)	$1,001	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,641	Black-Scholes option pricing model	Volatility	46.3%
			Risk-Free interest rate	2.7
			Sales restrictions discount (2)	13.7
Equity warrant assets (private portfolio)	129,865	Black-Scholes option pricing model	Volatility	37.0
			Risk-Free interest rate	2.2
			Marketability discount (3)	16.4
			Remaining life assumption (4)	45.0
December 31, 2017:
Venture capital and private equity fund investments (fair value accounting)	$919	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,936	Black-Scholes option pricing model	Volatility	47.9%
			Risk-Free interest rate	2.1
			Sales restrictions discount (2)	15.5
Equity warrant assets (private portfolio)	119,395	Black-Scholes option pricing model	Volatility	36.7
			Risk-Free interest rate	1.8
			Marketability discount (3)	16.4
			Remaining life assumption (4)	45.0

(1)
In determining the fair value of our venture capital and private equity fund investment portfolio (not measured at net asset value), we evaluate a variety of factors related to each underlying private portfolio company including, but not limited to, actual and forecasted results, cash position, recent or planned transactions and market comparable companies. Additionally, we have ongoing communication with the portfolio companies and venture capital fund managers, to determine whether there is a material change in fair value. We use company provided valuation reports, if available, to support our valuation assumptions. These factors are specific to each portfolio company and a weighted average or range of values of the unobservable inputs is not meaningful.

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

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At March 31, 2018, the weighted average contractual remaining term was 6.0 years, compared to our estimated remaining life of 2.7 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three months ended March 31, 2018 and 2017, we did not have any transfers between Level 2 and Level 1 or transfers between Level 3 and Level 1. All transfers from Level 3 to Level 2 for the three months ended March 31, 2018 and 2017 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.

Financial Instruments not Carried at Fair Value
FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at March 31, 2018 and December 31, 2017:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
March 31, 2018:
Financial assets:
Cash and cash equivalents	$2,619,384	$2,619,384	$2,619,384	$—	$—
Held-to-maturity securities	14,548,856	14,229,439	—	14,229,439	—
Non-marketable securities not measured at net asset value	123,811	123,811	—	—	123,811
Non-marketable securities measured at net asset value	134,942	134,942	—	—	—
Net commercial loans	21,618,619	21,810,467	—	—	21,810,467
Net consumer loans	2,695,031	2,695,873	—	—	2,695,873
FHLB and Federal Reserve Bank stock	60,514	60,514	—	—	60,514
Financial liabilities:
Other short-term borrowings	1,102,140	1,102,140	1,102,140	—	—
Non-maturity deposits (1)	45,895,018	45,895,018	45,895,018	—	—
Time deposits	41,514	41,239	—	41,239	—
3.50% Senior Notes	347,386	343,676	—	343,676	—
5.375% Senior Notes	348,345	369,005	—	369,005	—
Off-balance sheet financial assets:
Commitments to extend credit	—	21,507	—	—	21,507
December 31, 2017:
Financial assets:
Cash and cash equivalents	$2,923,075	$2,923,075	$2,923,075	$—	$—
Held-to-maturity securities	12,663,455	12,548,280	—	12,548,280	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	120,019	126,345	—	—	126,345
Non-marketable securities (cost and equity method accounting) measured at net asset value	228,399	331,496	—	—	—
Net commercial loans	20,238,247	20,520,623	—	—	20,520,623
Net consumer loans	2,613,045	2,593,538	—	—	2,593,538
FHLB and Federal Reserve Bank stock	60,020	60,020	—	—	60,020
Financial liabilities:
Short-term FHLB advances	700,000	700,000	700,000	—	—
Federal funds purchased	330,000	330,000	330,000	—	—
Other short-term borrowings	3,730	3,730	3,730	—	—
Non-maturity deposits (1)	44,206,929	44,206,929	44,206,929	—	—
Time deposits	47,146	46,885	—	46,885	—
3.50% Senior Notes	347,303	352,058	—	352,058	—
5.375% Senior Notes	348,189	374,483	—	374,483	—
Off-balance sheet financial assets:
Commitments to extend credit	—	22,208	—	—	22,208

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of March 31, 2018:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$334,665	$334,665	$13,817
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	97,929	97,929	4,943
Debt funds (2)	18,884	18,884	—
Other investments (2)	18,129	18,129	886
Total	$469,607	$469,607	$19,646

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds (consolidated VIEs) and investments in venture capital and private equity fund investments (unconsolidated VIEs). Collectively, these investments in venture capital and private equity funds are primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $95.8 million and $4.5 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

(2)
Venture capital and private equity fund investments, debt funds, and other fund investments within non-marketable securities (equity method accounting) include funds that invest in or lend money to primarily U.S. and global technology and life science/healthcare companies. It is estimated that we will receive distributions from the funds over the next 5 to 8 years, depending on the age of the funds and any potential extensions of the terms of the funds.

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
We have no material related party transactions requiring disclosure. In the ordinary course of business, the Bank may extend credit to related parties, including executive officers, directors, principal shareholders and their related interests. Additionally, we provide real estate secured loans to eligible employees through our EHOP. For additional details, see Note 17—“Employee Compensation and Benefit Plans" under Part II, Item 8 of our 2017 Form 10-K.

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

•	Our overall investment plans and strategies; the realization, timing, valuation and performance of our equity or other investments;

•	The levels of public offerings, mergers and acquisitions and venture capital investment activity of our clients that may impact the borrowing needs of our clients;

•	The occurrence of fraudulent activity, including breaches of our information security or cyber security-related incidents;

•	Business disruptions and interruptions due to natural disasters and other external events;

•	The impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;

•	Expansion of our business internationally, and the impact of international market and economic events on us;

•	The impact of governmental policy, legal requirements and regulations, including the Dodd-Frank Act, promulgated by the Federal Reserve and other regulatory requirements;

•	The impact of lawsuits and claims, as well as legal or regulatory proceedings;

•	The impact of changes in accounting standards and tax laws, including the impact of the Tax Cuts and Jobs Act;

•	The levels of equity capital available to our client or portfolio companies;

•	The effectiveness of our risk management framework and quantitative models;

•	Our ability to maintain or increase our market share, including through successfully implementing our business strategy and undertaking new business initiatives; and

•	Other factors as discussed in “Risk Factors” under Part I, Item 1A in our 2017 Form 10-K.

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
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our 2017 Form 10-K.
Reclassifications
Certain prior period amounts, primarily related to the adoption of new accounting guidance, have been reclassified to conform to current period presentations.
Management’s Overview of First Quarter 2018 Performance
Overall, we had an outstanding first quarter in 2018, which was marked by higher net interest and core fee income, increased warrant gains, strong total client funds growth, healthy loan growth and stable credit quality. Additionally, we saw higher noninterest expense, primarily from increased compensation and benefits expenses reflective of increased expenses to support our increasing regulatory, risk and compliance initiatives to support our domestic and global expansion. Our core business continued to perform well as a result of our ongoing focus on innovation companies and their investors and continued efforts to secure client relationships. We saw continued success in working with private equity/venture capital firms and technology clients as well as clients in our private banking division.

A summary of our performance for the three months ended March 31, 2018 (compared to the three months ended March 31, 2017, where applicable) is as follows:

BALANCE SHEET	EARNINGS
Assets.  $52.4 billion in average total assets (up 15.6%). $53.5 billion in period-end total assets (up 15.3%).
Loans.  $23.8 billion in average total loan balances, net of unearned income (up 18.6%). $24.6 billion in period-end total loan balances, net of unearned income (up 20.4%).
Total Client Funds. (on-balance sheet deposits and off-balance sheet client investment funds).  $110.5 billion in average total client fund balances (up 28.3%). $113.7 billion in period-end total client fund balances (up 29.9%).
Fixed Income Investments.  $24.0 billion in average fixed income investment securities (up 13.4%). $24.6 billion in period-end fixed income investment securities (up 17.3%).

 EPS.  Earnings per diluted share of $3.63 (up 90.1%).
Net Income.  Consolidated net income available to common stockholders of $195.0 million (up 92.1%).
- Net interest income of $419.9 million (up 35.4%).
- Net interest margin of 3.38% (up 50 bps).
- Noninterest income of $155.5 million (up 32.2%), with non-GAAP core fee income+ of $115.0 million (up 39.3%).
- Noninterest expense of $265.4 million (up 11.7%).

ROE.  Return on average equity (annualized) (“ROE”) performance of 18.12%.
Operating Efficiency Ratio.  Operating efficiency ratio of 46.13%.

CAPITAL	CREDIT QUALITY
Capital. Continued strong capital levels, with all capital ratios considered “well-capitalized” under banking regulations. SVBFG and SVB capital ratios, respectively, were:
- CET 1 risk-based capital ratio of 12.87% and 11.90%.
- Tier 1 risk-based capital ratio of 13.06% and 11.90%.
- Total risk-based capital ratio of 13.99% and 12.88%.
- Tier 1 leverage ratio of 8.67% and 7.69%.

Credit Quality.  Continued disciplined underwriting.
- Allowance for loan losses of 1.11% as a percentage of period-end total gross loans.
- Provision for loan losses of 0.44% as a percentage of period-end total gross loans (annualized).
- Net loan charge-offs of 0.15% as a percentage of average total gross loans (annualized).

+ Consists of fee income for deposit services, letters of credit and standby letters of credit, credit cards, client investments, foreign exchange and lending-related activities. This is a non-GAAP financial metric. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”)

A summary of our performance for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(Dollars in thousands, except per share data, employees and ratios)	2018	2017	% Change

Diluted earnings per common share	$3.63	$1.91	90.1%
Net income available to common stockholders	194,961	101,483	92.1
Net interest income	419,863	309,993	35.4
Net interest margin	3.38%	2.88%	50	bps
Provision for credit losses	$27,972	$30,734	(9.0)%
Noninterest income	155,518	117,659	32.2
Noninterest expense	265,417	237,633	11.7
Non-GAAP core fee income (1)	115,010	82,578	39.3
Non-GAAP noninterest income, net of noncontrolling interests (1)	142,494	111,100	28.3
Non-GAAP noninterest expense, net of noncontrolling interests(2)	265,449	237,464	11.8
Balance Sheet:
Average available-for-sale securities	$10,748,512	$12,550,264	(14.4)%
Average held-to-maturity securities	13,234,326	8,600,176	53.9
Average loans, net of unearned income	23,807,212	20,069,314	18.6
Average noninterest-bearing demand deposits	37,950,787	32,709,423	16.0
Average interest-bearing deposits	8,155,294	7,249,112	12.5
Average total deposits	46,106,081	39,958,535	15.4
Earnings Ratios:
Return on average assets (annualized) (3)	1.51%	0.91%	65.9%
Return on average SVBFG stockholders’ equity (annualized) (4)	18.12	11.03	64.3
Asset Quality Ratios:
Allowance for loan losses as a % of total period-end gross loans	1.11%	1.18%	(7)	bps
Allowance for loan losses for performing loans as a % of total gross performing loans	0.93	0.94	(1)
Gross loan charge-offs as a % of average total gross loans (annualized)	0.18	0.28	(10)
Net loan charge-offs as a % of average total gross loans (annualized)	0.15	0.25	(10)
Capital Ratios:
CET 1 risk-based capital ratio	12.87%	13.05%	(18)	bps
Tier 1 risk-based capital ratio	13.06	13.44	(38)
Total risk-based capital ratio	13.99	14.45	(46)
Tier 1 leverage ratio	8.67	8.51	16
Tangible common equity to tangible assets (5)	8.25	8.11	14
Tangible common equity to risk-weighted assets (5)	12.65	13.12	(47)
Bank CET 1 risk-based capital ratio	11.90	12.75	(85)
Bank tier 1 risk-based capital ratio	11.90	12.75	(85)
Bank total risk-based capital ratio	12.88	13.80	(92)
Bank tier 1 leverage ratio	7.69	7.81	(12)
Bank tangible common equity to tangible assets (5)	7.41	7.66	(25)
Bank tangible common equity to risk-weighted assets (5)	11.68	12.82	(114)
Other Ratios:
GAAP operating efficiency ratio (6)	46.13%	55.57%	(17.0)%
Non-GAAP operating efficiency ratio (2)	47.09	56.35	(16.4)
Book value per common share (7)	$83.43	$71.80	16.2
Other Statistics:
Average full-time equivalent employees	2,498	2,345	6.5%
Period-end full-time equivalent employees	2,512	2,347	7.0

(1)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and noninterest income.

(2)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average assets.

(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average SVBFG stockholders’ equity.

(5)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(7)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
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
There have been no significant changes during the three months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2017 Form 10-K.
Results of Operations
Net Interest Income and Margin (Fully Taxable Equivalent Basis)
Net interest income is defined as the difference between interest earned on loans, fixed income investment portfolio (available-for-sale and held-to-maturity securities), short-term investment securities and interest paid on funding sources. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of annualized net interest income, on a fully taxable equivalent basis, expressed as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the federal statutory tax rate of 21.0 percent for the three months ended March 31, 2018 and 35.0 percent for the three months ended March 31, 2017.
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

	2018 Compared to 2017
	Three months ended March 31, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell, trade receivables purchased and other short-term investment securities	$448	$2,172	$2,620
Fixed income investment portfolio (taxable)	19,150	15,524	34,674
Fixed income investment portfolio (non-taxable)	5,623	(171)	5,452
Loans, net of unearned income	46,643	23,089	69,732
Increase in interest income, net	71,864	40,614	112,478
Interest expense:
Interest bearing checking and savings accounts	41	—	41
Money market deposits	494	1,863	2,357
Money market deposits in foreign offices	3	(1)	2
Time deposits	(2)	(2)	(4)
Sweep deposits in foreign offices	(13)	(3)	(16)
Total increase in deposits expense	523	1,857	2,380
Short-term borrowings	173	141	314
3.50% Senior Notes	3	—	3
5.375% Senior Notes	8	—	8
Junior Subordinated Debentures	(832)	—	(832)
6.05% Subordinated Notes	(271)	—	(271)
Total (decrease) increase in borrowings expense	(919)	141	(778)
(Decrease) increase in interest expense, net	(396)	1,998	1,602
Increase in net interest income	$72,260	$38,616	$110,876
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended March 31, 2018 and 2017
Net interest income increased by $110.9 million to $421.2 million for the three months ended March 31, 2018, compared to $310.3 million for the comparable 2017 period. Overall, our net interest income increased primarily from interest earned on loans, reflective of higher average loan balances driven by strong loan growth from our private equity/venture capital and software/internet loan portfolios and rate increases subsequent to March 31, 2017. In addition, we saw an increase in interest earned on our fixed income investment securities portfolio reflective of higher average fixed income investment securities balances driven by higher average deposit balances as well as an increase in yield from rate increases.
The main factors affecting interest income for the three months ended March 31, 2018, compared to the comparable 2017 period are discussed below:

•	Interest income for the three months ended March 31, 2018 increased by $112.5 million due primarily to:

◦
A $69.7 million increase in interest income on loans to $297.1 million for the three months ended March 31, 2018, compared to $227.3 million for the comparable 2017 period. The increase was reflective of an increase in average loan balances of $3.7 billion and an increase in the overall loan yield of 47 basis points to 5.06 percent from 4.59 percent. Gross loan yields, excluding loan interest recoveries and loan fees, increased 49 basis points to 4.52 percent from 4.03 percent, reflective primarily of the benefit of interest rate increases. Loan fee yields were down four basis points to 51 basis points for the three months ended March 31, 2018.

◦
A $40.1 million increase in interest income on fixed income investment securities to $130.9 million for the three months ended March 31, 2018, compared to $90.8 million for the comparable 2017 period. The increase was reflective of an increase in average fixed income investments of $2.8 billion due to growth in average deposit balances and an increase in our fixed income investment securities yield of 47 basis points to 2.21 percent from 1.74 percent resulting primarily from higher reinvestment yields on maturing fixed income investments as well as higher yields on new purchases due to interest rate increases.

◦
A $2.6 million increase in interest income from our interest earning cash and short-term investment securities. The increase was due primarily to higher yields as a result of increases in the Federal Funds target rate.

•	Interest expense for the three months ended March 31, 2018 increased by $1.6 million due primarily to:

◦	A $2.4 million increase in deposits interest expense, due primarily to an increase in interest paid on our interest-bearing money market deposits as a result of market rate adjustments.

◦	A $0.8 million decrease in borrowings interest expense, due mostly to the repayment of our 6.05% Subordinated Notes and the redemption of our Junior Subordinated Debentures in 2017.
Net Interest Margin (Fully Taxable Equivalent Basis)
Three months ended March 31, 2018 and 2017

•
Our net interest margin increased by 50 basis points to 3.38 percent for the three months ended March 31, 2018, compared to 2.88 percent for the comparable 2017 period. The higher margin during the first quarter of 2018 was reflective primarily of the increases in the Federal Funds target rate since the first quarter of 2017 as well as a shift in the mix of interest-earning assets to higher-yielding loans from our fixed income investment securities.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2018 and 2017:

Average Balances, Rates and Yields for the Three Months Ended March 31, 2018 and 2017

	Three months ended March 31,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,713,976	$5,756	0.86%	$2,502,930	$3,136	0.51%
Investment securities: (2)
Available-for-sale securities:
Taxable	10,748,512	47,976	1.81	12,550,264	45,707	1.48
Held-to-maturity securities:
Taxable	12,415,508	76,501	2.50	8,495,674	44,096	2.10
Non-taxable (3)	818,818	6,446	3.19	104,502	994	3.86
Total loans, net of unearned income (4) (5)	23,807,212	297,073	5.06	20,069,314	227,341	4.59
Total interest-earning assets	50,504,026	433,752	3.48	43,722,684	321,274	2.98
Cash and due from banks	400,256			354,684
Allowance for loan losses	(263,086)			(234,274)
Other assets (6)	1,726,046			1,457,940
Total assets	$52,367,242			$45,301,034
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$608,686	$116	0.08%	$394,928	$75	0.08%
Money market deposits	6,337,944	3,855	0.25	5,525,682	1,498	0.11
Money market deposits in foreign offices	181,294	18	0.04	151,474	16	0.04
Time deposits	47,029	13	0.11	53,811	17	0.13
Sweep deposits in foreign offices	980,341	95	0.04	1,123,217	111	0.04
Total interest-bearing deposits	8,155,294	4,097	0.20	7,249,112	1,717	0.10
Short-term borrowings	112,063	434	1.57	67,471	120	0.72
3.50% Senior Notes	347,332	3,145	3.67	347,008	3,142	3.67
5.375% Senior Notes	348,242	4,859	5.66	347,636	4,851	5.66
Junior Subordinated Debentures	—	—	—	54,478	832	6.19
6.05% Subordinated Notes	—	—	—	46,498	271	2.36
Total interest-bearing liabilities	8,962,931	12,535	0.57	8,112,203	10,933	0.55
Portion of noninterest-bearing funding sources	41,541,095			35,610,481
Total funding sources	50,504,026	12,535	0.10	43,722,684	10,933	0.10
Noninterest-bearing funding sources:
Demand deposits	37,950,787			32,709,423
Other liabilities	952,032			612,800
SVBFG stockholders’ equity	4,364,667			3,732,134
Noncontrolling interests	136,825			134,474
Portion used to fund interest-earning assets	(41,541,095)			(35,610,481)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$52,367,242			$45,301,034
Net interest income and margin		$421,217	3.38%		$310,341	2.88%
Total deposits	$46,106,081			$39,958,535
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,354)			(348)
Net interest income, as reported		$419,863			$309,993

(1)
Includes average interest-earning deposits in other financial institutions of $1.2 billion and $0.8 billion for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, balances also include $1.4 billion and $1.6 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)
Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent for the three months ended March 31, 2018 and 35.0 percent for the three months ended March 31, 2017.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $29.9 million and $27.2 million for the three months ended March 31, 2018 and 2017, respectively.

(6)
Average investment securities of $787 million and $658 million for the three months ended March 31, 2018 and 2017, respectively, were classified as other assets as they were noninterest-earning assets. These investments consisted primarily of non-marketable and other securities.

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
The following table summarizes our allowance for loan losses and the allowance for unfunded credit commitments for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars in thousands, except ratios)	2018	2017
Allowance for loan losses, beginning balance	$255,024	$225,366
Provision for loan losses	26,996	29,679
Gross loan charge-offs	(10,587)	(14,030)
Loan recoveries	1,788	1,792
Foreign currency translation adjustments	1,073	323
Allowance for loan losses, ending balance	$274,294	$243,130
Allowance for unfunded credit commitments, beginning balance	51,770	45,265
Provision for unfunded credit commitments	976	1,055
Foreign currency translation adjustments	77	15
Allowance for unfunded credit commitments, ending balance (1)	$52,823	$46,335
Ratios and other information:
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.44%	0.59%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.18	0.28
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.15	0.25
Allowance for loan losses as a percentage of period-end total gross loans	1.11	1.18
Provision for credit losses	$27,972	$30,734
Period-end total gross loans	24,745,752	20,548,651
Average total gross loans	23,956,784	20,189,562

(1)	The “allowance for unfunded credit commitments” is included as a component of “other liabilities.”

Three months ended March 31, 2018 and 2017
Our provision for credit losses was $28.0 million for the three months ended March 31, 2018, consisting of a provision for loan losses of $27.0 million and a provision for unfunded credit commitments of $1.0 million. Our provision for credit losses was $30.7 million for the three months ended March 31, 2017, consisting of a provision for loan losses of $29.7 million and a provision for unfunded credit commitments of $1.1 million.
The provision for loan losses of $27.0 million for the three months ended March 31, 2018 primarily reflects a $14.0 million increase in reserves for period-end loan growth and $11.3 million in specific reserves for net new nonaccrual loans.
Gross loan charge-offs were $10.6 million for the three months ended March 31, 2018, of which $3.4 million was not specifically previously reserved for at December 31, 2017. Gross loan charge-offs included $6.1 million from early-stage client loans, mostly in our software/internet and hardware portfolios and $3.2 million from a late-stage client loan in our software/internet portfolio.
Gross loan charge-offs of $14.0 million for the three months ended March 31, 2017, of which $5.4 million was not specifically previously reserved for at December 31, 2016. Our early-stage client portfolio included $12.4 million of gross loan charge-offs, primarily from our software/internet portfolio.

See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 7—“Loans, Allowance for Loan Losses and Allowance for Unfunded Credit Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for loan losses.
Noninterest Income
For the three months ended March 31, 2018, noninterest income was $155.5 million, compared to $117.7 million for the comparable 2017 period. For the three months ended March 31, 2018, non-GAAP noninterest income, net of noncontrolling interests was $142.5 million, compared to $111.1 million for the comparable 2017 period. For the three months ended March 31, 2018, non-GAAP core fee income was $115.0 million, compared to $82.6 million for the comparable 2017 period. (See reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures”.)
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
Core fee income is a non-GAAP financial measure, which represents GAAP noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control, primarily our net gains (losses) on investment securities and equity warrant assets. Core fee income includes foreign exchange fees, credit card fees, deposit service charges, lending related fees, client investment fees and letters of credit and standby letters of credit fees.
The following table provides a reconciliation of GAAP noninterest income to non-GAAP noninterest income, net of noncontrolling interests, for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
GAAP noninterest income	$155,518	$117,659	32.2%
Less: income attributable to noncontrolling interests, including carried interest allocation	13,024	6,559	98.6
Non-GAAP noninterest income, net of noncontrolling interests	$142,494	$111,100	28.3

The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
GAAP noninterest income	$155,518	$117,659	32.2%
Less: gains on investment securities, net	9,058	15,970	(43.3)
Less: gains on equity warrant assets, net	19,191	6,690	186.9
Less: other noninterest income	12,259	12,421	(1.3)
Non-GAAP core fee income (1)	$115,010	$82,578	39.3

(1)
Non-GAAP core fee income represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control and includes foreign exchange fees, credit card fees, deposit service charges, lending related fees, client investment fees and letters of credit and standby letters of credit fees.

Gains on Investment Securities, Net
Net gains and losses on investment securities include gains and losses from our non-marketable and other equity securities, as well as gains and losses from sales of our AFS securities portfolio, when applicable.
Our non-marketable and other equity securities portfolio primarily represents investments in venture capital and private equity funds, SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture bank in China (“SPD-SVB”)), debt funds, private and public portfolio companies and investments in qualified affordable housing projects. We experience variability in the performance of our non-marketable and other equity securities from period to period, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains and losses from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains or losses from non-marketable and other equity securities for any single period are typically driven by valuation changes, and are therefore subject to potential increases or decreases in future periods. Such variability may lead to volatility in the gains or losses from investment securities. As such, our results for a particular period are not necessarily indicative of our expected performance in a future period.
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
Three months ended March 31, 2018 and 2017
For the three months ended March 31, 2018, we had net gains on investment securities of $9.1 million, compared to $16.0 million for the comparable 2017 period. Non-GAAP net losses on investment securities, net of noncontrolling interests, were $3.8 million for the three months ended March 31, 2018, compared to non-GAAP net gains, net of noncontrolling interests of $9.5 million for the comparable 2017 period.
Non-GAAP net losses on investment securities, net of noncontrolling interests, of $3.8 million for the three months ended March 31, 2018 were driven by the following:

•
Losses of $22.3 million from our public equity securities portfolio primarily reflective of net losses on sales of shares, from exercised warrants of Roku 2017, which were sold in the first quarter of 2018,

•
Gains of $12.6 million from our strategic and other investments, comprised primarily of net unrealized valuation increases in public company investments held in our strategic venture capital funds, and

•	Gains of $6.9 million from our managed funds of funds portfolio related primarily to net unrealized valuation increases in the investments held by the funds.
The following table provides a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net (losses) gains on investment securities, net of noncontrolling interests, for the three months ended March 31, 2018 and 2017:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Public Equity Securities (1)	Debt Funds	Sales of AFS Securities (1)	Strategic and Other Investments	Total
Three months ended March 31, 2018
Total gains (losses) on investment securities, net	$19,073	$1,919	$(22,282)	$(2,299)	$—	$12,647	$9,058
Less: income attributable to noncontrolling interests, including carried interest allocation	12,197	708	—	—	—	—	12,905
Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$6,876	$1,211	$(22,282)	$(2,299)	$—	$12,647	$(3,847)

(1)
Effective January 1, 2018, we adopted Accounting Standard update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, resulting in the reclassification of public equity securities out of our AFS securities portfolio into our non-marketable and other equity securities portfolio as reported at March 31, 2018. This guidance was adopted using the modified retrospective method with a cumulative adjustment to opening retained earnings. As such, prior period amounts have not been restated.

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Sales of AFS Securities	Strategic and Other Investments	Total
Three months ended March 31, 2017
Total gains (losses) on investment securities, net	$10,033	$96	$(431)	$608	$5,664	$15,970
Less: income attributable to noncontrolling interests, including carried interest allocation	6,420	42	—	—	—	6,462
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$3,613	$54	$(431)	$608	$5,664	$9,508
Gains on Equity Warrant Assets, Net
Three months ended March 31, 2018 and 2017
Net gains on equity warrant assets were $19.2 million for the three months ended March 31, 2018, compared to net gains of $6.7 million for the comparable 2017 period. Net gains on equity warrant assets for the three months ended March 31, 2018 consisted of:

•
Net gains of $10.2 million from changes in warrant valuation increases for the three months ended March 31, 2018, compared to net losses of $0.6 million for the comparable 2017 period, driven by our private company warrant portfolio, and

•
Net gains of $9.9 million from the exercise of equity warrant assets during the three months ended March 31, 2018, compared to net gains of $8.0 million for the comparable 2017 period, primarily driven by M&A activity.

A summary of gains on equity warrant assets, net, for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
Equity warrant assets (1)
Gains on exercises, net	$9,927	$7,956	24.8%
Cancellations and expirations	(922)	(634)	45.4
Changes in fair value, net	10,186	(632)	NM
Gains on equity warrant assets, net	$19,191	$6,690	186.9

NM—Not meaningful

(1)
At March 31, 2018, we held warrants in 1,929 companies, compared to 1,762 companies at March 31, 2017. The total fair value of our warrant portfolio was $135.7 million at March 31, 2018 and $124.2 million at March 31, 2017. Warrants in 13 companies each had fair values greater than $1.0 million and collectively represented $31.0 million, or 22.8 percent, of the fair value of the total warrant portfolio at March 31, 2018.

Non-GAAP Core Fee Income

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
Non-GAAP core fee income (1):
Foreign exchange fees	$33,827	$26,247	28.9%
Credit card fees	21,692	17,730	22.3
Deposit service charges	17,699	13,975	26.6
Client investment fees	22,875	9,026	153.4
Lending related fees	10,735	8,961	19.8
Letters of credit and standby letters of credit fees	8,182	6,639	23.2
Total non-GAAP core fee income (1)	$115,010	$82,578	39.3

(1)
This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control. See “Use of Non-GAAP Measures” above.

Foreign Exchange Fees
Foreign exchange fees were $33.8 million for the three months ended March 31, 2018, compared to $26.2 million for the comparable 2017 period. The increase in foreign exchange fees was driven primarily by increases in spot contract commissions driven by increased volume of trades for the three months ended March 31, 2018 compared to the 2017 period. The volume of trades for spot contracts increased 31.1 percent for the three months ended March 31, 2018 compared to the comparable 2017 period. A summary of foreign exchange fee income by instrument type for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
Foreign exchange fees by instrument type:
Spot contract commissions	$31,202	$22,424	39.1%
Forward contract commissions	2,485	3,601	(31.0)
Option premium fees	140	222	(36.9)
Total foreign exchange fees	$33,827	$26,247	28.9

Credit Card Fees
Credit card fees were $21.7 million for the three months ended March 31, 2018, compared to $17.7 million for the comparable 2017 period. The increase was primarily due to higher interchange fee income driven by an increase in transaction volume reflective of higher spend by our commercial clients and our focus on our credit card business as a key area targeted for growth. The increases in interchange fee income were partially offset by increases in rebate/rewards expense for the three months ended March 31, 2018. A summary of credit card fees by instrument type for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
Credit card fees by instrument type:
Card interchange fees, net	$17,560	$13,971	25.7%
Merchant service fees	2,906	2,740	6.1
Card service fees	1,226	1,019	20.3
Total credit card fees	$21,692	$17,730	22.3
Deposit Service Charges
Deposit service charges were $17.7 million for the three months ended March 31, 2018, compared to $14.0 million for the comparable 2017 period. The increase was reflective of higher deposit client counts, as well as higher volumes of our transaction-based fee products, during the three months ended March 31, 2018.
Client Investment Fees
Client investment fees were $22.9 million for the three months ended March 31, 2018, compared to $9.0 million for the comparable 2017 period. The increase was reflective of the large increase in average client investment funds driven by our clients’ increased utilization of our off-balance sheet sweep money market funds and products managed by SVB Asset Management. Client investment fees also benefited from improved spreads on our client investment funds due to increases in general market rates and the reintroduction of fees that had been previously waived due to the low rate environment. A summary of client investment fees by instrument type for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
Client investment fees by type:
Sweep money market fees	$12,322	$4,396	180.3%
Asset management fees	5,358	3,378	58.6
Repurchase agreement fees	5,195	1,252	NM
Total client investment fees	$22,875	$9,026	153.4

NM—Not meaningful
The following table summarizes average client investment funds for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars in millions)	2018	2017	% Change
Sweep money market funds	$26,132	$17,719	47.5%
Client investment assets under management (1)	30,699	23,047	33.2
Repurchase agreements	7,546	5,364	40.7
Total average client investment funds (2)	$64,377	$46,130	39.6

(1)	These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(2)	Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at March 31, 2018 and December 31, 2017:

(Dollars in millions)	March 31, 2018	December 31, 2017	% Change
Sweep money market funds	$29,421	$23,911	23.0%
Client investment assets under management (1)	31,423	29,344	7.1
Repurchase agreements	6,895	7,074	(2.5)
Total period-end client investment funds (2)	$67,739	$60,329	12.3

(1)	These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(2)	Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
Lending Related Fees
Lending related fees were $10.7 million for the three months ended March 31, 2018, compared to $9.0 million for the comparable 2017 period. The increase was due primarily to an increase in fees earned from unused lines of credit for the three months ended March 31, 2018. Unused loan commitments were $15.2 billion at March 31, 2018 and $14.4 billion at March 31, 2017. A summary of lending related fees by instrument type for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
Lending related fees by instrument type:
Unused commitment fees	$8,757	$6,567	33.3%
Other	1,978	2,394	(17.4)
Total lending related fees	$10,735	$8,961	19.8
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees were $8.2 million or the three months ended March 31, 2018, compared to $6.6 million for the comparable 2017 period. The increase was primarily driven by increases in deferred fee income reflective of larger letter of credit issuances.
Other Noninterest Income
Total other noninterest income was $12.3 million for the three months ended March 31, 2018, compared to $12.4 million for the comparable 2017 period. The decrease of $0.1 million was due primarily to a decrease of in valuation fee income due to the sale of our equity valuation services business during the third quarter of 2017 partially offset by increases in other noninterest income.
A summary of other noninterest income for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
Fund management fees	$5,736	$5,169	11.0%
Net (losses) gains on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	(47)	1,328	(103.5)
Other service revenue (2)	6,570	5,924	10.9
Total other noninterest income	$12,259	$12,421	(1.3)

(1)
Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.

(2)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income, incentive fees related to carried interest, valuation fee income and other fee income.

Noninterest Expense
A summary of noninterest expense for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
Compensation and benefits	$165,806	$147,176	12.7%
Professional services	28,725	25,419	13.0
Premises and equipment	18,545	15,858	16.9
Net occupancy	13,616	11,651	16.9
Business development and travel	11,191	9,195	21.7
FDIC and state assessments	9,430	8,682	8.6
Correspondent bank fees	3,410	3,445	(1.0)
Other	14,694	16,207	(9.3)
Total noninterest expense	$265,417	$237,633	11.7
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
The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars in thousands, except ratios)	2018	2017	% Change
GAAP noninterest expense	$265,417	$237,633	11.7%
Less: amounts attributable to noncontrolling interests	(32)	169	(118.9)
Non-GAAP noninterest expense, net of noncontrolling interests	$265,449	$237,464	11.8

GAAP net interest income	$419,863	$309,993	35.4
Adjustments for taxable equivalent basis	1,354	348	NM
Non-GAAP taxable equivalent net interest income	$421,217	$310,341	35.7
Less: income attributable to noncontrolling interests	9	7	28.6
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$421,208	$310,334	35.7

GAAP noninterest income	$155,518	$117,659	32.2
Less: income attributable to noncontrolling interests	13,024	6,559	98.6
Non-GAAP noninterest income, net of noncontrolling interests	$142,494	$111,100	28.3

GAAP total revenue	$575,381	$427,652	34.5
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$563,702	$421,434	33.8
GAAP operating efficiency ratio	46.13%	55.57%	(17.0)
Non-GAAP operating efficiency ratio (1)	47.09	56.35	(16.4)

NM—Not meaningful

(1)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests, by non-GAAP taxable-equivalent revenue, net of noncontrolling interests.

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars in thousands, except employees)	2018	2017	% Change
Compensation and benefits:
Salaries and wages	$73,039	$66,859	9.2
Incentive compensation & ESOP	43,633	33,819	29.0
Other employee incentives and benefits (1)	49,134	46,498	5.7
Total compensation and benefits	$165,806	$147,176	12.7
Period-end full-time equivalent employees	2,512	2,347	7.0
Average full-time equivalent employees	2,498	2,345	6.5

(1)
Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention plans, agency fees and other employee-related expenses.

Compensation and benefits expense was $165.8 million for the three months ended March 31, 2018, compared to $147.2 million for the comparable 2017 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $9.8 million in expenses related to incentive compensation plans and ESOP. Our incentive compensation expense is higher in the first quarter of 2018 due to our expected full year performance for 2018 being higher than expectations of our performance for both our internal targets and as compared to selected peer banks' ROE during the same period in 2017,

•
An increase of $6.2 million in salaries and wages, reflective primarily of an increase in the number of average FTE by 153 to 2,498 FTEs for the first quarter of 2018 compared to the same period in 2017, and annual pay raises. The increase in headcount was primarily to support our growth initiatives, and

•
An increase of $2.6 million in total other employee incentives and benefits, particularly seasonal expenses relating to additional 401(k) matching contributions as a result of the 2017 annual incentive compensation plan payments and increased employer payroll taxes reflective of our increased headcount since the first quarter of 2017. The increase in other employee incentives and benefits also included an increase of $1.3 million in share-based compensation expense, primarily due to our current vesting expectations for our outstanding performance-based restricted stock awards as compared to our estimate for the first quarter of 2017, reflective of the increase in our stock price relative to our peers.

Professional Services
Professional services expense was $28.7 million for the three months ended March 31, 2018, compared to $25.4 million for the comparable 2017 period. The increase was primarily related to enhancements in our regulatory, risk and compliance infrastructure to support our momentum as we continue to grow both domestically and globally as well as investments made in projects, systems and technology to support our revenue growth and related initiatives and other operating costs.
Premises and Equipment
Premises and equipment was $18.5 million for the three months ended March 31, 2018, compared to $15.9 million for the comparable 2017 period. The increase related to investments in projects, systems and technology to support our revenue growth and related initiatives as well as other operating costs.

Net Occupancy
Net occupancy expense was $13.6 million for the three months ended March 31, 2018, compared to $11.7 million for the comparable 2017 period. The increase was primarily due to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices to support our growth.
Business Development and Travel
Business development and travel expense was $11.2 million for the three months ended March 31, 2018, compared to $9.2 million for the comparable 2017 period. The increase was to support expansion initiatives as we continue to grow both domestically and globally.
Other Noninterest Expense
Total other noninterest expense was $14.7 million for the three months ended March 31, 2018, compared to $16.2 million for the comparable 2017 period. The decrease of $1.5 million was driven primarily by certain reimbursement incentives received associated with a new vendor agreement signed during the first quarter 2018.
A summary of other noninterest expense for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
Lending and other client related processing costs	$3,201	$5,539	(42.2)%
Data processing services	2,492	2,582	(3.5)
Telephone	2,377	2,703	(12.1)
Dues and publications	850	795	6.9
Postage and supplies	667	749	(10.9)
Other	5,107	3,839	33.0
Total other noninterest expense	$14,694	$16,207	(9.3)

Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “Net income attributable to noncontrolling interests” on our statements of income.
In the table below, noninterest income consists primarily of net investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
Net interest income (1)	$(9)	$(7)	28.6%
Noninterest income (1)	(9,522)	(5,454)	74.6
Noninterest expense (1)	(32)	169	(118.9)
Carried interest allocation (2)	(3,502)	(1,105)	NM
Net income attributable to noncontrolling interests	$(13,065)	$(6,397)	104.2

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income or loss and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.

Three months ended March 31, 2018 and 2017
Net income attributable to noncontrolling interests was $13.1 million for the three months ended March 31, 2018, compared to $6.4 million for the comparable 2017 period. Net income attributable to noncontrolling interests of $13.1 million for the three months ended March 31, 2018 was primarily a result of net gains on investment securities (including carried interest allocation) from our managed funds of funds portfolio related to net unrealized valuation increases in the investments held by the funds during the first quarter of 2018. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net”.
Income Taxes
On December 22, 2017, the TCJ Act was signed into law. The TCJ Act amends the Internal Revenue Code to, among other things, reduce tax rates, and make changes to credits and deductions for individuals and businesses. For businesses, the TCJ Act permanently lowers the Federal corporate tax rate to 21 percent from the prior maximum rate of 35 percent, effective for tax years including or commencing January 1, 2018.
The Company has also considered the provisions of the TCJ Act related to non-U.S. operations which would potentially impact the Company’s income tax provision. Such provisions include the one-time transition tax (“TT”) on foreign earnings and the new base erosion anti-avoidance tax (“BEAT”). Based on analyses performed by the Company as of March 31, 2018, the impact of both of these provisions will have an immaterial impact on the Company’s income tax provision.
Our effective income tax expense rate was 27.5 percent for the three months ended March 31, 2018, compared to 33.6 percent for the three months ended March 31, 2017. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
The reduction in the effective tax rate for the three months ended March 31, 2018 is primarily due to the lower Federal corporate tax rate as a result of the TCJ Act effective January 1, 2018, partially offset by the period-over-period reduction in tax benefits associated with employee stock transactions and a one-time benefit of $4.7 million recorded in the period ended March 31, 2017, for the return of tax funds related to a prior year's tax return. The effective tax rate for the three months ended March 31, 2018, and March 31, 2017, also included the recognition of tax benefits of $2.5 million and $6.1 million, respectively, due to the adoption and implementation of ASU 2016-09 in the first quarter of 2017.
The Company has considered the provisions of the TCJ Act and analyzed for potential impact to its income tax provision for the fiscal year ending December 31, 2018. Aside from the items noted above, the Company is not aware of any further items which could materially impact its financial statements for the quarter ended March 31, 2018.

Operating Segment Results
We have three segments for which we report our financial information: Global Commercial Bank, SVB Private Bank and SVB Capital.
We report segment information based on the “management” approach, which designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 12—“Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.
The following is our reportable segment information for the three months ended March 31, 2018 and 2017:
Global Commercial Bank

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
Net interest income	$369,867	$275,878	34.1%
Provision for credit losses	(25,274)	(28,889)	(12.5)
Noninterest income	99,346	79,519	24.9
Noninterest expense	(184,751)	(172,916)	6.8
Income before income tax expense	$259,188	$153,592	68.8
Total average loans, net of unearned income	$20,679,202	$17,647,055	17.2
Total average assets	49,953,950	42,888,126	16.5
Total average deposits	44,041,634	38,296,563	15.0

Three months ended March 31, 2018 and 2017
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $259.2 million for the three months ended March 31, 2018, compared to $153.6 million for the comparable 2017 period, which reflected the continued acquisition of new clients and growth of our core commercial business. The key components of GCB's performance for the three months ended March 31, 2018 compared to the comparable 2017 period are discussed below.
Net interest income from GCB increased by $94.0 million for the three months ended March 31, 2018, due primarily to an increase in loan interest income resulting mainly from higher average loan balances, as well as from an increase in loan yields as a result of rate increases.
GCB had a provision for credit losses of $25.3 million for the three months ended March 31, 2018, compared to $28.9 million for the comparable 2017 period. The provision of $25.3 million for the three months ended March 31, 2018 primarily reflected $11.3 million in net new specific reserves for nonaccrual loans and a $14.0 million increase in reserves for period-end loan growth.
The provision of $28.9 million for the three months ended March 31, 2017 primarily reflected $25.4 million in specific reserves for net new accrual loans and a $5.0 million increase in reserves for period-end loan growth.
Noninterest income increased by $19.8 million for the three months ended March 31, 2018, related primarily to an increase across our non-GAAP core fee income (higher foreign exchange fees, client investment fees and credit card fees). This increase was due primarily to the continued growth of our client base and work with larger global companies reflective of investments in our platform, capabilities and global reach.
Noninterest expense increased by $11.8 million for the three months ended March 31, 2018, due primarily to increased professional services expense and compensation and benefits expense. Professional services expenses were higher due to enhancements in our risk and compliance infrastructure to support our momentum as we continue to grow both domestically and globally as well as investments made in projects, systems and technology to support our revenue growth and related initiatives and other operating costs. Compensation and benefits expense increased as a result of increased salaries and wages and other employee benefits. The increase in GCB salaries and wages was due primarily to an increase in the average number of FTEs at GCB, which increased by 83 to 1,929 FTEs for the three months ended March 31, 2018, compared to 1,846 FTEs for the comparable 2017 period. The increase in total other employee benefits was related to various expenses, particularly personnel contracting expenses, to support our growth both domestically and globally, and employer payroll taxes reflective of our increased headcount since the first quarter 2017.

SVB Private Bank

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
Net interest income	$16,247	$13,610	19.4%
Provision for credit losses	(1,722)	(790)	118.0
Noninterest income	507	718	(29.4)
Noninterest expense	(6,043)	(3,919)	54.2
Income before income tax expense	$8,989	$9,619	(6.5)
Total average loans, net of unearned income	$2,666,658	$2,245,317	18.8
Total average assets	2,590,476	2,272,825	14.0
Total average deposits	1,572,424	1,336,849	17.6

Three months ended March 31, 2018 and 2017
Net interest income from our SVB Private Bank increased by $2.6 million for the three months ended March 31, 2018, due primarily to higher interest income due to loan growth, partially offset by a higher funding charge for loans funded as loan growth exceeded deposit growth.
Noninterest expense increased by $2.1 million for the three months ended March 31, 2018, due primarily to increased compensation and benefits expense. Compensation and benefits expense increased as a result of increased salaries and wages, reflective primarily of annual pay raises, and higher incentive compensation expenses.

SVB Capital

	Three months ended March 31,
(Dollars in thousands)	2018	2017	% Change
Net interest income	$7	$10	(30.0)%
Noninterest income	28,910	16,775	72.3
Noninterest expense	(5,046)	(3,472)	45.3
Income before income tax expense	$23,871	$13,313	79.3
Total average assets	$373,322	$372,876	0.1

 SVB Capital’s components of noninterest income primarily include net gains and losses on non-marketable and other equity securities, carried interest and fund management fees. All components of income before income tax expense and average assets discussed below are net of noncontrolling interests.
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
Three months ended March 31, 2018 and 2017
SVB Capital had noninterest income of $28.9 million for the three months ended March 31, 2018, compared to $16.8 million for the comparable 2017 period. The increase in noninterest income was due primarily to higher net gains on investment securities compared to the comparable 2017 period. Net gains on investment securities of $22.9 million for the three months ended March 31, 2018, compared to net gains of $10.9 million for the comparable 2017 period. The gains on investment securities of $22.9 million for the three months ended March 31, 2018 were primarily related to gains from net unrealized valuation increases in the investments held by the funds driven by IPO and M&A activity during the first quarter of 2018.
Consolidated Financial Condition
Our total assets, and total liabilities and stockholders' equity, were $53.5 billion at March 31, 2018 compared to $51.2 billion at December 31, 2017, an increase of $2.3 billion, or 4.5 percent. Refer below to a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.

Cash and Cash Equivalents
Cash and cash equivalents totaled $2.6 billion at March 31, 2018, a decrease of $0.3 billion, or 10.4 percent, compared to $2.9 billion at December 31, 2017. The slight decrease in period-end cash balances related primarily to the reinvestment of maturing fixed income securities during the three months ended March 31, 2018.
As of March 31, 2018, $0.4 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $1.1 billion. As of December 31, 2017, $0.6 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $1.1 billion.
Investment Securities
Investment securities totaled $25.5 billion at March 31, 2018, an increase of $1.1 billion, or 4.2 percent, compared to $24.4 billion at December 31, 2017. Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest earning fixed income investment securities; and (ii) a non-marketable and other equity securities portfolio, which represents primarily investments managed as part of our funds management business as well as public equity securities held as a result of equity warrant assets exercised.

Available-for-Sale Securities
Period-end available-for-sale securities were $10.1 billion at March 31, 2018 compared to $11.1 billion at December 31, 2017, a decrease of $1.0 billion, or 9.4 percent. The $1.0 billion decrease in period-end AFS securities balances from the fourth quarter of 2017 to the first quarter of 2018 was due primarily to $0.9 billion in portfolio paydowns and maturities. Securities classified as available-for-sale are carried at fair value with changes in fair value recorded as unrealized gains or losses in a separate component of stockholders' equity. During the first quarter of 2018 the AFS portfolio had unrealized losses of $58.0 million ($42.1 million net of tax), primarily driven by increases in period-end market interest rates.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as available-for-sale as of March 31, 2018. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities and U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	March 31, 2018
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$6,016,877	1.54%	$2,213,143	1.34%	$3,803,734	1.65%	$—	—%	$—	—%
U.S. agency debentures	1,561,834	2.50	506,280	1.51	1,055,554	2.98	—	—	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	2,146,173	2.56	—	—	—	—	66,459	2.63	2,079,714	2.58
Agency-issued collateralized mortgage obligations—variable rate	355,500	0.71	—	—	—	—	—	—	355,500	0.71
Total	$10,080,384	1.88	$2,719,423	1.37	$4,859,288	1.94	$66,459	2.63	$2,435,214	2.31
Held-to-Maturity Securities
Period-end held-to-maturity securities were $14.5 billion at March 31, 2018 compared to $12.7 billion at December 31, 2017, an increase of $1.8 billion, or 14.9 percent. The $1.8 billion increase in period-end HTM security balances from December 31, 2017 to March 31, 2018 was due to new purchases of $2.4 billion, with $1.9 billion of agency backed mortgage securities purchases and $0.3 billion of municipal bond purchases, partially offset by $0.5 billion in portfolio paydowns and maturities.
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
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of March 31, 2018. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 21 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	March 31, 2018
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$714,008	2.67%	$—	—%	$122,092	2.61%	$591,916	2.68%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	8,043,443	2.79	718	7.52	198,545	2.18	273,432	2.32	7,570,748	2.83
Agency-issued collateralized mortgage obligations—fixed rate	2,665,485	1.78	—	—	—	—	438,437	1.48	2,227,048	1.84
Agency-issued collateralized mortgage obligations—variable rate	243,749	0.74	—	—	—	—	—	—	243,749	0.74
Agency-issued commercial mortgage-backed securities	1,833,961	2.50	—	—	—	—	—	—	1,833,961	2.50
Municipal bonds and notes	1,048,210	3.27	8,185	3.19	73,912	2.23	237,606	2.11	728,507	3.75
Total	$14,548,856	2.56	$8,903	3.54	$394,549	2.32	$1,541,391	2.19	$12,604,013	2.62
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. Our estimated fixed income investment securities portfolio duration was 3.4 years and 3.0 years at March 31, 2018 and December 31, 2017, respectively.

Non-Marketable and Other Equity Securities
Our non-marketable and other equity securities portfolio primarily represents investments in venture capital and private equity funds, SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture bank in China (“SPD-SVB”)), debt funds, private and public portfolio companies, including public equity securities held as a result of equity warrant assets exercised, and investments in qualified affordable housing projects. Included in our non-marketable and other equity securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. See below for a summary of the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG.
Period-end non-marketable and other equity securities were $824.9 million at March 31, 2018 compared to $651.1 million at December 31, 2017, an increase of $173.8 million, or 26.7 percent. Non-marketable and other equity securities, net of noncontrolling interests were $699.4 million at March 31, 2018, compared to $530.6 million at December 31, 2017. The increase was mostly attributable to accounting changes related to the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value and eliminated the cost method of accounting. As part of this adoption we recorded an adjustment to opening retained earnings for cost method investments measured at NAV and increased the carrying value of our unconsolidated venture capital and private equity fund investments. We also increased our investment in qualified affordable housing projects by $51.6 million for additional tax benefits as part of our strategy to reduce our effective tax rate. The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable and other equity securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$130,015	$33,358	$128,111	$33,044
Unconsolidated venture capital and private equity fund investments (2)	205,651	205,651	98,548	98,548
Other investments without a readily determinable fair value (3)	29,825	29,825	27,680	27,680
Other equity securities in public companies (4)	4,694	4,694	310	103
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	97,929	69,018	89,809	64,675
Debt funds	18,884	18,884	21,183	21,183
Other investments	112,115	112,115	111,198	111,198
Investments in qualified affordable housing projects, net	225,823	225,823	174,214	174,214
Total non-marketable and other equity securities	$824,936	$699,368	$651,053	$530,645

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$14,767	$1,855	$14,673	$1,843
Capital Preferred Return Fund, LP	56,541	12,186	54,147	11,670
Growth Partners, LP	57,706	19,210	58,372	19,432
CP I, LP	1,001	107	919	99
Total consolidated venture capital and private equity fund investments	$130,015	$33,358	$128,111	$33,044

(2)
The carrying value represents investments in 229 and 235 funds (primarily venture capital funds) at March 31, 2018 and December 31, 2017, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships' operating activities and financial policies. Effective January 1, 2018, we adopted ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities which eliminated the concept of cost method accounting. On a prospective basis we will carry our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the funds. We will adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example, December 31st, for our March 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. We recorded a cumulative adjustment to opening retained earnings on January 1, 2018 for the difference between fair value and cost for these fund investments. The estimated fair value and carrying value of these venture capital and private equity fund investments was $205.7 million as of March 31, 2018. As of December 31, 2017, these investments were carried at cost and had a carrying value of $98.5 million.

(3)
Effective January 1, 2018, we adopted ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities which eliminated the concept of cost method accounting. On a prospective basis we will report our other investments in the line item "Other investments without a readily determinable fair value". These investments include direct equity investments in private companies. The carrying value is based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, financing transactions subsequent to the acquisition of the investment and a discount for certain investments that have lock-up restrictions or other features that indicate a discount to fair value is warranted. For further details on the carrying value of these investments refer to Note 6—“Investment Securities" of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

(4)
Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct public equity investments in public companies held by our consolidated funds. Effective January 1, 2018 we adopted ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities which requires equity securities to be measured at fair value with changes in the fair value recognized through net income. Prior to January 1, 2018 we reported equity securities in public companies that we held as a result of exercising public equity warrant assets in available-for-sale securities. On a prospective basis, these equity securities will be reported in non-marketable and other securities.

(5)	The following table shows the carrying value and amount attributable to SVBFG of each investment at March 31, 2018 and December 31, 2017 (equity method accounting):

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$5,653	$5,321	$6,342	$5,971
Strategic Investors Fund III, LP	18,480	14,974	18,758	15,211
Strategic Investors Fund IV, LP	27,408	23,244	25,551	21,739
Strategic Investors Fund V, LP	20,497	10,761	16,856	8,849
CP II, LP (i)	6,797	4,114	6,700	4,056
Other venture capital and private equity fund investments	19,094	10,604	15,602	8,849
Total venture capital and private equity fund investments	$97,929	$69,018	$89,809	$64,675
Debt funds:
Gold Hill Capital 2008, LP (ii)	$15,978	$15,978	$18,690	$18,690
Other debt funds	2,906	2,906	2,493	2,493
Total debt funds	$18,884	$18,884	$21,183	$21,183
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$76,384	$76,384	$75,337	$75,337
Other investments	35,731	35,731	35,861	35,861
Total other investments	$112,115	$112,115	$111,198	$111,198

(i)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.

(ii)	Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

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
As implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Volcker Rule prohibits, subject to certain exceptions, a banking entity, such as the Company, from sponsoring or investing in covered funds, defined to include many venture capital and private equity funds.  As noted above, the Company currently maintains certain investments deemed to be prohibited investments in “illiquid” covered funds, which are now covered under the approved extension. As of March 31, 2018, such prohibited investments had an estimated aggregate carrying value and fair value of approximately $250 million. (For more information about the Volcker Rule, see “Business—Supervision and Regulation” under Part 1, Item 1 of our 2017 Form 10-K.)
Loans
Loans, net of unearned income increased by $1.5 billion to $24.6 billion at March 31, 2018, compared to $23.1 billion at December 31, 2017. Unearned income was $158 million at March 31, 2018 and $148 million at December 31, 2017. Total gross loans were $24.7 billion at March 31, 2018, an increase of $1.4 billion, compared to $23.3 billion at December 31, 2017. Period-end loans increased compared to December 31, 2017, driven primarily by loan growth in our private equity/venture capital portfolio as well as from our hardware and life science/healthcare portfolios.

The breakdown of total gross loans and total loans as a percentage of total gross loans by industry sector is as follows:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software/internet	$6,270,957	25.3%	$6,232,725	26.8%
Hardware	1,349,241	5.5	1,200,900	5.2
Private equity/venture capital	11,221,849	45.4	9,961,121	42.8
Life science/healthcare	1,998,776	8.1	1,867,960	8.0
Premium wine	188,982	0.8	204,257	0.9
Other	227,301	0.9	379,431	1.6
Total commercial loans	21,257,106	86.0	19,846,394	85.3
Real estate secured loans:
Premium wine	676,978	2.7	670,112	2.9
Consumer	2,359,197	9.5	2,297,857	9.9
Other	41,832	0.2	42,230	0.2
Total real estate secured loans	3,078,007	12.4	3,010,199	13.0
Construction loans	59,728	0.2	69,108	0.3
Consumer loans	350,911	1.4	328,452	1.4
Total gross loans	$24,745,752	100.0	$23,254,153	100.0
Loan Concentration
The following table provides a summary of gross loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of March 31, 2018:

	March 31, 2018
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software/internet	$1,549,358	$926,800	$1,530,738	$1,352,229	$911,832	$6,270,957
Hardware	262,451	170,572	224,410	332,792	359,016	1,349,241
Private equity/venture capital	740,731	1,008,422	1,789,050	1,155,793	6,527,853	11,221,849
Life science/healthcare	314,739	472,583	568,110	386,707	256,637	1,998,776
Premium wine	63,851	33,517	57,169	34,445	—	188,982
Other	147,506	13,433	31,634	—	34,728	227,301
Commercial loans	3,078,636	2,625,327	4,201,111	3,261,966	8,090,066	21,257,106
Real estate secured loans:
Premium wine	153,162	188,354	224,008	111,454	—	676,978
Consumer	2,044,570	240,575	74,052	—	—	2,359,197
Other	7,700	—	13,999	20,133	—	41,832
Real estate secured loans	2,205,432	428,929	312,059	131,587	—	3,078,007
Construction loans	17,947	31,376	10,405	—	—	59,728
Consumer loans	139,078	34,757	62,207	78,474	36,395	350,911
Total gross loans	$5,441,093	$3,120,389	$4,585,782	$3,472,027	$8,126,461	$24,745,752
At March 31, 2018, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $11.6 billion, or 47.2 percent of our portfolio. These loans represented 295 clients, and of these loans, $31.1 million were on nonaccrual status as of March 31, 2018.

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
At December 31, 2017, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $10.5 billion, or 45.3 percent of our portfolio. These loans represented 277 clients, and of these loans, $52.1 million were on nonaccrual status as of December 31, 2017.
The credit profile of our loan portfolio clients varies based on the nature of the lending we do for different market segments. Our three main market segments include (i) technology (software/internet and hardware) and life science/healthcare, (ii) private equity/venture capital, and (iii) SVB Private Bank.
(i) Technology and Life Science/Healthcare
Our technology and life science/healthcare loan portfolios include loans to clients at all stages of their life cycles and represent the largest segments of our loan portfolio. The primary underwriting method for our technology and life science/healthcare portfolios are classified as investor dependent, balance sheet dependent or cash flow dependent.
Investor dependent loans represent a relatively small percentage of our overall portfolio at 11 percent of total gross loans at both March 31, 2018 and December 31, 2017. These loans are made to companies in both our Accelerator (early-stage) and Growth practices. Investor dependent loans typically have modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing selectively, at reduced amounts, or on less favorable terms, which may have an adverse effect on our borrowers' ability to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely that the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
Balance sheet dependent loans, which includes asset-based loans, represented 9 percent of total gross loans at March 31, 2018 compared to 10 percent at December 31, 2017. Balance sheet dependent loans are structured to require constant current asset coverage (i.e. cash, cash equivalents, accounts receivable and, to a much lesser extent, inventory) in an amount that exceeds the outstanding debt. These loans are generally made to companies in our Growth and Corporate Finance practices. Our asset-based lending, which includes working capital lines and accounts receivable financing, both represented two percent of total gross loans as of March 31, 2018, and both represented three percent of total gross loans at December 31, 2017. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Cash flow dependent loans, which include sponsored buyout lending, represented 19 percent of total gross loans at both March 31, 2018 and December 31, 2017. Cash flow dependent loans require the borrower to maintain cash flow from operations that is sufficient to service all debt. Borrowers must demonstrate normalized cash flow in excess of all fixed charges associated with operating the business. Sponsored buyout loans represented nine percent of total gross loans at both March 31, 2018 and December 31, 2017. These loans are typically used to assist a select group of experienced private equity sponsors with the acquisition of businesses, are larger in size, and repayment is generally dependent upon the cash flows of the acquired company. The acquired companies are typically established, later-stage businesses of scale and characterized by reasonable levels of leverage and loan structures that include meaningful financial covenants. The sponsor's equity contribution is often 50 percent or more of the acquisition price.

(ii) Private Equity/Venture Capital
We also provide financial services to clients in the private equity/venture capital community. At March 31, 2018, our lending to private equity/venture capital firms and funds represented 45 percent of total gross loans, compared to 43 percent of total gross loans at December 31, 2017. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are often secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(iii) SVB Private Bank
Our SVB Private Bank clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support. Our lending to SVB Private Bank clients represented 11 percent of total gross loans at both March 31, 2018 and December 31, 2017. Many of these clients have mortgages, which represented 87 percent of this portfolio at March 31, 2018; the balance of this portfolio consisted of home equity lines of credit, restricted stock purchase loans, capital call lines of credit, and other secured and unsecured lending.

State Concentrations
Approximately 30 percent and 10 percent of our outstanding total gross loan balances as of March 31, 2018 were to borrowers based in California and New York, respectively, compared to 31 percent and 10 percent as of December 31, 2017. Other than California and New York, there are no states with gross loan balances greater than 10 percent.

See generally “Risk Factors–Credit Risks” set forth under Part I, Item 1A in our 2017 Form 10-K.

Credit Quality Indicators
As of March 31, 2018 and December 31, 2017, our total criticized loans and impaired loans both represented four percent of our total gross loans. Criticized and impaired loans to early-stage clients represented 20 percent and 22 percent of our total criticized and impaired loan balances at March 31, 2018 and December 31, 2017, respectively. Loans to early-stage clients represent a relatively small percentage of our overall portfolio at six percent of total gross loans at March 31, 2018. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.

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

(Dollars in thousands)	March 31, 2018	December 31, 2017
Gross nonaccrual, past due, and restructured loans:
Nonaccrual loans	$116,667	$119,259
Loans past due 90 days or more still accruing interest	7	191
Total nonperforming loans	116,674	119,450
OREO and other foreclosed assets	—	—
Total nonperforming assets	$116,674	$119,450
Performing TDRs	$68,462	$71,468
Nonperforming loans as a percentage of total gross loans	0.47%	0.51%
Nonperforming assets as a percentage of total assets	0.22	0.23
Allowance for loan losses	$274,294	$255,024
As a percentage of total gross loans	1.11%	1.10%
As a percentage of total gross nonperforming loans	235.09	213.50
Allowance for loan losses for nonaccrual loans	$44,261	$41,793
As a percentage of total gross loans	0.18%	0.18%
As a percentage of total gross nonperforming loans	37.94	34.99
Allowance for loan losses for total gross performing loans	$230,033	$213,231
As a percentage of total gross loans	0.93%	0.92%
As a percentage of total gross performing loans	0.93	0.92
Total gross loans	$24,745,752	$23,254,153
Total gross performing loans	24,629,078	23,134,703
Allowance for unfunded credit commitments (1)	52,823	51,770
As a percentage of total unfunded credit commitments	0.31%	0.30%
Total unfunded credit commitments (2)	$17,170,802	$17,462,537

(1)
The “allowance for unfunded credit commitments” is included as a component of other liabilities and any provision is included in the “provision for credit losses” in the statement of income. See “Provision for credit losses” for a discussion of the changes to the allowance.

(2)	Includes unfunded loan commitments and letters of credit.

Our allowance for loan losses as a percentage of total gross loans increased one basis point to 1.11 percent at March 31, 2018, compared to 1.10 percent at December 31, 2017. The increase of one basis point was reflective primarily of the increase in our allowance for performing loans as a percentage of total gross loans which increased by one basis point to 0.93 percent at March 31, 2018. The one basis point increase was reflective primarily of higher qualitative reserves for our performing loan portfolio.
Our allowance for loan losses for nonaccrual loans was $44.3 million at March 31, 2018, compared to $41.8 million at December 31, 2017. The $2.5 million increase in the allowance for nonaccrual loans included $11.5 million of new nonaccrual loan reserves, partially offset by $9.0 million of charge-offs and reserve releases. New nonaccrual loan reserves of $11.5 million were mostly attributable to our software/internet loan portfolio.

The following table presents a summary of changes in nonaccrual loans for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$119,259	$118,979
Additions	21,803	34,324
Paydowns	(17,248)	(4,327)
Charge-offs	(7,112)	(10,211)
Other reductions	(35)	(1)
Balance, end of period	$116,667	$138,764
Our nonaccrual loans as of March 31, 2018 included $92.7 million from five clients (three software/internet clients represent $62.6 million, one life science/healthcare client represents $18.8 million and one hardware client represents $11.3 million). Two of these loans are sponsored buyout loans that were added to our nonaccrual portfolio in 2015, another is a Corporate Finance client that was added during 2016, and the remaining two are loans from our Growth practice (one added during 2017 and the other added during the first quarter of 2018). The total credit exposure for these five largest nonaccrual loans is $93.0 million, for which we have specifically reserved $30.9 million.
Average nonaccrual loans for the three months ended March 31, 2018 were $111.6 million compared to $125.4 million for the comparable 2017 period. The $13.8 million decrease in average nonaccrual loans for the three months ended March 31, 2018 compared to March 31, 2017 was primarily from our software/internet and life science/healthcare loan portfolios, partially offset by an increase in our hardware loan portfolio. If the nonaccrual loans had not been impaired, $1.9 million in interest income would have been recorded for the three months ended March 31, 2018 compared to $1.8 million for the comparable 2017 period.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at March 31, 2018 and December 31, 2017 is as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017	% Change
Foreign exchange spot contract assets, gross	$255,779	$208,738	22.5%
Derivative assets, gross (1)	249,243	232,152	7.4
Accrued interest receivable	152,261	141,773	7.4
FHLB and Federal Reserve Bank stock	60,514	60,020	0.8
Net deferred tax assets	59,581	63,845	(6.7)
Accounts receivable	47,977	55,946	(14.2)
Other assets	161,168	113,772	41.7
Total accrued interest receivable and other assets	$986,523	$876,246	12.6

(1)	See “Derivatives” section below.
Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $47.0 million was due primarily to an overall increase in activity at period-end as compared to December 31, 2017.
Accrued Interest Receivable
The increase of $10.5 million in accrued interest was primarily reflective of the strong growth of our loans. Period-end loan balances were $24.6 billion, an increase of $1.5 billion, or 6.4 percent, as compared to March 31, 2017.
Other
Other includes various asset amounts for other operational transactions. The increase of $47.4 million was primarily due to a $45.2 million increase in warrant receivables related to the sale of our Roku shares during the three months ended March 31, 2018.

Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at March 31, 2018 and December 31, 2017:

(Dollars in thousands)	March 31, 2018	December 31, 2017	% Change
Assets:
Equity warrant assets	$135,669	$123,763	9.6%
Foreign exchange forward and option contracts	108,504	96,636	12.3
Client interest rate derivatives	5,070	11,753	(56.9)
Total derivative assets	$249,243	$232,152	7.4
Liabilities:
Foreign exchange forward and option contracts	$104,325	$96,641	8.0
Client interest rate derivatives	13,369	11,940	12.0
Total derivative liabilities	$117,694	$108,581	8.4
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At March 31, 2018, we held warrants in 1,929 companies, compared to 1,868 companies at December 31, 2017. Warrants in 13 companies each had values greater than $1.0 million and collectively represented $31.0 million, or 22.9 percent, of the fair value of the total warrant portfolio at March 31, 2018. The change in fair value of equity warrant assets is recorded in gains on equity warrant assets, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$123,763	$131,123
New equity warrant assets	5,099	4,073
Non-cash changes in fair value, net	10,186	(632)
Exercised equity warrant assets	(2,457)	(9,697)
Terminated equity warrant assets	(922)	(634)
Balance, end of period	$135,669	$124,233

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts was $4.2 million at March 31, 2018 and zero at December 31, 2017. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 9—“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts was zero at both March 31, 2018 and December 31, 2017. For additional information on our client interest rate derivatives, see Note 9—“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Deposits
Deposits were $45.9 billion at March 31, 2018, an increase of $1.6 billion, or 3.8 percent, compared to $44.3 billion at December 31, 2017. The increase in deposits was driven primarily by funds coming from both new and existing clients in our technology early-stage and our life sciences portfolios during the three months ended March 31, 2018 due to a healthy equity funding environment across a majority of our segments with robust activities in the IPO and secondary public offering markets and strong new client acquisition.
At March 31, 2018, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $35 million, compared to $41 million at December 31, 2017. At March 31, 2018, all of the time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. Approximately 14 percent of our total deposits at both March 31, 2018 and December 31, 2017 were from our clients in Asia.
Short-Term Borrowings
We had $1.1 billion in short-term borrowings at March 31, 2018, compared to $1.0 billion at December 31, 2017. On March 30, 2018, we borrowed a total of $1.1 billion from our overnight credit facilities to support the short-term liquidity needs of Silicon Valley Bank (the "Bank"). These borrowings were repaid, subsequent to quarter-end, on April 2, 2018.
Long-Term Debt
Our long-term debt was $695.7 million at March 31, 2018 and $695.5 million at December 31, 2017. As of March 31, 2018, long-term debt included our 3.50% Senior Notes and 5.375% Senior Notes. For more information on our long-term debt, see Note 8—“Short-Term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Other Liabilities
A summary of other liabilities at March 31, 2018 and December 31, 2017 is as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017	% Change
Foreign exchange spot contract liabilities, gross	$384,486	$202,807	89.6
Accrued compensation	61,175	167,531	(63.5)
Allowance for unfunded credit commitments	52,823	51,770	2.0
Derivative liabilities, gross (1)	117,694	108,581	8.4
Other	590,482	381,066	55.0
Total other liabilities	$1,206,660	$911,755	32.3

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $181.7 million was due primarily to increased client trade activity at period-end as compared to December 31, 2017.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The decrease of $106.4 million was primarily the result of the payout of our 2017 incentive compensation plans during the first quarter of 2018, partially offset by higher accruals for the three months ended March 31, 2018 primarily due to the increase in the number of average FTEs for the first quarter of 2018.

Other
Other includes various accrued liability amounts for other operational transactions. The increase of $209.4 million was reflective primarily of a $98.5 million increase in unsettled investment securities purchases, a $62.3 million increase in current taxes payable and a $55.8 million increase in FX trade liability at March 31, 2018 as compared to December 31, 2017.
Noncontrolling Interests
Noncontrolling interests totaled $144.3 million and $139.6 million at March 31, 2018 and December 31, 2017, respectively. The $4.7 million increase was due primarily to income attributable to noncontrolling interests of $13.1 million, partially offset by net distributions of $8.4 million to limited partners from various managed funds of funds for the three months ended March 31, 2018.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$10,669,987	$132,507	$11,481,237	$122,250
As a percentage of total assets	19.9%	0.2%	22.4%	0.2%
Liabilities carried at fair value	$117,694	$—	$108,581	$—
As a percentage of total liabilities	0.2%	—%	0.2%	—%
As a percentage of assets carried at fair value		1.2%		1.1%
Financial assets valued using Level 3 measurements consist of our non-marketable investment securities in shares of private company stock and equity warrant assets (rights to shares of private and public company capital stock). The valuation methodologies of our non-marketable securities carried under fair value accounting and equity warrant assets involve a significant degree of management judgment. Refer to Note 15—“Fair Value of Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for a summary of the valuation techniques and significant inputs used for each class of Level 3 assets.
The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict and there can be no assurances that we will realize the full value of these securities, which could result in significant losses. See “Risk Factors” set forth in our 2017 Form 10-K.
During the three months ended March 31, 2018, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $18.7 million primarily due to realized and unrealized net gains on equity warrant assets due primarily to M&A and IPO activity. During the three months ended March 31, 2017, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $6.6 million primarily due to valuation increases from our public and private company warrant portfolios and net gains realized on exercised warrant assets due to IPO and M&A activity.

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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $4.4 billion at March 31, 2018, an increase of $236 million, or 5.6 percent, compared to $4.2 billion at December 31, 2017. This increase was due primarily to net income of $195 million for the three months ended March 31, 2018 and a net increase to equity of $68.8 million related to the adoption of new accounting guidance partially offset by a decrease in the fair value of our AFS securities portfolio of $42.1 million, net of tax, driven by increases in period-end market interest rates.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of March 31, 2018 and December 31, 2017. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios applicable to bank holding companies and banks to be considered “well capitalized” and “adequately capitalized”, are set forth below:

			Minimum Ratios under Applicable Regulatory Capital Adequacy Requirements
	March 31, 2018	December 31, 2017	“Well Capitalized”	“Adequately Capitalized”
SVB Financial:
CET 1 risk-based capital ratio	12.87%	12.78%	6.5%	4.5%
Tier 1 risk-based capital ratio	13.06	12.97	8.0	6.0
Total risk-based capital ratio	13.99	13.96	10.0	8.0
Tier 1 leverage ratio	8.67	8.34	N/A	4.0
Tangible common equity to tangible assets ratio (1)	8.25	8.16	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)	12.65	12.77	N/A	N/A
Bank:
CET 1 risk-based capital ratio	11.90%	12.06%	6.5%	4.5%
Tier 1 risk-based capital ratio	11.90	12.06	8.0	6.0
Total risk-based capital ratio	12.88	13.04	10.0	8.0
Tier 1 leverage ratio	7.69	7.56	5.0	4.0
Tangible common equity to tangible assets ratio (1)	7.41	7.47	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)	11.68	11.98	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Capital ratios (CET 1, tier 1, and total risk-based capital) for SVB Financial increased as of March 31, 2018, compared to the same ratios as of December 31, 2017 primarily as a result of the adoption of new accounting guidance that resulted in a net increase in capital of $68.8 million. This increase in capital in addition to net income of $195.0 million, more than offset the increases in risk-weighted assets primarily attributable to our robust loan growth for the first quarter of 2018. Overall, excluding the impact of the adoption of new accounting guidance, SVB Financial Group's risk-based capital ratios would have decreased as of March 31, 2018, compared to the same ratios as of December 31, 2017.
Capital ratios (CET 1, tier 1, and total risk-based capital) for the Bank decreased as of March 31, 2018, compared to the same ratios as of December 31, 2017. The decrease in the Bank's capital ratios reflected $25.0 million of cash dividends paid by the Bank to our bank holding company, SVB Financial, during the three months ended March 31, 2018.
Both SVB Financial and the Bank's tier 1 leverage ratios increased as of March 31, 2018, compared to December 31, 2017, due to proportionally higher capital from net income to average assets growth during the first quarter of 2018. All of our reported capital ratios remain above the levels considered to be “well capitalized” under applicable banking regulations.
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
The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended March 31, 2018 and December 31, 2017:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
GAAP SVBFG stockholders’ equity	$4,415,446	$4,179,795	$3,900,094	$3,762,542
Tangible common equity	$4,415,446	$4,179,795	$3,900,094	$3,762,542
GAAP total assets	$53,500,787	$51,214,467	$52,622,450	$50,383,774
Tangible assets	$53,500,787	$51,214,467	$52,622,450	$50,383,774
Risk-weighted assets	$34,903,720	$32,736,959	$33,396,675	$31,403,489
Tangible common equity to tangible assets	8.25%	8.16%	7.41%	7.47%
Tangible common equity to risk-weighted assets	12.65	12.77	11.68	11.98
The tangible common equity to tangible assets ratio decreased for the Bank primarily as a result of the $25.0 million in cash dividends paid by the Bank to our bank holding company, SVB Financial Group, during the first quarter of 2018. The tangible common equity to risk-weighted assets ratio decreased for both SVB Financial and the Bank. The decrease was a result of the proportionally higher increase in risk-weighted assets relative to the increase in tangible common equity. The growth in period-end risk-weighted assets was primarily due to period-end loan growth and higher investment balances driven by increases in deposits.
Off-Balance Sheet Arrangements
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to Note 13—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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
For further details on our commitments to invest in venture capital and private equity funds, refer to Note 13—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives for our off-balance sheet products which may impact deposit levels. At March 31, 2018, our period-end total deposit balances were $45.9 billion, compared to $44.3 billion at December 31, 2017.
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
We have certain facilities in place to enable us to access short-term borrowings on a secured (using loans and AFS securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The fair value of collateral pledged to the FHLB of San Francisco (comprised primarily of loans and U.S. Treasury securities) at March 31, 2018 totaled $3.8 billion, of which $3.1 billion was unused and available to support additional borrowings. The fair value of collateral pledged at the discount window of the FRB (comprised primarily of U.S. Treasury securities and U.S. agency debentures) at March 31, 2018 totaled $1.0 billion, all of which was unused and available to support additional borrowings.
On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. Consistent with recent prior quarters, the Bank has paid a quarterly dividend to SVB Financial. For the three months ended March 31, 2018, the dividend amount paid was $25.0 million. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2017 Form 10-K.
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2018 and 2017. For further details, see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Average cash and cash equivalents	$3,114,232	$2,857,614
Percentage of total average assets	5.9%	6.3%
Net cash provided by operating activities	$348,404	$111,937
Net cash used for investing activities	(2,396,653)	(461,417)
Net cash provided by financing activities	1,744,558	1,599,409
Net (decrease) increase in cash and cash equivalents	$(303,691)	$1,249,929

Average cash and cash equivalents increased by $0.2 billion, or 9.0 percent, to $3.1 billion for the three months ended March 31, 2018, compared to $2.9 billion for the comparable 2017 period.
Cash provided by operating activities was $348.4 million for the three months ended March 31, 2018, reflective primarily of net income before noncontrolling interests of $208.0 million.
Cash used for investing activities of $2.4 billion for the three months ended March 31, 2018 was driven by $2.3 billion in purchases of fixed income investment securities, partially offset by $1.4 billion of proceeds from maturities and principal paydowns from our fixed income investment securities portfolio. Additionally, $1.5 billion in cash outflows were used to fund loan growth during the three months ended March 31, 2018.
Cash provided by financing activities was $1.7 billion for the three months ended March 31, 2018, reflective primarily of a net increase of $1.7 billion in deposits.
Cash and cash equivalents were $2.6 billion and $3.8 billion, respectively, at March 31, 2018 and March 31, 2017.
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
The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points at March 31, 2018 and at December 31, 2017:

Change in interest rates (basis points) (Dollars in thousands)	Estimated	Estimated Increase/(Decrease) in EVE		Estimated	Estimated Increase/(Decrease) in NII
	EVE	Amount	Percent	NII	Amount	Percent
March 31, 2018:
200	$8,471,867	$640,102	8.2%	$2,072,326	$423,341	25.7%
100	8,172,790	341,025	4.4	1,858,116	209,131	12.7
—	7,831,765	—	—	1,648,985	—	—
-100	7,435,646	(396,119)	(5.1)	1,418,070	(230,915)	(14.0)
-200	6,685,390	(1,146,375)	(14.6)	1,225,008	(423,977)	(25.7)

December 31, 2017:
200	$8,091,107	$805,624	11.1%	$1,885,885	$400,127	26.9%
100	7,716,066	430,583	5.9	1,683,742	197,984	13.3
—	7,285,483	—	—	1,485,758	—	—
-100	6,637,588	(647,895)	(8.9)	1,252,063	(233,695)	(15.7)
-200	5,718,401	(1,567,082)	(21.5)	1,108,712	(377,046)	(25.4)
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

Our base case EVE as of March 31, 2018 increased from December 31, 2017 by $546 million, driven by changes in balance sheet composition as well as rising interest rates. At March 31, 2018, as compared to December 31, 2017, total loan balances increased by $1.5 billion primarily in Prime-based variable rate loans. Total fixed income securities also increased by $0.8 billion due to purchases of fixed rate long maturity instruments such as pass-through mortgage-backed securities and municipal debt securities combined with run-off of shorter maturity U.S. Treasury securities. Additionally, total deposits increased by $1.6 billion.
Marginally higher LIBOR/swap rates in the 3- to 24-month tenors continue to drive a relatively flat yield curve compared to December 31, 2017. These higher rates contributed $349 million of the $546 million total change in base EVE, mainly impacting the market value of deposits. Increased holdings of 30-year pass-through mortgage-backed securities and municipal securities resulted in a $90 million decrease in EVE sensitivity in the +100 bps rate shock scenario. Compared to December 31, 2017, EVE in the -100 and -200 bps rate shock scenarios increased $252 million and $421 million, respectively. This represents a decrease in the sensitivity, primarily due to changes in the investment portfolio composition described above.
12-Month Net Interest Income Simulation
Our estimated 12-month NII forecast at March 31, 2018 increased from December 31, 2017 by $163 million, primarily due to increased balances of higher yielding loans and investments as described in the EVE section above. As rates rise, the proportionately greater amounts of variable rate loans are expected to benefit our base 12-month NII projections. In addition, the 12-month NII simulations include repricing assumptions on our interest bearing deposit products which are applied at our discretion based on client needs and our overall funding mix. Repricing of interest bearing deposits impacts estimated interest expense. As noted previously, repricing deposit rates are generally assumed to be less than one-half of the amount of simulated changes in short-term market interest rates.
NII sensitivity at March 31, 2018 in the +100 and +200 bps interest rate shock scenarios increased $11 million and $23 million, respectively, as compared to December 31, 2017. These changes are due primarily to the changing composition of the balance sheet as noted above. Specifically, a relative increase in variable rate loans, coupled with a higher proportion of non-interest bearing deposit balances is expected to result in an increased NII in a rising rate environment.
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

Changes in Internal Control
Except as set forth below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers.  Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.  These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 16—“Legal Matters” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors set forth in our 2017 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.1	2006 Equity Incentive Plan**	10-Q	000-15637	10.1	5/10/2016
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement

**	The 2006 Equity Incentive Plan is listed as an exhibit to this report to correct an inadvertent error in the hyperlink included in the 2017 Form 10-K exhibit list.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: May 8, 2018	/s/ DANIEL BECK
Daniel Beck
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: May 8, 2018	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)