Form 10-K
period 2018-12-31
SVB FINANCIAL GROUP
filed 2019-02-28
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity securities held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $15,365,101,185.
At January 31, 2019, 52,630,866 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company's 2019 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2018	Part III

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

•
The levels of public offerings, mergers and acquisitions and venture capital investment activity of our clients that may impact the borrowing needs of our clients and demand for our investment banking and other services;

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

•
Our ability to maintain or increase our market share through successfully implementing our business strategy and undertaking new business initiatives, including through the integration of newly-acquired Leerink Holdings LLC, now SVB Leerink Holdings LLC ("SVB Leerink");

•
The impact of governmental policy, legal requirements and regulations including Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), regulations promulgated by the Board of Governors of the Federal Reserve (the "Federal Reserve"), and other regulatory requirements;

•	The impact of lawsuits and claims, as well as legal or regulatory proceedings;

•	The impact of changes in accounting standards and tax laws;

•	The levels of equity capital available to our client or portfolio companies;

•	The effectiveness of our risk management framework and quantitative models; and

•	Other factors as discussed in “Risk Factors” under Part I, Item 1A of this report.

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
General
SVB Financial Group ("SVB Financial") is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a diverse set of banking and financial products and services to clients across the United States, as well as in key international innovation markets. For more than 35 years, we have been dedicated to helping support entrepreneurs and clients of all sizes and stages throughout their life cycles, primarily in the technology, life science/healthcare, private equity/venture capital and premium wine industries.
We offer commercial and private banking products and services through our principal subsidiary, Silicon Valley Bank (the “Bank”), which is a California state-chartered bank founded in 1983 and a member of the Federal Reserve System. The Bank and its subsidiaries also offer asset management, private wealth management and other investment services. In addition, through SVB Financial's other subsidiaries and divisions, we offer investment banking services and non-banking products and services, such as funds management, M&A advisory services, venture capital and private equity investment. In addition, we focus on cultivating strong relationships with firms within the private equity and venture capital community worldwide, many of which are also our clients and may invest in our corporate clients.
As of December 31, 2018, on a consolidated basis, we had total assets of $56.9 billion, total investment securities of $24.2 billion, total loans, net of unearned income, of $28.3 billion, total deposits of $49.3 billion and total SVB Financial stockholders' equity of $5.1 billion.
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
Business Overview
For reporting purposes, SVB Financial Group has three operating segments for which we report financial information in this report: Global Commercial Bank, SVB Private Bank and SVB Capital. As the SVB Leerink deal did not close until after December 31, 2018, results for SVB Leerink are not included in this report.
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
SVB Analytics. SVB Analytics, Inc. ("SVB Analytics") previously provided equity valuation services and currently provides research for investors and companies in the innovation economy. In September 2017, SVB Analytics sold its equity valuation services business.
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
SVB Capital
SVB Capital is the venture capital investment arm of SVB Financial Group, which focuses primarily on funds management. SVB Capital manages over $4.5 billion of funds on behalf of third party limited partner investors and, on a more limited basis, SVB Financial Group. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. SVB Capital generates income for the Company primarily through investment returns (including carried interest) and management fees. See Note 2-“Summary of Significant Accounting Policies-Principles of Consolidation and Presentation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
For more information about our three operating segments, including financial information and results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Segment Results” under Part II, Item 7 of this report, and Note 22—“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
SVB Leerink
On January 4, 2019, we acquired Leerink Holdings LLC, the Boston-based parent company of healthcare and life science investment bank Leerink Partners LLC, now SVB Leerink Holdings LLC ("SVB Leerink"). SVB Leerink is an investment bank specializing in the Equity & Convertible Capital Markets, Mergers & Acquisitions, Equity Research and Sales & Trading for growth and innovation-minded healthcare and life science companies and operates as a wholly-owned subsidiary of SVB Financial. SVB Leerink provides investment banking services across all subsectors of healthcare including: biotechnology, pharmaceuticals, medical devices, diagnostic and life science tools, healthcare services and digital health. SVB Leerink focuses on two primary lines of business: (i) investment banking focused on providing companies with capital-raising services, financial advice on mergers and acquisitions, sales and trading services and equity research, and (ii) sponsorship of private investment funds.
For more information about the SVB Leerink acquisition, see Note 26 - "Subsequent Events" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
Revenue Sources
Our total revenue is comprised of our net interest income and noninterest income. Net interest income on a fully taxable equivalent basis and noninterest income for the year ended December 31, 2018 were $1.9 billion and $0.7 billion, respectively.

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
Noninterest income is primarily income generated from our fee-based services and gains on our investments and derivative securities. We offer a wide range of fee-based financial services to our clients, including global commercial banking, private banking and other business services, and, through the acquisition of SVB Leerink, investment banking and M&A advisory services. We generally refer to revenues generated by such fee-based services as our "core fee income" which is comprised of our foreign exchange fees, deposit service charges, credit card fees, lending related fees, client investment fees and letters of credit fees. We believe our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model. Additionally, we hold available-for-sale, held-to-maturity, non-marketable and marketable investment securities. Subject to applicable regulatory requirements, we manage and invest in private equity/venture capital funds that invest directly in privately-held companies, as well as funds that invest in other private equity/venture capital funds. Gains on these investments are reported in our consolidated statements of income and include noncontrolling interests. We also recognize gains from warrants to acquire stock in client companies, which we obtain in connection with negotiating credit facilities and certain other services. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Gains on Investment Securities, Net” - and "-Gains on Equity Warrant Assets, Net" under Part II, Item 7 of this report.
We derive substantially all of our revenue from U.S. clients. We derived less than 10 percent of our total revenues from foreign clients for each of 2018, 2017 and 2016.
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

Competition
The banking and financial services industry is highly competitive and continues to evolve as a result of changes in regulation, technology, product delivery systems, and the general market and economic climate. Our competitors include other banks, debt funds, specialty and diversified financial services intermediaries and other “Fintech” disruptors that offer lending, leasing, payments, investment, foreign currency exchange, advisory and other financial products and services to our target client base. For example, we compete with alternative lenders, such as “marketplace” lenders, peer-to-peer lenders and other non-traditional lenders that have emerged in recent years. We also compete with non-financial service providers, particularly payment facilitators and processors, as well as other nonbanking technology providers in the payments industry which may offer specialized services to our client base. In addition, we compete with hedge funds and private equity funds, as well as investment banks. The principal competitive factors in our markets include product offerings, service, pricing, and transaction size and structure. Given our established market position within the client segments that we serve, our continued efforts to develop products and services, and our ability to integrate and cross-sell our diverse financial services to extend the length of our relationships with our clients, we believe we compete favorably in the markets in our core business areas.
Employees
As of December 31, 2018, we employed 2,900 full-time equivalent employees.
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

SVB Financial and its other non-bank subsidiaries are also subject to regulation by the Federal Reserve and other applicable federal and state regulatory agencies and self-regulatory organizations, including the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”). In addition, we are subject to regulation by certain foreign regulatory agencies in international jurisdictions where we conduct, or may in the future wish to conduct, business, including the United Kingdom, Israel, Hong Kong, China, Germany and Canada. (See “-International Regulation” below.)
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act, enacted in 2010, was intended to make significant structural reforms to the financial services industry. The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital levels and more stringent liquidity management requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector, many of which vary depending on the asset size of the financial institution. Various aspects of the Dodd-Frank Act apply based on the asset size of the financial institution. On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”), which increased these thresholds and modified certain of the Dodd-Frank Act’s requirements. Among other things, the Dodd-Frank Act (as amended by the EGRRCPA) provides for:

•	Capital standards applicable to bank holding companies that may be no less stringent than those generally applicable to insured depository institutions;

•	Periodic stress tests for financial entities with $250 billion or more in total consolidated assets;

•
Additional risk management and other enhanced prudential standards for larger bank holding companies with $250 billion or more in total consolidated assets (See "-Enhanced Prudential Standards" below);

•	Risk committee requirements for publicly traded bank holding companies with $50 billion or more in total consolidated assets;

•	Restrictions on a banking institution’s ability to engage in proprietary trading and to sponsor, invest in or lend to certain funds, including venture capital, hedge and private equity funds;

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

The Dodd-Frank Act also requires the issuance of numerous implementing regulations, some of which have not yet been finalized. Individually and collectively, both the proposed and final regulations resulting from the Dodd-Frank Act may materially and adversely affect our businesses, financial conditions and results of operations. Further, the Dodd-Frank Act (as amended by the EGRRCPA) imposes enhanced prudential standards on bank holding companies with average total consolidated assets of $250 billion or more, and provides the Federal Reserve with the authority to apply enhanced prudential standards to bank holding companies with between $100 billion and $250 billion in total consolidated assets. Pursuant to this mandate, the Federal Reserve proposed regulations in late 2018 that would introduce a tiered system of applicability that applies periodic stress test requirements and other enhanced prudential standards to bank holding companies with $100 billion or more in total consolidated assets (the “Tailoring Proposal”). In addition, under the Federal Reserve's implementing regulations, certain additional capital and liquidity standards apply to bank holding companies with average total consolidated assets of $250 billion or more or $10 billion or more in on-balance sheet foreign exposures (the "Advanced Approaches Thresholds"). Notably, the federal banking agencies proposed changes to certain capital and liquidity regulations (the "Capital and Liquidity Thresholds Proposal") in late 2018 that would modify the Advanced Approaches Thresholds by introducing a tiered system of applicability that would mirror the tiers used in the Tailoring Proposal. See "-Enhanced Prudential Standards" and "-Regulatory Capital" below.

Enhanced Prudential Standards
Under the Dodd-Frank Act (as amended by the EGRRCPA), bank holding companies with $250 billion or more in average total consolidated assets, and potentially those with $100 billion or more in average total consolidated assets, are subject to more stringent prudential requirements, including requirements for risk-based and leverage capital, liquidity management, risk management, resolution planning, company-run and supervisory capital stress testing and capital planning, and single counterparty credit exposure limits. Certain requirements, including separate early remediation standards, have not yet been finalized and implemented. As noted above, the Tailoring Proposal would implement the EGRRCPA’s revisions to the Dodd-Frank Act.
Pursuant to the Federal Reserve’s regulations, a bank holding company becomes subject to the more stringent prudential standards at the end of a four-quarter period over the course of which the bank holding company averages the relevant asset threshold (currently $50 billion under the Federal Reserve’s regulations and $100 billion under the Tailoring Proposal). We refer to the conclusion of that four-quarter period as the time at which a bank holding company becomes “subject to enhanced prudential standards.”

Once a bank holding company becomes subject to enhanced prudential standards, certain of the standards include a transition period that provides a timeline for the bank holding company to comply. Below we describe several of the enhanced prudential standards’ requirements under the current regulations and under the Tailoring Proposal and the associated transition periods that apply once a bank holding company becomes subject to the requirements.

•
Comprehensive Capital Analysis and Review (“CCAR”). Current regulations require bank holding companies with $50 billion or more in total consolidated assets to submit an annual capital plan to the Federal Reserve. Following the passage of the EGRRCPA, the Federal Reserve issued a statement that it would not require firms with less than $100 billion in total consolidated assets to comply with that requirement. The Tailoring Proposal would revise the Federal Reserve’s regulations to reflect this new $100 billion threshold. For firms subject to CCAR, failure to submit a satisfactory plan can result in restrictions on the payment of dividends as well as other restrictions.

•
Stress Testing. Currently, Federal Reserve regulations require bank holding companies to submit to the Federal Reserve the results of a mid-year and annual company-run stress test and make summaries of such results available to the public. Bank holding companies with $10 billion or more, but less than $50 billion, in average total consolidated assets are subject to annual company run stress test requirements. In addition, bank holding companies with $50 billion or more in total consolidated assets currently are subject to semi-annual company-run stress test requirements and an annual supervisory stress test conducted by the Federal Reserve, which publicly discloses summaries of the results of the supervisory stress tests. Following passage of the EGRRCPA, the Federal Reserve issued a statement that it would not require bank holding companies with less than $100 billion in total consolidated assets to comply with these requirements. Further, under the Tailoring Proposal, these stress testing requirements only would apply to bank holding companies with $100 billion or more in total consolidated assets.

•
Resolution Planning. Bank holding companies are required to annually submit to the Federal Reserve and the FDIC a plan for rapid and orderly resolution in the event of material financial distress or failure. Separately, the FDIC requires insured depository institutions (“IDI”) that have average total consolidated assets of $50 billion or more, based on a four-quarter average, to annually submit to the FDIC a plan that enables the FDIC as receiver to resolve the bank under Sections 11 and 13 of the Federal Deposit Insurance Act, as amended (the “FDIA”). Following passage of the EGRRCPA, the Federal Reserve and FDIC issued a statement that they would not require bank holding companies with less than $100 billion to comply with these requirements. The EGRRCPA did not change the threshold for the FDIC’s IDI resolution planning requirement, but the FDIC has said that it will evaluate whether to revise the applicability threshold for that rule. For those depository institutions subject to the FDIC's IDI resolution planning requirement, the FDIC also announced in August 2018 the extension of the deadline for submitting IDI resolution plans to no sooner than July 1, 2020.

•
Liquidity Coverage Ratio. Pursuant to the Liquidity Coverage Ratio (“LCR”) requirement, bank holding companies are required to maintain high-quality liquid assets in accordance with specific quantitative requirements. A modified, less stringent version of the Federal Reserve’s LCR rule applies to bank holding companies with greater than $50 billion in average total consolidated assets, but less than $250 billion in average total consolidated assets and $10 billion in on-balance sheet foreign exposures (so-called “advanced approaches” banking organizations). Following passage of the EGRRCPA, the Federal Reserve issued a statement that they would not require bank holding companies with less than $100 billion to comply with the modified LCR. Further, under the Capital and Liquidity Thresholds Proposal, only bank holding companies with $100 billion or more in total consolidated assets would be subject to any form of LCR requirement.

•
Risk Management. Bank holding companies must comply with enhanced risk management requirements. These requirements impose standards on the Board of Directors’ risk committee and for a chief risk officer. The enhanced prudential requirements also impose liquidity risk management standards and require subject bank holding companies to conduct regular liquidity stress testing over various time horizons and maintain a buffer of liquid assets based on the results of such stress testing. Bank holding companies are required to comply with such risk management and liquidity risk management requirements on the first day of the fifth quarter after becoming subject to the enhanced prudential standards. Following passage of the EGRRCPA, the Federal Reserve issued a statement that it would not seek to require bank holding companies with less than $100 billion in total consolidated assets to satisfy these requirements, other than the risk-management and risk committee requirements. The Tailoring Proposal would revise the Federal Reserve’s regulations to reflect this new $100 billion threshold.

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

Regulatory Capital
In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) jointly published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The agencies said that they believe the new rules will result in capital requirements that better reflect banking organizations’ risk profiles. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to the internationally agreed regulatory capital framework adopted by the Basel Committee on Banking Supervision (the “Basel Committee”). The new rules largely became effective for SVB Financial and the Bank in January 2015, with some rules being transitioned into full effectiveness over two to four years. The new capital rules, among other things, (i) require elevated capital levels for the Bank and SVB Financial; (ii) introduce a new capital measure limited to common equity called “Common Equity Tier 1” (“CET1”) and a related regulatory capital ratio of CET 1 to risk-weighted assets; (iii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; (iv) change the risk-weightings of certain on- and off-balance sheet assets for purposes of risk-based capital ratios; (v) create an additional capital conservation buffer (which will limit dividends and other discretionary bonus payments to certain executive officers if not satisfied) above the required capital ratios; (vi) limit what qualifies as capital for purposes of meeting the various capital requirements; (vii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (viii) expand the scope of the deductions from, and adjustments to, capital as compared to prior regulations. Further, under the Basel III capital adequacy framework as implemented in the United States, advanced approaches banking organizations are subject to the “advanced approaches” capital rules, which require banking organization to use an internal ratings-based approach and other model-based methodologies to calculate risk-based capital requirements for credit risk and advanced measurement approaches to calculate risk-based capital requirements for operational risk. Under the Capital and Liquidity Thresholds Proposal, the advanced approaches capital rules only would apply to banking organizations with $700 billion or more in total consolidated assets, or with $100 billion or more in total consolidated assets and $75 billion or more in cross-jurisdictional activity (a measure of international activity that is broader than the “foreign exposure” measure in the current Advanced Approaches Thresholds and that looks at both foreign assets and liabilities). As of December 31, 2018, we had total consolidated assets of $56.9 billion and approximately $7.5 billion in on-balance sheet foreign exposures. Our level of foreign exposures is determined based on our current understanding of applicable regulatory standards, guidance, interpretations, expectations and assumptions, and may be subject to change based on any modifications, clarifications or evolution of these standards, guidance, interpretations, expectations or assumptions. In addition to being required to use internal models to calculate capital requirements, crossing the Advanced Approaches Thresholds, currently triggers a number of additional requirements, including the following:

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

•
Supplementary Leverage Ratio of 3%. The supplementary leverage ratio (“SLR”) is more stringent than the otherwise applicable Tier 1 leverage ratio of 4%, which is discussed below. Under the Capital and Liquidity Thresholds Proposal, the SLR would apply to banking organizations with $250 billion or more in total consolidated assets, or $100 billion or more in total consolidated assets and $75 billion or more in any one or more of (1) nonbank assets; (2) weighted short-term wholesale funding (“wSTWF”); and (3) off-balance-sheet exposures.

•
Unavailability of the Accumulated Other Comprehensive Income Opt-Out Election under the Risk-Based Capital Rules. Banking organizations subject to the advanced approaches capital rules are not permitted to opt-out from having accumulated other comprehensive income (“AOCI”) included in regulatory capital.

•
Countercyclical Capital Buffer. This standard requires a banking organization to hold an additional buffer amount, designed to counteract systemic vulnerabilities. The buffer amount is currently set by the Federal Reserve at zero percent, but could change in the future. If the buffer is not met, the banking organization is subject to limitations on dividends and other payouts. Under the Capital and Liquidity Thresholds Proposal, this requirement would apply to banking organizations with $250 billion or more in total consolidated assets, or $100 billion or more in total consolidated assets and $75 billion or more in any one or more of (1) nonbank assets; (2) wSTWF; and (3) off-balance-sheet exposures.

•
Full Liquidity Coverage Ratio. The full LCR requires LCR calculation on a daily (compared to the modified LCR’s monthly standard) basis, uses the banking organization’s full net cash outflow amount (compared to 70% under the modified LCR), and includes an “add-on” to net cash outflows for certain maturity mismatch during the 30-day LCR period. Under the Capital and Liquidity Thresholds Proposal, the full LCR also would apply to banking organizations with $250 billion or more in total consolidated assets or $100 billion or more in total consolidated assets and $75 billion or more in wSTWF.

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

With respect to the Bank, the new capital rules also revised the “prompt corrective action” regulations, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-

capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The new capital rules do not change the total risk-based capital requirement for any “prompt corrective action” category. See “-Prompt Corrective Action and Other General Enforcement Authority” below.

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

Capital Planning
Banking organizations must have appropriate capital planning processes, with proper oversight from the Board of Directors. Accordingly, pursuant to a separate, general supervisory letter from the Federal Reserve, bank holding companies are expected to conduct and document comprehensive capital adequacy analyses prior to the declaration of any dividends (on common stock, preferred stock, trust preferred securities or other Tier 1 capital instruments), capital redemptions or capital repurchases. Moreover, the federal banking agencies have adopted a joint agency policy statement, noting that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the relevant federal banking agencies to take corrective actions. While the current regulations require bank holding companies with $50 billion or more in average total consolidated assets to submit capital plans, the Federal Reserve issued a statement in 2018 following adoption of the EGRRCPA that stated that it would not apply these requirements to bank holding companies with less than $100 billion in total consolidated assets and the Tailoring Proposal would revise the Federal Reserve’s regulations to reflect this $100 billion threshold. See “-Enhanced Prudential Standards-Comprehensive Capital Analysis and Review” above.

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

On July 17, 2018, the Volcker Rule implementing agencies, including the Federal Reserve, jointly issued a notice of proposed rulemaking to amend the regulations implementing the Volcker Rule. The proposal includes provisions to tailor compliance requirements based on the size of a firm's trading assets and liabilities, and would eliminate or adjust certain requirements in order to clarify permitted and prohibited activities. SVB cannot predict whether, or in what form, the proposal may be finalized.
As of December 31, 2018, we estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule’s restrictions, had an aggregate carrying value and fair value of approximately $247 million. These covered fund interests are comprised of interests attributable solely to the Company in our consolidated managed funds and certain of our non-marketable securities.
We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker Rule restrictions on other areas of our business.
The Volcker Rule also requires banking entities to design and implement a compliance program reasonably designed to ensure and monitor compliance with the Volcker Rule. Banking entities that have total consolidated assets of $50 billion or more as of the previous calendar year-end become subject to the Volcker Rule’s enhanced compliance program requirements, which, among other things, require an annual attestation from the chief executive officer regarding the design and effectiveness of the compliance program. We had more than $50 billion in total consolidated assets as of December 31, 2017. Therefore, we became subject to these enhanced compliance requirements as of January 1, 2018.
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

Safety and Soundness Guidelines
Banking regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees and benefits. In addition, the bank regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. The Federal Reserve’s enhanced prudential standards require publicly traded bank holding companies with total consolidated assets of $10 billion or more to establish and maintain risk management committees for their boards of directors to oversee the bank holding companies’ risk management frameworks. The Tailoring Proposal would increase this threshold to $50 billion. In January 2015, we formed a risk committee of our Board of Directors. Bank holding companies with total consolidated assets of $50 billion and greater currently also are subject to more stringent board risk committee and risk management requirements, including liquidity risk requirements. The Tailoring Proposal would increase the threshold for these requirements to $100 billion.

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

Premiums for Deposit Insurance
The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Due to higher levels of bank failures during the 2008 economic recession, the FDIC’s resolution costs increased, which depleted the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits by September 30, 2020, the FDIC has increased deposit insurance premium rates. Insured institutions with assets of $10 billion or more ("large banks"), such as the Bank, were responsible for funding the increase, with assessment rates based on a risk-based scorecard calculation provided by the FDIC. As of September 30, 2018, the DIF reserve ratio reached 1.36% and per FDIC regulations, increased premiums on large banks ceased for periods after September 30, 2018. However, the FDIC has established a higher reserve ratio of 2% as a long-term goal which goes beyond what is required by statute, and may increase assessment rates in the future accordingly. Future increases in our FDIC insurance premiums could have an adverse effect on the Bank’s results of operations. For the years ended December 31, 2018 and 2017, we recorded $34.3 million and $35.1 million, respectively, in FDIC assessments expense.

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

Regulation of Certain Subsidiaries
SVB Leerink LLC, a subsidiary of SVB Leerink and SVB Securities are registered as broker-dealers with the SEC and are members of FINRA, and accordingly, are subject to regulation by both agencies. They are also members of the Securities Investor Protection Corporation. As broker-dealers, SVB Leerink LLC and SVB Securities must comply with a variety of regulations associated with their business lines, including (i) rules that govern the registration and examination of the businesses and their employees, (ii) substantive requirements and prohibitions concerning their relationships with their customers and counterparties, (iii) anti-fraud provisions and (iv) requirements to develop and maintain internal compliance and supervisory programs. SVB Leerink LLC and SVB Securities also must comply with the financial responsibility rules governing broker-dealers, including Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which is designed to measure the general financial condition and liquidity of a broker-dealer and seek to ensure its financial stability in light of its activities. Under this rule, the broker-dealer entities are required to maintain minimum net capital calculated in accordance with a specified formula in order to help meet its continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability for capital to be withdrawn from either SVB Leerink LLC or SVB Securities or require a capital infusion to support growth in the business or new or ongoing activities. SVB Asset Management, SVB Wealth Advisory and funds management entities associated with SVB Leerink Capital LLC, a subsidiary of SVB Leerink, are registered with the SEC under the Investment Advisers Act of 1940, as amended, and are subject to its rules and regulations.
Securities Registration and Listing
SVB Financial’s common stock is registered under the Securities Act of 1933 and listed on the NASDAQ Global Select Market. As such, SVB Financial is subject to the information, proxy solicitation, insider trading, corporate governance, and other public company requirements and restrictions promulgated by the SEC, as well as the Marketplace Rules and other requirements promulgated by Nasdaq Stock Market, LLC.
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
International Regulation
Our international-based subsidiaries and offices and global activities, including our banking branches in the United Kingdom and Germany and our joint venture bank in China are subject to the respective laws and regulations of those countries and the regions in which they operate. This includes laws and regulations promulgated by, but not limited to, the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom, the German Federal Financial Supervisory Authority (BaFin), the China Banking Regulatory Commission and the Hong Kong Monetary Authority. To the extent we are able to commence operations as anticipated in Canada or in any other international market, we will also become subject to the regulatory regimes of those jurisdictions. Moreover, promulgation by standard-setting bodies that are charged with the development of international regulatory frameworks, such as the Basel Committee, can affect the Bank and SVB Financial globally as national regulators implement the frameworks in local jurisdictions.
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

In addition, a significant portion of our loan portfolio is comprised of our larger loans, which could increase the impact on us of any single borrower default. As of December 31, 2018, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled 14.5 billion, or 50.8 percent, of our portfolio. These larger loans have over time represented, and continue to represent, an increasingly greater portion of our total loan portfolio. They include capital call lines of credit to our private equity and venture capital clients, as well as other loans made to our later-stage and larger corporate clients, and may be made to companies with greater levels of debt relative to their equity, balance sheet liquidity, or cash flow. Additionally, we have continued our efforts to grow our loan portfolio by agenting or arranging larger syndicated credit facilities and participating in larger syndicates agented by other financial institutions as well as making sponsor-led buyout loans, which are leveraged buyout or recapitalization financings typically sponsored by our private equity clients. In those arrangements where we do not act as the lead syndicate agent, our control or decision-making ability over the credit facility is typically limited to our participation interest.

Further, the repayment of financing arrangements we enter into with our clients may be dependent on the financial condition or ability of third parties to meet their payment obligations to our clients. For example, we enter into formula-based financing arrangements that are secured by our clients’ accounts receivable from third parties with whom they do business. We also make loans secured by letters of credit issued by other third party banks and enter into letters of credit discounting arrangements, the repayment of which may be dependent on reimbursement by third party banks. We also extend recurring revenue-based lines of credit, where repayment may be dependent on borrowers’ revenues from third parties. Further, in our loan portfolio of private equity and venture capital firm clients, many of our clients have lines of credit, the repayment of which are dependent on the payment of capital calls or management fees by the underlying limited partner investors in the funds managed by these firms. These capital call lines of credit are a significant proportion of our loan portfolio. (Capital call lines of credit represent almost half of our loan portfolio as of the end of 2018, and may in future periods increase to more than half.) These third parties may not be able to meet their financial obligations to our clients or to us which, ultimately, could have an adverse impact on us.

We also lend to individual investors, executives, entrepreneurs or other influencers in the innovation economy, primarily through SVB Private Bank. These individual clients may face difficulties meeting their financial commitments, especially during a challenging economic environment, and may be unable to repay their loans. In certain instances, we may also relax loan covenants and conditions or extend loan terms to borrowers that are experiencing financial difficulties. While such determinations are based on an assessment of various factors including access to additional capital in the near term, there can be no assurance that such continued support will result in any borrower meeting his or her financial commitments. In addition, we lend to premium wineries and vineyards through SVB Wine. Repayment of loans made to these clients may be dependent on overall wine demand and sales, or other sources of financing or income which may be adversely affected by a challenging economic environment, as well as overall grape supply which may be adversely affected by poor weather, heavy rains, flooding, droughts, fires, wildfires, earthquakes or other natural or catastrophic conditions.

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
A significant portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities such as deposits and internal borrowings, and the interest rates and fees we receive on our interest-earning assets such as loans extended to our clients, securities held in our investment portfolio and excess cash held to manage short-term liquidity. Our interest rate spread can be affected by the mix of the types of loans, investment securities, deposits and other liabilities on our balance sheet, as well as a variety of external factors beyond our control that affect interest rate levels, such as competition, inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of various governmental bodies. For example, changes in key variable market interest rates, such as the Federal Funds, National Prime ("Prime"), the London Interbank Offered Rate (“LIBOR”) or Treasury rates, generally impact our interest rate spread. While changes in interest rates do not generally produce equivalent changes in the revenues earned from our interest-earning assets and the expenses associated with our interest-bearing liabilities, increases in market interest rates are nevertheless likely to cause our interest rate spread to increase. Conversely, if interest rates decline, our interest rate spread will likely decline. In response to the last global economic recession, the U.S. Federal Reserve and other central banking institutions took monetary policy actions, including the utilization of quantitative easing and created and maintained a low interest rate environment. Over the last few years, interest rates have increased. Over the last several years, the Federal Reserve has periodically raised interest rates and may institute further changes in the future. Increases, or sustained periods of increases, in interest rates may result in a change in the mix of non-interest and interest bearing accounts, and the level of off-balance sheet market-based investment preferred by our clients, which may also impact our interest rate spread. If interest rates decline or do not continue to rise, low rates could constrain our interest rate spread and may adversely affect our business forecasts. In addition, changes in the method of determining LIBOR or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that we hold or issue, which could further impact our interest rate spread. In 2017, the U.K. Financial Conduct Authority announced that it would no longer persuade or compel submission of bank rates used for calculation of LIBOR after 2021, leading to the expectation of the transition to alternative rates prior to that time. U.S. regulatory authorities have voiced similar support for phasing out LIBOR. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known. Any material reduction in our interest rate spread could have a material adverse effect on our business, results of operations or financial conditions.

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
In connection with negotiated credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science and healthcare industries subject to applicable regulatory limits, we have also made investments through SVB Financial and our SVB Capital family of funds in venture capital funds and direct investments in companies, many of which are required to be carried at fair value or are impacted by changes in fair value. The fair value of these warrants and investments are reflected in our financial statements and are adjusted on a quarterly basis. Fair value changes are recorded as unrealized gains or losses through consolidated net income. However, the timing and amount of changes in fair value, if any, of these financial instruments depend on factors beyond our control, including the perceived and actual performance of the companies or funds in which we invest, fluctuations in the market prices of the preferred or common stock of the portfolio companies, the timing of our receipt of relevant financial information from these companies, market volatility and interest rate factors and legal and contractual restrictions. Moreover, the timing and amount of our realization of actual net proceeds, if any, from our disposition of these financial instruments also often depend on factors beyond our control. In addition to those mentioned above, such factors include the level of public offering and merger and acquisition or other exit activity, legal and contractual restrictions on our ability to sell our equity positions (including the expiration of any “lock-up” agreements) and the timing of any actual dispositions. Because of the inherent variability of these financial instruments and the markets in which they are bought and sold, their fair market value might increase or decrease materially from period to period, and the net proceeds ultimately realized upon disposition might be materially different than the then-current recorded fair market value.

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

Changes in the market for public equity offerings, mergers and acquisitions or a slowdown in private equity or venture capital investment levels may affect the needs of our clients for investment banking or mergers and acquisitions advisory services and the borrowing needs of our clients, which could in turn adversely affect our business, results of operations or financial condition.
While an active market for public equity offerings, financings, and merger and acquisition activity generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering, are acquired by or merge with another entity or otherwise receive a significant equity investment.

By contrast, a low demand for public equity or mergers and acquisitions transactions or an inability to complete such transactions due to events affecting market conditions generally, such as a partial or full U.S. government shutdown, could result in fewer transactions overall and therefore decrease revenues of SVB Leerink, our investment banking business, as such revenues stem primarily from underwriting and advisory fees associated with capital markets and mergers and acquisitions transactions.

A slowdown in overall private equity or venture capital investment levels may reduce the need for our clients to borrow from our capital call lines of credit, which are typically utilized by our private equity and venture capital fund clients to make investments prior to receipt of capital called from their respective limited partners. Any significant reduction in the outstanding amounts of our loans or under our lines of credit could have a material adverse effect on our business, results of operations or financial condition.

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

In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. The forms, methods, and sophistication of fraud, security breaches, cyber-attacks and other similar criminal activity continue to evolve, and as we evolve and grow our business, especially in new businesses or geographies, we may be unable to foresee future risks. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security and effectiveness of our cyber incident response plans, our inability to anticipate, or failure to adequately mitigate, fraudulent activities, breaches of security or cyber-attacks could result in: financial losses to us or our clients; our loss of business and/or clients; loss or exposure of our confidential data or information; damage to our reputation; the incurrence of additional expenses; loss of personnel; disruption to our business; force majeure claims by us or critical suppliers; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability --- any of which could have a material adverse effect on our business, financial condition and results of operations. Our risk mitigation strategies and internal controls, including risk assessment policies and procedures, testing, backup and redundancy systems, incident response plans, training, and authentication or encryption tools, may not be effective against defending against fraud, security breaches or cyber-attacks.

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

Additionally, natural disasters and external events, including those occurring in and around the state of California, could affect the business and operations of our clients, which could impair their ability to pay their loans or fees when due, impair the value of collateral securing their loans, cause our clients to reduce their deposits with us, or otherwise adversely affect their business dealings with us, any of which could have a material adverse effect on our business, financial condition or results of operations. A significant portion of our client borrowers, including our premium winery and vineyard clients, our SVB Private Bank mortgage clients and other corporate clients, are located in or have offices in the state of California, which has historically experienced severe natural disasters resulting in disruptions to businesses and damage to property, including wildfires and earthquakes. If there is a major earthquake, flood, fire, drought or other natural or catastrophic disaster in California or elsewhere in the markets in which we operate, our borrowers may experience uninsured property losses or sustained disruption to business or loss that may materially impair their ability to meet the terms of their loan obligations.

We face reputation and business risks due to our interactions with business partners, service providers and other third parties.
We rely on third parties, both in the United States and internationally in countries such as the United Kingdom, Germany, Hong Kong, China, Israel and India, to provide services to us and our clients or otherwise act as partners in our business activities in a variety of ways, including through the provision of key components of our business infrastructure. We expect these third parties to perform services for us, fulfill their obligations to us, accurately inform us of relevant information, and conduct their activities in a manner that reflects positively on our brand and business. Although we manage exposure to such third party risk through a variety of means including the performance of due diligence and ongoing monitoring of vendor performance, there can be no assurance these efforts will be effective. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could result in operational disruptions, increased expenditures, regulatory actions in which we may be held responsible for the actions of third parties, damage to our reputation and the loss of clients, which in turn could harm our business and operations, strategic growth objectives and financial performance.
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
One important component of our strategy is to expand internationally. We currently have international offices in the United Kingdom, Israel, Germany, Hong Kong and China, including a joint-venture bank in China. We further plan to expand our operations and business activities in some of our current international markets, as well as expand our business beyond those markets, including a pending branch application in Canada. Our efforts to expand our business internationally carry with them certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations; risks associated with leveraging and doing business with local business partners through joint ventures, strategic arrangements or other partnerships; and, other general operational risks. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, the incremental requirement of management's attention and resources, differing technology standards or customer requirements, data security or transfer risks, cultural differences, political and economic risks such as uncertainty created by the approval of an advisory referendum by a majority of voters in the United Kingdom to the leave the European Union in June 2016, and financial risks, including currency and payment risks such as fluctuation in the value of the euro and Chinese yuan (renminbi). These risks could hinder our ability, or the ability of our local partners, to service our clients effectively, and adversely affect the success of our international operations, which in turn, could have a material adverse effect on our overall business, results of operations or financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, anti-corruption laws, privacy laws, economic and trade sanctions requirements and other foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on our conduct, any of which could have a material adverse effect on our business and results of operations.
Legal and Regulatory Risks
We are subject to extensive regulation that could limit or restrict our activities, impose financial requirements or limitations on the conduct of our business, or result in higher costs to us, and the stringency of the regulatory framework applicable to us may increase if, and as, our asset size continues to grow.
SVB Financial Group, including the Bank, is extensively regulated under federal and state laws and regulations governing financial institutions, including those imposed by the FDIC, the Federal Reserve, the CFPB, and the DBO, as well as various regulatory authorities that govern our global activities. Federal and state laws and regulations govern, restrict, limit or otherwise affect the activities in which we may engage and may affect our ability to expand our business over time, result in an increase in our compliance costs, including higher FDIC insurance premiums, and may affect our ability to attract and retain qualified executive officers and employees. Further, the stringency of the federal bank prudential regulatory framework that applies to us may increase as our asset size and international business grows. As one example, under the Dodd-Frank Act (as amended by the EGRRCPA) and the Tailoring Proposal, certain enhanced prudential standards will apply to us if we reach or exceed $50 billion in average total consolidated assets. In addition, federal regulations implementing the advanced approaches capital rules as well as the additional heightened standards noted above currently apply to banking organizations with total consolidated assets of $250 billion or more or $10 billion or more in on-balance sheet foreign exposure (which is a measure of international activity that focuses on foreign assets). The Capital and Liquidity Thresholds Proposal would replace the Advanced Approaches Thresholds with two new thresholds: i) $700 billion in average total consolidated assets, and ii) $100 billion in average total consolidated assets and $75 billion or more in "cross-jurisdictional activity" (a measure of international activity that looks at both foreign assets and liabilities). Compliance with any of these additional requirements could require a material investment of resources and lead to other limitations on our business and our ability to expand. Further, a change in the applicable statutes, regulations or regulatory policy could have a material adverse effect on our business, including limiting or imposing conditions on the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial and the Bank, to maintain certain minimum levels of capital and meet other minimum financial standards, which may require us to raise additional capital in the future, affect our ability to use our capital resources for other business purposes or affect our overall business strategies and plans. Furthermore, following the 2008 financial crisis, the Basel Committee adopted additional capital, leverage and liquidity standards under Basel III, and has since finalized additional standards. Most notably, in December 2017, the Basel Committee published a set of revisions to its Basel III framework to address perceived weaknesses in the current methodology for calculating risk weighted assets, in particular to increase the risk-sensitivity of the standardized approach and to constrain banking organizations’ discretion in modeling their capital requirements under models-based approaches (such as the advanced approaches in the United States). Following the adoption of the final standards, the Federal Reserve, the FDIC and the OCC announced on December 7, 2017 that they support the conclusion of efforts to reform the international bank capital standards in response to the global financial crisis, and that they would consider how to appropriately apply these revisions to the Basel III reform package in the United States through the standard notice-and-comment rulemaking process. The Federal Reserve previously has adopted regulations that generally align with international standards, and have the effect of raising our capital requirements beyond those previously in place. Such requirements include limitations on capital distributions and discretionary bonus payments to executives if certain minimum capital requirements are not maintained. The Federal Reserve also has adopted certain stress testing requirements. To the extent we are subject to these stress testing requirements following the adoption of the Tailoring Proposal, and depending on the results of any stress tests, we could be required to raise additional capital or take certain other actions. Increased regulatory requirements (and the associated compliance costs), whether due to the growth of our business, the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition or results of operations.

If we continue to grow and meet regulatory thresholds that trigger enhanced standards, such as average total consolidated assets of $100 billion, we will be subject to more stringent regulations, including enhanced prudential standards, required by the Dodd-Frank Act (as amended by EGRRCPA) and regulations adopted by the Federal Reserve applicable to large bank holding companies.

As of December 31, 2018, our total consolidated assets were $56.9 billion and we had approximately $7.5 billion in on-balance sheet foreign exposures. As a result, under the Federal Reserve’s current enhanced prudential standard regulations, SVB Financial would be subject to more stringent prudential standards. Following the passage of the EGRRCPA, however, the Federal Reserve issued a statement that it would not require firms with less than $100 billion in total consolidated assets to comply with those requirements. In addition, the Tailoring Proposal would revise the Federal Reserve’s regulations to reflect this new $100 billion threshold. As a consequence, if the Tailoring Proposal is adopted as proposed, SVB Financial would become subject to more stringent prudential standards if we averaged total consolidated assets of $100 billion or more at the end of a four-quarter period.

Pursuant to the Dodd-Frank Act (as amended by the EGRRCPA), the more stringent prudential standards that could apply include requirements related to risk-based and leverage capital, liquidity, risk management, resolution planning, company-run and supervisory capital stress testing, single counterparty credit exposure limits, and early remediation - all of which require appropriate resources and planning. The Dodd-Frank Act further permits, but does not require, the Federal Reserve to apply enhanced prudential standards to large bank holding companies in other areas, including short-term debt limits and enhanced public disclosures. Further, our international business continues to grow. Crossing the Advanced Approaches Thresholds would trigger additional heightened requirements and compliance costs that may have a material adverse effect on our business, financial conditions or results of operations. Although the Capital and Liquidity Thresholds Proposal significantly increases the Advanced Approaches Thresholds, these additional heightened requirements could apply if the proposal were to be adopted and we were to cross the revised thresholds. Our level of foreign exposures is determined based on our current understanding of applicable regulatory standards, guidance, interpretations, expectations and assumptions, and may be subject to change based on any modifications, clarifications or evolution of these standards, guidance, interpretations, expectations or assumptions, including as contemplated by the Tailoring Proposal.

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

Laws and regulations regarding the handling of personal data and information may impede our services or result in increased costs, legal claims or fines against us.
We are subject to an evolving body of federal, state and non-U.S. laws, regulations, guidelines and principles regarding data privacy and security, including the protection of personal information. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the General Data Protection Regulation, or GDPR, extends the scope of the European Union data protection law to all companies processing data of EU residents, regardless of location. In 2018, the State of California, where our principal offices are located, passed the California Consumer Privacy Act, which becomes effective as of January 2020, which establishes new requirements regarding handling of personal data to entities serving or employing California residents. The GDPR, California Consumer Privacy Act and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data and other personal information, may require us to evaluate our current operations, information technology systems and data handling practices and implement enhancements and adaptations where necessary to comply. Our failure to comply with any such laws may result in significant liabilities and/or reputational harm.

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
Our core strategy is focused on providing banking and financial products and services to companies, investors, entrepreneurs and influencers in the innovation economy, including in particular to early-stage and mid-stage companies that receive financial support from sophisticated investors, including venture capital or private equity firms, “angels,” corporate investors, crowd-funding and other evolving sources of capital. We derive a meaningful share of our deposits from these companies and provide them with loans as well as other banking products and services. In some cases, our lending credit decision is based on our analysis of the likelihood that our client will receive additional rounds of equity capital from investors or other funding sources. Among the factors that have affected and could in the future affect the amount of capital available to our portfolio companies are the receptivity of the capital markets, the prevalence of public equity offerings or merger and acquisition activity, primarily among companies within the technology and life science/healthcare industry sectors, the availability and return on alternative investments, economic conditions in the technology, life science/healthcare and private equity/venture capital industries, and overall general economic conditions. Reduced capital markets valuations could also reduce the amount of capital available to our client companies, including companies within our technology and life science/healthcare industry sectors. If the amount of capital available to such companies decreases, it is likely that the number of our new clients and investor financial support to our existing clients could decrease, which could have an adverse effect on our business, profitability and growth prospects.

We face competitive pressures that could adversely affect our business, results of operations, financial condition or future growth.
We compete with other banks as well as specialty and diversified financial services companies and investment and debt funds, some of which are larger than we are and which may offer a broader range of lending, leasing, payments, foreign currency exchange, and other financial products and advisory services to our client base. We also compete with other alternative and more specialized lenders, such as online “marketplace” lenders, peer-to-peer lenders and other non-traditional lenders that have emerged in recent years. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Moreover, we compete with non-financial services, particularly payment facilitators and processors or other Fintech or nonbanking technology providers in the payments industry, which may offer specialized services to our client base. In addition, we compete with hedge funds and private equity funds. Such competitors may focus their marketing efforts on industry sectors which we serve and for example, seek to increase their lending and other financial relationships with technology companies or special industries such as wineries. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market, which could adversely affect our market share or ability to exploit new market opportunities. We may have to agree to accept less attractive credit, pricing and other investment terms if we act to meet these competitive challenges, which could adversely affect our business, results of operations, financial condition and future growth. Similarly, competitive pressures and market disruption could adversely affect the business, results of operations, financial condition or future growth of our non-banking services, including our payments services, as well as our access to capital and attractive investment opportunities for our funds business.

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
We are engaged, and may in the future engage, in strategic activities domestically or internationally, including acquisitions, such as the acquisition of SVB Leerink, joint ventures, partnerships, investments or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.
We are focused on our long-term growth and have undertaken various strategic activities and business initiatives, many of which involve activities that are new to us, or in some cases, are experimental in nature. For example, we are expanding our global presence and may engage in activities in jurisdictions where we have limited experience from a business, legal and/or regulatory perspective. With the acquisition of SVB Leerink, we have also expanded into new lines of business, namely, investment banking and M&A advisory services. We are also expanding our payments processing capabilities to better serve our clients, including innovating new electronic payment processing solutions, developing new payments technologies, and supporting new or evolving disruptive payments systems. We may also serve clients that deal with new or evolving industries or business activities, such as digital currencies. Given our evolving geographic and product diversification, and our innovative product solutions, these payment-related initiatives may subject us to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks.
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
We have implemented a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, capital, compliance, strategic and reputational risks. Our framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. In addition, our Board of Directors, in consultation with management, has adopted a risk appetite statement, which sets forth certain thresholds and limits to govern our overall risk profile. However, there is no assurance that our risk management framework, including the risk metrics under our risk appetite statement, will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially adversely affected. In addition, if we grow to total average consolidated assets of $50 billion or greater or cross the Advanced Approaches Thresholds (or if the Tailoring Proposal and Capital and Liquidity Thresholds Proposal are adopted as proposed, and we grow to total average consolidated assets of $100 billion or more), we will become subject to more stringent risk management requirements that could increase our compliance costs and require us to further enhance our risk management framework and practices. See the section "Business-Supervision and Regulation-Enhanced Prudential Standards" under this Part I, Item 1 of this report.

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

In accordance with the Dodd-Frank Act and the Federal Reserve’s regulations thereunder, banking organizations with $10 billion to $50 billion in assets are required to perform annual capital stress tests. Under the Tailoring Proposal, banking organizations with $100 billion or more in assets are required to perform annual capital stress tests.  The results of any capital stress tests to which we are subject may require us to increase our regulatory capital, raise additional capital or take or decline to take certain other capital-related actions under certain circumstances.  Our stress testing processes also rely on our use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the models they are based on may prove to be inadequate or inaccurate because of other flaws in their design or implementation. Also, the assumptions we utilize for our stress tests may not be met with regulatory approval, which could result in our stress tests receiving a failing grade. In addition to adversely affecting our reputation, failing our stress tests would likely preclude or delay the possibility of our growth through acquisition, and would limit our ability to pay any cash dividends.

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
•strategic actions by us or our competitors;
•actions by institutional stockholders;
•fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	actual or anticipated changes in interest rates;

•	market perceptions about the innovation economy, including levels of funding or "exit" activities of companies in the industries we serve;
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
We currently operate 27 regional offices, including an administrative office, in the United States as well as offices outside the United States. We operate throughout the Silicon Valley with offices in Santa Clara, Menlo Park and Palo Alto. Other regional offices in California include Irvine, Napa, San Diego, San Francisco, Sherman Oaks, St. Helena, Santa Monica and Santa Rosa. Office locations outside of California but within the United States include: Phoenix/Tempe, Arizona; Denver/Broomfield, Colorado; Atlanta, Georgia; Chicago, Illinois; Boston/Newton, Massachusetts; New York, New York; Raleigh/Morrisville, North Carolina; Portland, Oregon; Philadelphia/West Conshohocken, Pennsylvania; Austin, Texas; Dallas, Texas; Houston, Texas; Salt Lake City/Cottonwood Heights, Utah; Arlington, Virginia; and Seattle, Washington. Our international offices include those located in: Hong Kong; Beijing and Shanghai, China; Frankfurt, Germany; Bangalore, India; Herzliya Pituach, Israel; and London, England. All of our properties are occupied under leases, which expire at various dates through 2030, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.
Our Global Commercial Bank operations are principally conducted out of our corporate headquarters in Santa Clara and our office in Phoenix/Tempe, and our lending teams operate out of the various regional and international offices. SVB Private Bank and SVB Capital principally operate out of our Menlo Park offices.
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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol "SIVB". As of December 31, 2018, SVB Financial had no preferred stock outstanding.
Holders
As of February 5, 2019, there were 603 registered holders of our common stock, and we believe there were approximately 134,625 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.
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
Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended December 31, 2018 was as follows:

Period ended	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under the programs (1)
October 31, 2018	—	—	—
November 30, 2018	—	—	—
December 31, 2018	715,207	$205.71	715,207	$352,874,768
Total	715,207	$205.71	715,207	$352,874,768

(1) On November 13, 2018, the Company announced that its Board of Directors had authorized a $500 million common stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company may, from time to time and on or before the program’s expiration date, repurchase shares of its outstanding common stock in the open market, in privately-negotiated transactions, or otherwise, subject to applicable laws and regulations. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the program’s expiration, without any prior notice. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 under the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The Stock Repurchase Program expires on November 15, 2019.

During the three months ended December 31, 2018, we repurchased 715,207 shares of our common stock totaling $147.1 million under the Stock Repurchase Program. At December 31, 2018, $352.9 million represents the maximum amount available to repurchase shares under the Stock Repurchase Program.

 Performance Graph
The following information is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.
The following graph compares, for the period from December 31, 2013 through December 31, 2018, the cumulative total stockholder return on the common stock of the Company with (i) the cumulative total return of the Standard and Poor's 500 (“S&P 500”) Index, (ii) the cumulative total return of the NASDAQ Composite index, and (iii) the cumulative total return of the NASDAQ Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return*
Among SVB Financial Group, the S&P 500 Index, the NASDAQ Composite Index and the NASDAQ Bank Index
* $100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ended December 31st.
Copyright ©2019 Standard & Poor's, a division of S&P Global. All rights reserved.

	December 31,
	2013	2014	2015	2016	2017	2018
SVB Financial Group	$100.00	$110.69	$113.39	$163.70	$222.94	$181.12
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Bank	100.00	104.89	113.29	155.71	164.24	136.99

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented under Part II, Item 8 of this report. Information as of and for the years ended December 31, 2018, 2017 and 2016 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2015 and 2014 is derived from audited financial statements not presented separately within.

	Year ended December 31,
(Dollars in thousands, except per share amounts and ratios)	2018	2017	2016	2015	2014
Income statement summary:
Net interest income	$1,893,988	$1,420,369	$1,150,523	$1,006,425	$856,595
Provision for credit losses	(87,870)	(92,304)	(106,679)	(95,683)	(65,997)
Noninterest income	744,984	557,231	456,552	472,794	572,239
Noninterest expense	(1,188,193)	(1,010,655)	(859,797)	(779,962)	(700,669)
Income before income tax expense	1,362,909	874,641	640,599	603,574	662,168
Income tax expense	(351,561)	(355,463)	(250,333)	(228,754)	(183,508)
Net income before noncontrolling interests	1,011,348	519,178	390,266	374,820	478,660
Net income attributable to noncontrolling interests	(37,508)	(28,672)	(7,581)	(30,916)	(214,790)
Net income available to common stockholders	$973,840	$490,506	$382,685	$343,904	$263,870
Common share summary:
Earnings per common share—basic	$18.35	$9.33	$7.37	$6.70	$5.39
Earnings per common share—diluted	18.11	9.20	7.31	6.62	5.31
Book value per common share	97.29	79.11	69.71	61.97	55.24
Weighted average shares outstanding—basic	53,078	52,588	51,915	51,318	48,931
Weighted average shares outstanding—diluted	53,772	53,306	52,349	51,916	49,662
Year-end balance sheet summary:
Available-for-sale securities	$7,790,043	$11,120,664	$12,620,411	$16,380,748	$13,540,655
Held-to-maturity securities	15,487,442	12,663,455	8,426,998	8,790,963	7,421,042
Loans, net of unearned income	28,338,280	23,106,316	19,899,944	16,742,070	14,384,276
Total assets	56,927,979	51,214,467	44,683,660	44,686,703	39,337,869
Deposits	49,328,900	44,254,075	38,979,868	39,142,776	34,343,499
Short-term borrowings	631,412	1,033,730	512,668	774,900	7,781
Long-term debt	696,465	695,492	795,704	796,702	451,362
SVBFG stockholders' equity	5,116,209	4,179,795	3,642,554	3,198,134	2,813,072
Average balance sheet summary:
Available-for-sale securities	$9,789,211	$12,424,137	$13,331,315	$14,436,140	$12,907,135
Held-to-maturity securities	14,997,846	9,984,610	8,192,183	7,829,177	3,696,417
Loans, net of unearned income	25,630,520	21,159,394	18,283,591	14,762,941	11,502,941
Total assets	55,229,060	48,380,272	43,987,451	40,846,377	32,961,936
Deposits	48,075,344	42,745,148	38,759,059	36,293,362	28,320,825
Short-term borrowings	643,886	48,505	220,251	23,226	6,264
Long-term debt	695,938	766,943	796,302	770,848	452,215
SVBFG stockholders' equity	4,734,417	3,961,405	3,509,526	3,075,371	2,523,235
Capital ratios:
SVBFG CET 1 risk-based capital ratio	13.41%	12.78%	12.80%	12.28%	—%
SVBFG total risk-based capital ratio	14.45	13.96	14.21	13.84	13.92
SVBFG tier 1 risk-based capital ratio	13.58	12.97	13.26	12.83	12.91
SVBFG tier 1 leverage ratio	9.06	8.34	8.34	7.63	7.74
SVBFG tangible common equity to tangible assets (1)	8.99	8.16	8.15	7.16	7.15
SVBFG tangible common equity to risk-weighted assets (1)	13.28	12.77	12.89	12.34	12.93
Bank CET 1 risk-based capital ratio	12.41	12.06	12.65	12.52	—
Bank total risk-based capital ratio	13.32	13.04	13.66	13.60	12.12
Bank tier 1 risk-based capital ratio	12.41	12.06	12.65	12.52	11.09
Bank tier 1 leverage ratio	8.10	7.56	7.67	7.09	6.64
Bank tangible common equity to tangible assets (1)	8.13	7.47	7.77	6.95	6.38
Bank tangible common equity to risk-weighted assets (1)	12.28	11.98	12.75	12.59	11.19
Average SVBFG stockholders' equity to average assets	8.57	8.19	7.98	7.53	7.65
Selected financial results:
Return on average assets	1.76%	1.01%	0.87%	0.84%	0.80%
Return on average common SVBFG stockholders' equity	20.57	12.38	10.90	11.18	10.46
Net interest margin	3.57	3.05	2.72	2.57	2.81
Gross loan charge-offs to average total gross loans	0.26	0.31	0.53	0.34	0.37
Net loan charge-offs to average total gross loans	0.22	0.27	0.46	0.30	0.32
Nonperforming assets as a percentage of total assets	0.17	0.23	0.27	0.28	0.10
Allowance for loan losses as a percentage of total gross loans	0.99	1.10	1.13	1.29	1.14

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
Overview of Company Operations
SVB Financial is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For more than 35 years, we have been dedicated to helping innovative companies and their investors succeed, especially in the technology, life science/healthcare, private equity/venture capital and premium wine industries. We provide our clients of all sizes and stages with a diverse set of products and services to support them through all stages of their life cycles, and key innovation markets around the world.
We offer commercial and private banking products and services through our principal subsidiary, the Bank, which is a California-state chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers asset management, private wealth management and other investment services. In addition, through SVB Financial's other subsidiaries and divisions, we also offer investment banking services and non-banking products and services, such as funds management, M&A advisory services and venture capital and private equity investment.

Management’s Overview of 2018 Financial Performance
Overall, we had an outstanding year in 2018, which was marked by higher net interest and core fee income, increased investment securities and equity warrant gains, strong total client funds growth, healthy loan growth and stable credit quality. Additionally, we saw higher noninterest expense, primarily from increased compensation and benefits expenses, as well as increased professional services expenses reflective of increased expenses to support our domestic and global expansion initiatives, including our acquisition of SVB Leerink which closed on January 4, 2019, as well as investments made in projects, systems, and technology to support our revenue growth and related initiatives and other operating costs. In addition, we benefited from tax relief legislation which lowered our federal corporate tax rate by fourteen basis points.
Our core business continued to perform well as a result of our ongoing focus on innovation companies and their investors and continued efforts to secure client relationships. We saw continued success in working with private equity/venture capital firms and life science/healthcare clients as well as clients in our private banking division.
Results for the fiscal year ended, and as of, December 31, 2018 (compared to the fiscal year ended, and as of, December 31, 2017, where applicable):

BALANCE SHEET	EARNINGS
Assets.  $55.2 billion in average total assets (up 14.2%). $56.9 billion in period-end total assets (up 11.2%).
Loans.  $25.6 billion in average total loan balances, net of unearned income (up 21.1%). $28.3 billion in period-end total loan balances, net of unearned income (up 22.6%).
Total Client Funds.  (on-balance sheet deposits and off-balance sheet client investment funds). $123.1 billion in average total client fund balances (up 30.6%). $135.3 billion in period-end total client fund balances (up 29.4%).
AFS/HTM Fixed Income Investments.  $24.8 billion in average fixed income investment securities (up 10.6%). $23.3 billion in period-end fixed income investment securities (down 2.1%).

EPS. Earnings per diluted share of $18.11 (up 96.8%).
Net Income.  Consolidated net income available to common stockholders of $973.8 million (up 98.5%).
- Net interest income of $1.9 billion (up 33.3%).
- Net interest margin of 3.57% (up 52bps).
- Noninterest income of $745.0 million, with non- GAAP core fee income+ of $515.9 million (up 36.1%).
- Noninterest expense of $1.2 billion (up 17.6%).

ROE.  Return on average equity (“ROE”) performance of 20.57%.
Operating Efficiency Ratio.  Operating efficiency ratio of 45.02% with a non-GAAP core operating efficiency ratio of 48.27%++.

CAPITAL	CREDIT QUALITY
Capital.  Continued strong capital, with all capital ratios considered "well-capitalized" under banking regulations, SVBFG and SVB capital ratios, respectively, were:
- CET 1 risk-based capital ratio of 13.41% and 12.41%.
- Tier 1 risk-based capital ratio of 13.58% and 12.41%.
- Total risk-based capital ratio of 14.45% and 13.32%. - Tier 1 leverage ratio of 9.06% and 8.10%.

Credit Quality.  Continued disciplined underwriting.
- Allowance for loan losses of 0.99% as a percentage of period-end total gross loans.
- Provision for loan losses of 0.30% as a percentage of total gross loans.
- Net loan charge-offs of 0.22% as a percentage of average total gross loans.

+
Consists of fee income for foreign exchange, credit cards, deposit services, client investments, letters of credit and lending related activities. This is a non-GAAP financial measure. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”).

++
This ratio excludes certain financial line items where performance is typically subject to market or other conditions beyond our control. It is calculated by dividing noninterest expense by total revenue, after adjusting for gains or losses on investment securities and equity warrant assets. This is a non-GAAP financial measure. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Expense”).

A summary of our performance in 2018 compared to 2017 is as follows:

	Year ended December 31,
(Dollars in thousands, except per share amounts and ratios)	2018	2017	% Change
Income Statement:
Diluted earnings per share	$18.11	$9.20	96.8%
Net income available to common stockholders	973,840	490,506	98.5
Net interest income	1,893,988	1,420,369	33.3
Net interest margin	3.57%	3.05%	52	bps
Provision for credit losses	$87,870	$92,304	(4.8)%
Noninterest income	744,984	557,231	33.7
Noninterest expense	1,188,193	1,010,655	17.6
Non-GAAP core fee income (1)	515,890	378,963	36.1
Non-GAAP noninterest income, net of noncontrolling interests (1)	706,984	527,779	34.0
Non-GAAP noninterest expense, net of noncontrolling interests (2)	1,187,671	1,009,842	17.6
Balance Sheet:
Average available-for-sale-securities	$9,789,211	$12,424,137	(21.2)%
Average held-to-maturity securities	14,997,846	9,984,610	50.2
Average loans, net of unearned income	25,630,520	21,159,394	21.1
Average noninterest-bearing demand deposits	39,633,118	35,235,200	12.5
Average interest-bearing deposits	8,442,226	7,509,948	12.4
Average total deposits	48,075,344	42,745,148	12.5
Earnings Ratios:
Return on average assets (3)	1.76%	1.01%	74.3%
Return on average common SVBFG stockholders’ equity (4)	20.57	12.38	66.2
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	0.99%	1.10%	(11)	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	0.86	0.92	(6)
Gross loan charge-offs as a percentage of average total gross loans	0.26	0.31	(5)
Net loan charge-offs as a percentage of average total gross loans	0.22	0.27	(5)
Capital Ratios:
SVBFG CET 1 risk-based capital ratio	13.41%	12.78%	63	bps
SVBFG total risk-based capital ratio	14.45	13.96	49
SVBFG tier 1 risk-based capital ratio	13.58	12.97	61
SVBFG tier 1 leverage ratio	9.06	8.34	72
SVBFG tangible common equity to tangible assets (5)	8.99	8.16	83
SVBFG tangible common equity to risk-weighted assets (5)	13.28	12.77	51
Bank CET 1 risk-based capital ratio	12.41	12.06	35
Bank total risk-based capital ratio	13.32	13.04	28
Bank tier 1 risk-based capital ratio	12.41	12.06	35
Bank tier 1 leverage ratio	8.10	7.56	54
Bank tangible common equity to tangible assets (5)	8.13	7.47	66
Bank tangible common equity to risk-weighted assets (5)	12.28	11.98	30
Other Ratios:
GAAP operating efficiency ratio (6)	45.02%	51.11%	(11.9)%
Non-GAAP operating efficiency ratio (2)	45.50	51.76	(12.1)
Non-GAAP core operating efficiency ratio (2)	48.27	54.38	(11.2)
Book value per common share (7)	$97.29	$79.11	23.0
Other Statistics:
Average full-time equivalent employees	2,685	2,396	12.1%
Period-end full-time equivalent employees	2,900	2,438	18.9

(1)	See “Results of Operations–Noninterest Income” below for a description and reconciliation of non-GAAP core fee income and noninterest income.

(2)
See “Results of Operations–Noninterest Expense” below for a description and reconciliation of non-GAAP noninterest expense, non-GAAP operating efficiency ratio and non-GAAP core operating efficiency ratio.

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

Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding our financial condition and results of operations. We have identified three policies as being critical because they require us to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. We evaluate our estimates and assumptions on an ongoing basis and we base these estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.
Our critical accounting policies include those that address the adequacy of the allowance for loan losses and allowance for unfunded credit commitments, measurements of fair value, and the valuation of equity warrant assets. Our senior management has discussed and reviewed the development, selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors.
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
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the amounts measured using significant Level 3 inputs at December 31, 2018 and 2017:

	December 31,
	2018		2017
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$8,388,011	$146,278	$11,481,237	$122,250
As a percentage of total assets	14.7%	0.3%	22.4%	0.2%
Liabilities carried at fair value	$98,050	$—	$108,581	$—
As a percentage of total liabilities	0.2%	—%	0.2%	—%
As a percentage of assets carried at fair value		1.7		1.1

Financial assets valued using Level 3 measurements consist of our non-marketable securities (investments in venture capital) and equity warrant assets (rights to shares of private and public company capital stock). The valuation techniques of our non-marketable securities carried under fair value accounting and equity warrant assets involve a significant degree of management judgment. Refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for a summary of the valuation techniques and significant inputs used for each class of Level 3 assets.
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
During 2018, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $88.4 million (which is inclusive of noncontrolling interest), primarily due to gains on exercised warrant assets. During 2017 and 2016, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $55.2 million and $38.1 million (which is inclusive of noncontrolling interest), respectively.
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
Results of Operations
Net Interest Income and Margin (Fully Taxable Equivalent Basis)
Net interest income is defined as the difference between: (i) interest earned from loans, fixed income investments in our available-for-sale and held-to-maturity securities portfolios and short-term investment securities, and, (ii) interest paid on funding sources. Net interest margin is defined as net interest income, on a fully taxable equivalent basis, as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the federal statutory tax rate of 21.0 percent for 2018 and 35.0 percent for 2017.
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

	2018 compared to 2017			2017 compared to 2016
	Change due to			Change due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(3,606)	$17,309	$13,703	$3,952	$7,483	$11,435
Fixed income investment portfolio (taxable)	53,911	75,561	129,472	27,671	37,525	65,196
Fixed income investment portfolio (non-taxable)	35,132	(105)	35,027	6,627	(1,274)	5,353
Loans, net of unearned income	236,981	95,711	332,692	139,416	52,217	191,633
Increase in interest income, net	322,418	188,476	510,894	177,666	95,951	273,617
Interest expense:
Interest bearing checking and savings accounts	118	11	129	90	(2)	88
Money market deposits	3,634	16,308	19,942	(5)	3,071	3,066
Money market deposits in foreign offices	(5)	(3)	(8)	22	(4)	18
Time deposits	24	28	52	(11)	—	(11)
Sweep deposits in foreign offices	(81)	596	515	(86)	(10)	(96)
Total increase in deposits expense	3,690	16,940	20,630	10	3,055	3,065
Short-term borrowings	13,481	555	14,036	(1,922)	1,378	(544)
3.50% Senior Notes	12	—	12	12	—	12
5.375% Senior Notes	35	—	35	32	—	32
7.0% Junior Subordinated Debentures	(3,096)	—	(3,096)	(106)	(122)	(228)
6.05% Subordinated Notes	(467)	—	(467)	(693)	254	(439)
Total increase (decrease) in borrowings expense	9,965	555	10,520	(2,677)	1,510	(1,167)
Increase (decrease) in interest expense, net	13,655	17,495	31,150	(2,667)	4,565	1,898
Increase in net interest income	$308,763	$170,981	$479,744	$180,333	$91,386	$271,719
Net Interest Income (Fully Taxable Equivalent Basis)
2018 compared to 2017
Net interest income increased by $479.7 million to $1.9 billion in 2018, compared to $1.4 billion in 2017. Overall, the increase in our net interest income was due primarily to both higher average loan and investment portfolio balances as well as higher interest rates.
The main factors affecting interest income and interest expense for 2018, compared to 2017, are discussed below:

•	Interest income for 2018 increased by $510.9 million primarily due to:

◦
A $332.7 million increase in interest income from loans to $1.4 billion in 2018, compared to $1.0 billion in 2017. This increase was reflective of an increase in average loan balances of $4.5 billion and an increase in the overall yield on our loan portfolio of 45 basis points to 5.30 percent from 4.85 percent. Gross loan yields, excluding loan interest recoveries and loan fees, increased by 55 basis points to 4.77 percent from 4.22 percent, reflective of the benefit of interest rate increases, partially offset by the strong growth of our lower yielding private equity/venture capital loan portfolio. Our private equity/venture capital portfolio represented 49.5 percent and 42.8 percent of our total gross loan portfolio at December 31, 2018 and 2017, respectively,

◦
A $164.5 million increase in interest income from our fixed income investment securities to $585.4 million in 2018, compared to $420.9 million in 2017. The increase was reflective of an increase of $2.4 billion in average fixed income investment balances as a result of strong deposit growth in 2018 and an increase in our fixed income securities yield of 48 basis points to 2.36 percent from 1.88 percent. The increase in our fixed income securities yield was primarily from higher reinvestment yields on maturing fixed income investments as well as higher yields on new purchases due to interest rate increases, and

◦
A $13.7 million increase in interest income from our Federal Reserve deposits to $35.2 million, compared to $21.5 million in 2017. The increase was due primarily to higher yields as a result of rate increases in 2018.

•	Interest expense for 2018 increased to $75.9 million, compared to $44.8 million for 2017, primarily due to:

◦	A $20.6 million increase in deposits interest expense, due primarily to an increase in interest paid on our interest-bearing money market deposits as a result of market rate adjustments, and

◦
A $10.5 million increase in borrowings interest expense, due primarily to an increase in our average short-term borrowings balance during 2018 to fund loan growth as a result of the timing of loan funding and deposit activities. The increase in interest expense from short-term borrowings was partially offset by a decrease in interest expense from long-term debt reflective of the repayment of our 6.05% Subordinated Notes and the redemption of our Junior Subordinated Debentures in 2017.

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

◦
A $191.6 million increase in interest income from loans to $1.0 billion in 2017, compared to $834.2 million in 2016. This increase was reflective of an increase in average loan balances of $2.9 billion and an increase in the overall yield on our loan portfolio of 29 basis points to 4.85 percent from 4.56 percent. Gross loan yields, excluding loan interest recoveries and loan fees, increased to 4.22 percent from 3.97 percent, reflective of the benefit of interest rate increases, partially offset by the strong growth of our lower yielding private equity/ venture capital and Private Bank loan portfolios. Our private equity/venture capital portfolio represented 42.8 percent and 38.7 percent of our total gross loan portfolio at December 31, 2017 and 2016, respectively. Our Private Bank loan portfolio represented 11.3 percent and 10.8 percent of our total gross loan portfolio at December 31, 2017 and 2016, respectively,

◦
A $70.5 million increase in interest income from our fixed income investment securities to $420.9 million in 2017, compared to $350.4 million in 2016. The increase was primarily reflective of an increase in our fixed income investment securities yield of 25 basis points to 1.88 percent from 1.63 percent resulting primarily from higher reinvestment yields on maturing fixed income investments as well as higher yields on new purchases due to interest rate increases. Interest income from our fixed income securities also benefited from an increase of $0.9 billion in average investment security balances as a result of strong deposit growth in 2017, and

◦
An $11.4 million increase in interest income from our Federal Reserve deposits to $21.5 million, compared to $10.1 million in 2016. The increase was due primarily to higher yields as a result of rate increases in 2017, as well as higher average interest-earning cash balances in 2017.

•	Interest expense for 2017 increased to $44.8 million, compared to $42.9 million for 2016, due primarily to:

◦	A $3.1 million increase in deposits interest expense, due primarily to an increase in interest paid on our interest- bearing money market deposits as a result of market rate adjustments, and

◦	A $1.2 million decrease in borrowings interest expense, due to the repayment of our 6.05% Subordinated Notes and the redemption of our Junior Subordinated Debentures in 2017.
Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin increased by 52 basis points to 3.57 percent in 2018, compared to 3.05 percent in 2017 and 2.72 percent in 2016.
2018 compared to 2017
The increase in our net interest margin in 2018 was reflective primarily of the impact of rising interest rates and the continued shift in the mix of average interest-earning assets towards our higher yielding loan portfolio. For the year ended December 31, 2018, our loan portfolio comprised 48 percent of our average interest-earning assets, an increase from 45 percent for the year ended December 31, 2017.

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

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our net interest margin in 2018, 2017 and 2016:

Average Balances, Yields and Rates Paid for the Years Ended December 31, 2018, 2017 and 2016

	Year ended December 31,
	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,820,883	$35,208	1.25%	$3,109,840	$21,505	0.69%	$2,538,362	$10,070	0.40%
Investment Securities: (2)
Available-for-sale securities:
Taxable	9,789,211	185,120	1.89	12,424,137	199,423	1.61	13,331,315	185,981	1.40
Held-to-maturity securities:
Taxable	13,727,745	356,485	2.60	9,732,869	212,710	2.19	8,130,221	160,956	1.98
Non-taxable (3)	1,270,101	43,817	3.45	251,741	8,790	3.49	61,962	3,437	5.55
Total loans, net of unearned income (4) (5)	25,630,520	1,358,480	5.30	21,159,394	1,025,788	4.85	18,283,591	834,155	4.56
Total interest-earning assets	53,238,460	1,979,110	3.71	46,677,981	1,468,216	3.15	42,345,451	1,194,599	2.82
Cash and due from banks	480,900			374,811			325,415
Allowance for loan losses	(282,489)			(247,004)			(236,936)
Other assets (6)	1,792,189			1,574,484			1,553,521
Total assets	$55,229,060			$48,380,272			$43,987,451
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$583,295	$463	0.08%	$433,966	$334	0.08%	$318,381	$246	0.08%
Money market deposits	6,609,873	27,713	0.42	5,743,083	7,771	0.14	5,746,892	4,705	0.08
Money market deposits in foreign offices	192,128	76	0.04	203,775	84	0.04	152,388	66	0.04
Time deposits	62,570	111	0.18	48,818	59	0.12	58,071	70	0.12
Sweep deposits in foreign offices	994,360	943	0.09	1,080,306	428	0.04	1,294,109	524	0.04
Total interest-bearing deposits	8,442,226	29,306	0.35	7,509,948	8,676	0.12	7,569,841	5,611	0.07
Short-term borrowings	643,886	14,579	2.26	48,505	543	1.12	220,251	1,087	0.49
3.50% Senior Notes	347,458	12,586	3.62	347,128	12,574	3.62	346,810	12,562	3.62
5.375% Senior Notes	348,480	19,450	5.58	347,862	19,415	5.58	347,277	19,383	5.58
7.0% Junior Subordinated Debentures	—	—	—	52,775	3,096	5.87	54,588	3,324	6.09
6.05% Subordinated Notes	—	—	—	19,178	467	2.44	47,627	906	1.90
Total interest-bearing liabilities	9,782,050	75,921	0.78	8,325,396	44,771	0.54	8,586,394	42,873	0.50
Portion of noninterest-bearing funding sources	43,456,410			38,352,585			33,759,057
Total funding sources	53,238,460	75,921	0.14	46,677,981	44,771	0.10	42,345,451	42,873	0.10
Noninterest-bearing funding sources:
Demand deposits	39,633,118			35,235,200			31,189,218
Other liabilities	937,199			721,432			571,205
SVBFG stockholders’ equity	4,734,417			3,961,405			3,509,526
Noncontrolling interests	142,276			136,839			131,108
Portion used to fund interest-earning assets	(43,456,410)			(38,352,585)			(33,759,057)
Total liabilities and total equity	$55,229,060			$48,380,272			$43,987,451
Net interest income and margin		$1,903,189	3.57%		$1,423,445	3.05%		$1,151,726	2.72%
Total deposits	$48,075,344			$42,745,148			$38,759,059
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(9,201)			(3,076)			(1,203)
Net interest income, as reported		$1,893,988			$1,420,369			$1,150,523

(1)
Includes average interest-earning deposits in other financial institutions of $0.8 billion, $1.1 billion and $0.7 billion in 2018, 2017 and 2016, respectively. For 2018, 2017 and 2016, balances also include $1.6 billion, $1.9 billion and $1.8 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)
Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21.0 percent for 2018 and 35.0 percent for 2017 and 2016.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $136.6 million, $128.1 million and $104.9 million in 2018, 2017 and 2016, respectively.

(6)
Average investment securities of $773 million, $683 million, and $786 million in 2018, 2017 and 2016, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other equity securities.

Provision for Credit Losses
The following table summarizes our allowance for loan losses and the allowance for unfunded credit commitments for 2018, 2017 and 2016, respectively:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Allowance for loan losses, beginning balance	$255,024	$225,366	$217,613
Provision for loan losses (1)	84,292	85,939	95,697
Gross loan charge-offs	(67,917)	(66,682)	(96,857)
Loan recoveries	11,636	8,538	12,212
Foreign currency translation adjustments	(2,132)	1,863	(3,299)
Allowance for loan losses, ending balance	$280,903	$255,024	$225,366
Allowance for unfunded credit commitments, beginning balance	51,770	45,265	34,415
Provision for unfunded credit commitments (1)	3,578	6,365	10,982
Foreign currency translation adjustments	(165)	140	(132)
Allowance for unfunded credit commitments, ending balance (2)	$55,183	$51,770	$45,265
Ratios and other information:
Provision for loan losses as a percentage of period-end total gross loans	0.30%	0.37%	0.48%
Gross loan charge-offs as a percentage of average total gross loans	0.26	0.31	0.53
Net loan charge-offs as a percentage of average total gross loans	0.22	0.27	0.46
Allowance for loan losses as a percentage of period-end total gross loans	0.99	1.10	1.13
Provision for credit losses (1)	$87,870	$92,304	$106,679
Period-end total gross loans	28,511,312	23,254,153	20,024,662
Average total gross loans	25,790,949	21,287,336	18,396,256

(1)
Our consolidated statement of income for the year ended December 31, 2016 was modified from prior period's presentation to conform to the current period presentation, which reflect our provision for loan losses and provision for unfunded credit commitments together as our “provision for credit losses.”

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
Provision for Loan Losses

We had a provision for loan losses of $84.3 million in 2018, compared to a provision of $85.9 million in 2017 and a provision of $95.7 million in 2016. The provision for loan losses of $84.3 million in 2018 was reflective primarily of $46.6 million from period-end loan growth, $39.0 million in net new specific reserves for nonaccrual loans and $26.7 million from charge-offs not specifically reserved for, partially offset by a benefit of $20.7 million from overall improved credit quality of our loan portfolio reflective of the increase of our private equity/venture capital loans, which tend to be of higher credit quality.
The provision for loan losses of $85.9 million in 2017 was reflective primarily of $62.7 million in net new specific reserves for nonaccrual loans and $29.1 million from period-end loan growth, partially offset by a benefit from overall improved credit quality of our loan portfolio reflective of the increase of our private equity/venture capital loans, which tend to be of higher credit quality.
The provision for loan losses of $95.7 million in 2016 was reflective primarily of $37.9 million for charge-offs that did not previously have a specific reserve, $30.9 million for specific reserves on new nonaccrual loans, $29.5 million for period-end loan growth of $3.2 billion, partially offset by a $7.9 million decrease due to enhancements to our loan loss reserve methodology during 2016.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $3.6 million in 2018, compared to a provision of $6.4 million in 2017 and $11.0 million in 2016. Our provision for unfunded credit commitments in 2018 was driven primarily by increased reserves of $7.9 million from growth in unfunded credit commitments, partially offset by a benefit of $4.7 million from overall improved credit quality of our loan portfolio as mentioned above.
We recorded a provision for unfunded credit commitments of $6.4 million in 2017. Our provision for unfunded credit commitments in 2017 was driven primarily by qualitative allocations based on our loan portfolio being comprised of larger loans and additional reserves as a result of the increase in unfunded credit commitments.
We recorded a provision for unfunded credit commitments of $11.0 million in 2016. Our provision for unfunded credit commitments in 2016 reflected enhancements in factors used to estimate our allowance for unfunded credit commitments. These enhancements increased our allowance for unfunded credit commitments by $8.1 million, net. The increase was primarily due to higher loss and conversion factors for our software and internet and hardware loan portfolios, partially offset by lower loss factors for our private equity/venture capital loan portfolio.
Noninterest Income
For the year ended December 31, 2018, noninterest income was $745.0 million, compared to $557.2 million and $456.6 million for the comparable 2017 and 2016 periods, respectively. For the year ended December 31, 2018, non-GAAP noninterest income, net of noncontrolling interests was $707.0 million, compared to $527.8 million and $448.5 million for the comparable 2017 and 2016 periods, respectively. For the year ended December 31, 2018, non-GAAP core fee income was $515.9 million, compared to $379.0 million and $316.2 million for the comparable 2017 and 2016 periods, respectively. (See reconciliations of non-GAAP measures used below under "Use of Non-GAAP Financial Measures".)
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
The following table provides a reconciliation of GAAP noninterest income to non-GAAP noninterest income, net of noncontrolling interests for 2018, 2017 and 2016, respectively:

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
GAAP noninterest income	$744,984	$557,231	33.7%	$456,552	22.1%
Less: income attributable to noncontrolling interests, including carried interest allocation	38,000	29,452	29.0	8,039	NM
Non-GAAP noninterest income, net of noncontrolling interests	$706,984	$527,779	34.0	$448,513	17.7

NM—Not meaningful
The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for 2018, 2017 and 2016, respectively:

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
GAAP noninterest income	$744,984	$557,231	33.7%	$456,552	22.1%
Less: gains on investment securities, net	88,094	64,603	36.4	51,740	24.9
Less: gains on equity warrant assets, net	89,142	54,555	63.4	37,892	44.0
Less: other noninterest income	51,858	59,110	(12.3)	50,750	16.5
Non-GAAP core fee income (1)	$515,890	$378,963	36.1	$316,170	19.9

(1)
Non-GAAP core fee income represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control and includes foreign exchange fees, credit card fees, deposit service charges, lending related fees, client investment fees and letters of credit fees.

Gains on Investment Securities, Net
Net gains on investment securities include gains and losses from our non-marketable and other equity securities, which include public equity securities held as a result of exercised equity warrant assets, as well as gains and losses from sales of our AFS debt securities portfolio, when applicable.
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
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of certain sales restrictions to which these equity securities may be subject to (e.g. lock-up agreements), changes in prevailing market prices, market conditions, the actual sales or distributions of securities, and the timing of such actual sales or distributions, which, to the extent such securities are managed by our managed funds, are subject to our funds' separate discretionary sales/distributions and governance processes.
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
In 2018, we had net gains on investment securities of $88.1 million, compared to $64.6 million and $51.7 million in 2017 and 2016, respectively. Non-GAAP net gains on investment securities, net of noncontrolling interests were $49.9 million in 2018, compared to $35.4 million and $43.4 million in 2017 and 2016, respectively. Net gains on investment securities, net of noncontrolling interests of $49.9 million in 2018 were driven by the following:

•
Gains of $39.9 million from our strategic and other investments portfolio, primarily driven by net unrealized valuation increases in both private and public company investments held in our strategic venture capital funds,

•
Gains of $29.1 million from our managed funds of funds portfolio, related primarily to net unrealized valuation increases in both private and public company investments held by the funds in the portfolio, and

•
Losses of $25.2 million from our public equity securities portfolio primarily reflective of net losses on sales of shares of Roku, Inc. ("Roku"), from exercised warrants in 2017, which were sold in the first quarter of 2018.

In 2017, we had net gains on investment securities of $64.6 million, compared to $51.7 million in 2016. Non-GAAP net gains on investment securities, net of noncontrolling interests were $35.4 million in 2017, compared to $43.4 million in 2016. Net gains on investment securities, net of noncontrolling interests of $35.4 million in 2017 were driven by the following:

•
Gains of $17.9 million from our strategic and other investments portfolio, primarily driven by distribution gains from our strategic venture capital fund investments and $3.4 million related to the sale of certain shares relating to one of our direct equity investments,

•
Gains of $13.0 million from our managed funds of funds portfolio, related primarily to net unrealized valuation increases in the investments held by the funds driven by IPO, M&A and private equity-backed financing activity,

•
Gains of $9.0 million from our debt funds portfolio, related to net unrealized valuation increases in the investments held by the funds primarily driven by gains of $9.5 million related to the fund's holdings of Roku, which had an IPO during the third quarter of 2017, and

•
Losses of $5.2 million from our AFS securities portfolio primarily reflective of $8.8 million of net losses on the sale of approximately $0.6 billion of mortgage-backed securities during the fourth quarter of 2017, partially offset by net gains on sales of shares from exercised warrants in public companies upon expiration of lock-up periods during the quarter.

The following table provides a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for 2018, 2017 and 2016:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Public Equity Securities (1)	Debt Funds	Sales of AFS Securities (1)	Strategic and Other Investments	Total
Year ended December 31, 2018
GAAP gains (losses) on investment securities, net	$62,019	$11,502	$(25,158)	$541	$(740)	$39,930	$88,094
Less: gains attributable to noncontrolling interests, including carried interest allocation	32,938	5,245	—	—	—	—	38,183
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$29,081	$6,257	$(25,158)	$541	$(740)	$39,930	$49,911
Year ended December 31, 2017
GAAP gains (losses) on investment securities, net	$41,140	$1,823	$—	$8,950	$(5,189)	$17,879	$64,603
Less: gains attributable to noncontrolling interests, including carried interest allocation	28,108	1,079	—	—	—	—	29,187
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$13,032	$744	$—	$8,950	$(5,189)	$17,879	$35,416
Year ended December 31, 2016
GAAP gains (losses) on investment securities, net	$10,139	$(171)	$—	$948	$12,195	$28,629	$51,740
Less: gains attributable to noncontrolling interests, including carried interest allocation	8,220	92	—	—	—	—	8,312
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$1,919	$(263)	$—	$948	$12,195	$28,629	$43,428

(1)
Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, resulting in the reclassification of public equity securities out of our AFS securities portfolio into our non-marketable and other equity securities portfolio. This guidance was adopted using the modified retrospective method with a cumulative adjustment to opening retained earnings. As such, prior period amounts have not been restated.

Gains on Equity Warrant Assets, Net
Gains on equity warrant assets, net, were $89.1 million in 2018, compared to $54.6 million in 2017 and $37.9 million in 2016. Net gains on equity warrant assets of $89.1 million in 2018 were primarily due to the following:

•	Net gains on $58.2 million from the exercises of equity warrant assets in 2018, compared to net gains of $48.3 million in 2017, driven by increased M&A and IPO activity during 2018, and

•
Net gains of $36.9 million from changes in warrant valuations in 2018, compared to net gains of $10.7 million in 2017, driven by valuation increases in our private company warrant portfolio and reflective of increased M&A activity during 2018.

Gains on equity warrant assets, net, of $54.6 million in 2017 were primarily due to the following:

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

A summary of gains on equity warrant assets, net, for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Equity warrant assets (1):
Gains on exercises, net	$58,186	$48,275	20.5%	$31,197	54.7%
Terminations	(5,964)	(4,422)	34.9	(3,015)	46.7
Changes in fair value, net	36,920	10,702	NM	9,710	10.2
Total gains on equity warrant assets, net	$89,142	$54,555	63.4	$37,892	44.0

NM—Not meaningful

(1)
At December 31, 2018, we held warrants in 2,095 companies, compared to 1,868 companies at December 31, 2017 and 1,739 companies at December 31, 2016. The total value of our warrant portfolio was $149.2 million at December 31, 2018, $123.8 million at December 31, 2017, and $131.1 million at December 31, 2016. Warrants in 18 companies each had fair values greater than $1.0 million and collectively represented $46.9 million, or 31.4 percent, of the fair value of the total warrant portfolio at December 31, 2018.

Non-GAAP Core Fee Income

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Non-GAAP core fee income (1):
Foreign exchange fees	$138,812	$115,760	19.9%	$104,183	11.1%
Credit card fees	94,072	76,543	22.9	68,205	12.2
Deposit service charges	76,097	58,715	29.6	52,524	11.8
Client investment fees	130,360	56,136	132.2	32,219	74.2
Lending related fees	41,949	43,265	(3.0)	33,395	29.6
Letters of credit and standby letters of credit fees	34,600	28,544	21.2	25,644	11.3
Total non-GAAP core fee income (1)	$515,890	$378,963	36.1	$316,170	19.9

(1)
This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control. See "Use of Non-GAAP Measures" above.

Foreign Exchange Fees
Foreign exchange fees were $138.8 million in 2018, compared to $115.8 million and $104.2 million in 2017 and 2016, respectively. The increases in foreign exchange fees were due primarily to increased trade volumes driven by the continuing increase in the number of clients actively managing currency exposure.

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Foreign exchange fees by instrument type:
Spot contract commissions	$127,459	$104,344	22.2%	$89,354	16.8%
Forward contract commissions	10,940	10,934	0.1	14,004	(21.9)
Option premium fees	413	482	(14.3)	825	(41.6)
Total foreign exchange fees	$138,812	$115,760	19.9	$104,183	11.1
 Credit Card Fees
Credit card fees were $94.1 million in 2018, compared to $76.5 million and $68.2 million in 2017 and 2016, respectively. The increases reflect increased client utilization of our credit card products and custom payment solutions provided to new and existing clients. The increase in client utilization reflects initiatives implemented in 2018, which included the simplification of our business credit card and multi-card product offerings and the automation of certain of our credit card processes. The increase in gross revenue generated was partially offset by higher rebate/rewards expense.

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Credit card fees by instrument type:
Card interchange fees, net	$74,381	$60,224	23.5%	$51,513	16.9%
Merchant service fees	14,420	11,584	24.5	12,783	(9.4)
Card service fees	5,271	4,735	11.3	3,909	21.1
Total credit card fees	$94,072	$76,543	22.9	$68,205	12.2
Deposit Service Charges
Deposit service charges were $76.1 million in 2018, compared to $58.7 million and $52.5 million in 2017 and 2016, respectively. The increase in deposit service charges was attributable to the increase in the number of deposit clients as well as increases in transaction volumes from existing clients and was reflective of the introduction of new product solutions in 2018 as well as enhanced product pricing.
Client Investment Fees
We offer a variety of investment products on which we earn fees. These products include money market mutual funds, overnight repurchase agreements and sweep money market funds available through the Bank, client-directed accounts offered through SVB Securities, our broker dealer subsidiary, and fixed income management services offered through SVB Asset Management and SVB Wealth Advisory, our investment advisory subsidiaries.
Client investment fees were $130.4 million in 2018, compared to $56.1 million and $32.2 million in 2017 and 2016, respectively. The increases were reflective primarily of the large increase in average client investment funds of $23.5 billion and $8.2 billion in 2018 and 2017, respectively, driven by our clients’ increased utilization of our off-balance sheet sweep money market funds and products managed by SVB Asset Management. Client investment fees in 2018 also benefited from improved spreads on our client investment funds due to increases in general market rates and the reintroduction of fees, associated with our repurchase agreement program, which had been previously waived due to the low rate environment.

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Client investment fees by type:
Sweep money market fees	$75,654	$28,485	165.6%	$15,147	88.1%
Asset management fees	23,882	16,831	41.9	15,389	9.4
Repurchase agreement fees	30,824	10,820	184.9	1,683	NM
Total client investment fees	$130,360	$56,136	132.2	$32,219	74.2

NM—Not meaningful

The following table summarizes average client investment funds for 2018, 2017 and 2016:

	Year ended December 31,
(Dollars in millions)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Sweep money market funds	$32,232	$19,718	63.5%	$15,122	30.4%
Client investment assets under management (1)	34,754	25,417	36.7	21,287	19.4
Repurchase agreements	8,086	6,390	26.5	6,948	(8.0)
Total average client investment funds (2)	$75,072	$51,525	45.7	$43,357	18.8

(1)	These funds represent investments in third-party money market mutual funds and fixed income securities managed by SVB Asset Management.

(2)	Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at December 31, 2018, 2017 and 2016:

	December 31,
(Dollars in millions)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Sweep money market funds	$38,348	$23,911	60.4%	$17,173	39.2%
Client investment assets under management (1)	39,214	29,344	33.6	23,115	26.9
Repurchase agreements	8,422	7,074	19.1	5,510	28.4
Total period-end client investment funds (2)	$85,984	$60,329	42.5	$45,798	31.7

(1)	These funds represent investments in third-party money market mutual funds and fixed income securities managed by SVB Asset Management.

(2)	Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
Lending Related Fees
Lending related fees were $41.9 million in 2018, compared to $43.3 million and $33.4 million in 2017 and 2016, respectively. The decrease in 2018 compared to 2017 was due primarily to an adjustment of $4.5 million, to increase unused commitment fees during 2017, related to fees earned in prior periods from unused lines of credit. Unused loan commitments were $16.7 billion at December 31, 2018, compared to $15.5 billion at December 31, 2017 and $15.0 billion at December 31, 2016.

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Lending related fees by instrument type:
Unused commitment fees	$32,452	$34,110	(4.9)%	$25,654	33.0%
Other	9,497	9,155	3.7	7,741	18.3
Total lending related fees	$41,949	$43,265	(3.0)	$33,395	29.6
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees were $34.6 million in 2018, compared to $28.5 million and $25.6 million in 2017 and 2016, respectively. The increases were primarily reflective of larger standby letter of credit issuances with our Private Equity/Venture Capital and Corporate Finance clients as leading contributors in 2018. Additionally, we saw higher transaction counts and standby letter of credit renewals in 2018.
Other Noninterest Income
Total other noninterest income was $51.9 million in 2018, compared to income of $59.1 million in 2017 and $50.8 million in 2016. The decrease of $7.2 million in other noninterest income in 2018 was primarily due to a decrease of $5.2 million in service-based fees and other noninterest income reflective of the sale of our equity valuation services business during 2017.
The increase in total other noninterest income of $8.3 million in 2017 compared to 2016 was due to the following:

•	Higher fund management fees of $21.2 million, as compared to fees of $19.2 million for the comparable 2016 period, attributable primarily to the addition of new managed funds at SVB Capital,

•	An increase of $6.7 million from correspondent bank rebate income and FHLB/FRB stock dividend income, and

•	Service-based fee income decreased $4.1 million during 2017 as compared to 2016 primarily due to the sale of our equity valuation services business during 2017.

A summary of other noninterest income for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Fund management fees	$23,016	$21,214	8.5%	$19,195	10.5%
Net gains (losses) on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	666	1,788	(62.8)	(1,999)	(189.4)
Other service revenue	28,176	36,108	(22.0)	33,554	7.6
Total other noninterest income	$51,858	$59,110	(12.3)	$50,750	16.5

(1)
Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.

Noninterest Expense
A summary of noninterest expense for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Compensation and benefits	$726,980	$606,402	19.9%	$514,270	17.9%
Professional services	158,835	121,935	30.3	94,982	28.4
Premises and equipment	77,918	71,753	8.6	65,502	9.5
Net occupancy	54,753	48,397	13.1	39,928	21.2
Business development and travel	48,180	41,978	14.8	40,130	4.6
FDIC and state assessments	34,276	35,069	(2.3)	30,285	15.8
Correspondent bank fees	13,713	12,976	5.7	12,457	4.2
Other	73,538	72,145	1.9	62,243	15.9
Total noninterest expense (1)	$1,188,193	$1,010,655	17.6	$859,797	17.5

(1)
Our consolidated statement of income for the year ended December 31, 2016 was modified from prior period's presentation to conform to the current period presentation, which reflect our provision for loan losses and provision for unfunded credit commitments together as our “provision for credit losses.” In prior periods, our provision for unfunded credit commitments were reported separately as a component of noninterest expense.

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
The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests:

	Year ended December 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
GAAP noninterest expense	$1,188,193	$1,010,655	17.6%	$859,797	17.5%
Less: expense attributable to noncontrolling interests	522	813	(35.8)	524	55.2
Non-GAAP noninterest expense, net of noncontrolling interests	$1,187,671	$1,009,842	17.6	$859,273	17.5

GAAP net interest income	$1,893,988	$1,420,369	33.3	$1,150,523	23.5
Adjustments for taxable equivalent basis	9,201	3,076	199.1	1,203	155.7
Non-GAAP taxable equivalent net interest income	$1,903,189	$1,423,445	33.7	$1,151,726	23.6
Less: net interest income attributable to noncontrolling interests	30	33	(9.1)	66	(50.0)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$1,903,159	$1,423,412	33.7	$1,151,660	23.6

GAAP noninterest income	$744,984	$557,231	33.7	$456,552	22.1
Less: income attributable to noncontrolling interests	38,000	29,452	29.0	8,039	NM
Non-GAAP noninterest income, net of noncontrolling interests	$706,984	$527,779	34.0	$448,513	17.7

GAAP total revenue	$2,638,972	$1,977,600	33.4	$1,607,075	23.1
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$2,610,143	$1,951,191	33.8	$1,600,173	21.9
GAAP operating efficiency ratio	45.02%	51.11%	(11.9)	53.50%	(4.5)
Non-GAAP operating efficiency ratio (1)	45.50	51.76	(12.1)	53.70	(3.6)

NM—Not meaningful

(1)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests, by non-GAAP total taxable equivalent revenue, net of noncontrolling interests.

The table below provides a summary of non-GAAP core operating efficiency ratio, which excludes certain financial items where performance is typically subject to market or other conditions beyond our control:

	Year ended December 31,
Non-GAAP core operating efficiency ratio (Dollars in thousands, except ratios)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
GAAP noninterest expense	$1,188,193	$1,010,655	17.6%	$859,797	17.5%
GAAP net interest income	$1,893,988	$1,420,369	33.3	$1,150,523	23.5

GAAP noninterest income	$744,984	$557,231	33.7	$456,552	22.1
Less: gains on investment securities, net	88,094	64,603	36.4	51,740	24.9
Less: net gains on equity warrant assets	89,142	54,555	63.4	37,892	44.0
Non-GAAP noninterest income, net of gains on investment securities and equity warrant assets	$567,748	$438,073	29.6	$366,920	19.4

GAAP total revenue	$2,638,972	$1,977,600	33.4	$1,607,075	23.1
Non-GAAP total revenue, net of gains on investment securities and equity warrant assets	$2,461,736	$1,858,442	32.5	$1,517,443	22.5

GAAP operating efficiency ratio	45.02%	51.11%	(11.9)	53.50%	(4.5)
Non-GAAP, core operating efficiency ratio (1)	48.27	54.38	(11.2)	56.66	(4.0)

(1)	The non-GAAP core operating efficiency ratio is calculated by dividing noninterest expense by total revenue, after adjusting for gains and losses on investment securities and equity warrant assets.

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense:

	Year ended December 31,
(Dollars in thousands, except employees)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Compensation and benefits:
Salaries and wages	$324,971	$277,148	17.3%	$244,470	13.4%
Incentive compensation	200,871	144,626	38.9	119,589	20.9
ESOP	6,435	4,720	36.3	3,159	49.4
Other employee incentives and benefits (1)	194,703	179,908	8.2	147,052	22.3
Total compensation and benefits	$726,980	$606,402	19.9	$514,270	17.9
Period-end full-time equivalent employees	2,900	2,438	18.9	2,311	5.5
Average full-time equivalent employees	2,685	2,396	12.1	2,225	7.7

(1)
Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant incentive and retention plans, agency fees and other employee-related expenses.

Compensation and benefits expense was $727.0 million in 2018, compared to $606.4 million in 2017 and $514.3 million in 2016. The key factors driving the increase in compensation and benefits expense in 2018 were as follows:

•
An increase of $56.3 million in incentive compensation expense due primarily to our strong 2018 full-year performance and reflective of our improved ROE relative to our peers, which is one of our key plan performance metrics,

•
An increase of $47.8 million in salaries and wages expense, reflective primarily of an increase in the number of average FTEs by 289 to 2,685 in 2018, compared to 2,396 in 2017, and annual pay raises. The increase in headcount was primarily to support our overall growth, and

•
An increase of $14.8 million in other employee compensation and benefits, related to various expenses, particularly share-based compensation reflective of the increase in our stock price as well as employer payroll taxes and group health and life insurance reflective of our increased headcount in 2018. These increases were partially offset by a decrease in our warrant incentive plan expense in 2018 compared to 2017 primarily reflective of our exercise of Roku equity warrants in the fourth quarter of 2017 which resulted in a large accrual of warrant incentive compensation expense in 2017 and subsequent decline of Roku's common stock price, which was sold in 2018, resulting in a lower warrant incentive payout than previously accrued for.

The increase in compensation and benefits expense of $92.1 million in 2017, as compared to 2016, was due primarily to the following:

•
An increase of $32.9 million in other employee compensation and benefits, related to various expenses, particularly personnel contracting expenses, to support our growth both domestically and globally, as well as group health and life insurance and employer payroll taxes reflective of our increased headcount since 2016. The increase in other employee incentives and benefits also includes an increase of $10.4 million in warrant incentive plan expenses reflective of our 2017 equity warrant portfolio performance,

•
An increase of $32.7 million in salaries and wages expense, reflective primarily of an increase in the number of average FTEs by 171 to 2,396 in 2017, compared to 2,225 in 2016, and annual pay raises. The increase in headcount was primarily to support our overall growth, and

•
An increase of $26.6 million in expenses related to incentive compensation plans and ESOP expense due to our strong 2017 full-year performance and reflective of our improved ROE relative to our peers, which is one of our key plan performance metrics.

Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $239.2 million in 2018, compared to $183.9 million in 2017 and $145.3 million in 2016. These amounts are included in total compensation and benefits expense discussed above.

Professional Services
Professional services expense was $158.8 million in 2018, compared to $121.9 million in 2017 and $95.0 million in 2016. The increase in 2018 was primarily related to enhancements in our regulatory, risk management and compliance infrastructure to support our growth both domestically and globally, as well as investments made in projects, systems and technology to support our revenue growth and related initiatives and other operating costs. Additionally, we incurred $8.8 million of legal and consulting fees in 2018 associated with the acquisition of SVB Leerink.
Premises and Equipment
Premises and equipment expense was $77.9 million in 2018, compared to $71.8 million in 2017 and $65.5 million in 2016. The increase related to investments in projects, systems and technology to support our revenue growth and related initiatives as well as other operating costs.
Net Occupancy
Net occupancy expense was $54.8 million in 2018, compared to $48.4 million in 2017 and $39.9 million in 2016. The increase was primarily due to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices to support our growth.
FDIC and State Assessments
FDIC and state assessments expense was $34.3 million in 2018, compared to $35.1 million in 2017 and $30.3 million in 2016. The decrease in FDIC and state assessments expense in 2018 was due primarily to the elimination of the FDIC surcharge for banks effective October 1, 2018, reflective of the deposit insurance fund reserve ratio reaching its minimum funding requirements.
Other Noninterest Expense
A summary of other noninterest expense for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Lending and other client related processing costs	$24,237	$23,768	2.0%	$19,867	19.6%
Telephone	9,404	10,647	(11.7)	9,793	8.7
Data processing services	10,811	10,251	5.5	9,014	13.7
Dues and publications	4,605	3,263	41.1	2,828	15.4
Postage and supplies	2,799	2,797	0.1	2,851	(1.9)
Other	21,682	21,419	1.2	17,890	19.7
Total other noninterest expense	$73,538	$72,145	1.9	$62,243	15.9

Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “net income attributable to noncontrolling interests” on our consolidated statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial's subsidiaries as the managed funds’ general partners. A summary of net income attributable to noncontrolling interests for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Net interest income (1)	$(30)	$(33)	(9.1)%	$(66)	(50.0)%
Noninterest income (1)	(22,342)	(25,789)	(13.4)	(5,434)	NM
Noninterest expense (1)	522	813	(35.8)	524	55.2
Carried interest allocation (2)	(15,658)	(3,663)	NM	(2,605)	40.6
Net income attributable to noncontrolling interests	$(37,508)	$(28,672)	30.8	$(7,581)	NM

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.
Net income attributable to noncontrolling interests was $37.5 million in 2018, compared to $28.7 million in 2017. Net income attributable to noncontrolling interests of $37.5 million for 2018 was primarily a result of the following:

•
Net gains on investment securities (including carried interest allocation) attributable to noncontrolling interests of $38.2 million ($22.5 million excluding carried interest allocation) primarily from our managed funds of funds portfolio, related primarily to net unrealized valuation increases in both private and public company investments held by the funds in the portfolio, and

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
Income Taxes
On December 22, 2017, the H.R.1, known as the Tax Cuts and Jobs Act (the "TCJ Act"), was signed into law. The TCJ Act amends the Internal Revenue Code to, among other things, reduce tax rates, and make changes to credits and deductions for individuals and businesses. For businesses, the TCJ Act permanently lowers the federal corporate tax rate to 21.0 percent from the existing maximum rate of 35.0 percent, effective for tax years including or commencing January 1, 2018.
The Company has also considered the provisions of the TCJ Act related to non-U.S. operations which would potentially impact the Company’s income tax provision. Such provisions include the one-time transition tax (“TT”) on foreign earnings and the new base erosion anti-avoidance tax (“BEAT”). Based on analyses performed by the Company as of December 31, 2018, the impact of both of these provisions continue to have an immaterial impact on the Company’s income tax provision.
Our effective income tax expense rate was 26.5 percent in 2018, compared to 42.0 percent in 2017 and 39.5 percent in 2016. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The components of our effective tax rates for 2018, 2017 and 2016 are discussed in Note 16—“Income Taxes” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
The reduction in our effective tax rate for 2018 was primarily due to the lower Federal corporate tax rate as a result of the TCJ Act effective January 1, 2018. The effective tax rate for each of 2018 and 2017 included the recognition of tax benefits of $18.0 million due to the adoption of ASU 2016-09.
The increase in our effective tax rate for 2017 was due primarily to one-time increases to tax expense of $33.8 million related to the revaluation of our deferred tax assets and $3.8 million related to investments in low income housing tax credit funds, incorporating the new federal tax rate related to the TCJ Act. The effective tax rate for the 2017 year also included the recognition of a tax benefit of $18.0 million due to the adoption and implementation of ASU 2016-09, Improvements to Employee

Share-Based Payment Accounting, in the first quarter of 2017. ASU 2016-09 requires tax impacts from employee share-based transactions to be recognized in the provision for income taxes rather than additional paid-in-capital in stockholders' equity required under the previous guidance.
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
The following is our reportable segment information for 2018, 2017 and 2016:
Global Commercial Bank

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Net interest income	$1,623,488	$1,274,366	27.4%	$1,040,712	22.5%
Provision for credit losses	(80,953)	(81,553)	(0.7)	(93,885)	(13.1)
Noninterest income	444,647	363,759	22.2	318,366	14.3
Noninterest expense	(793,159)	(707,666)	12.1	(630,655)	12.2
Income before income tax expense	$1,194,023	$848,906	40.7	$634,538	33.8
Total average loans, net of unearned income	$22,354,305	$18,479,793	21.0	$16,047,545	15.2
Total average assets	53,012,381	46,302,350	14.5	41,495,332	11.6
Total average deposits	46,039,570	41,043,731	12.2	37,301,483	10.0

Income before income tax expense from our GCB increased to $1.2 billion in 2018, compared to $848.9 million in 2017 and $634.5 million in 2016, which reflected the continued growth of our core commercial business and clients. The key components of GCB's performance are discussed below:
2018 compared to 2017
Net interest income from GCB increased by $349.1 million in 2018, due primarily to an increase in loan interest income resulting from an increase in average loan balances and higher loan yields as well as an increase in FTP earned for an increase in average deposits.
Noninterest income increased by $80.9 million in 2018, related primarily to an increase in our core fees (higher client investment fees, foreign exchange fees, credit card fees and deposit service charges). The increase in client investment fees was due to higher client investment fund balances as well as from improved spreads on our client investment funds due to increases in general market rates. The increase in foreign exchange fees was due primarily to an increase in our client count as well as volume related to increased client engagement. The increase in credit card fees was primarily reflective of increased client utilization of our credit card products and custom payment solutions provided to new and existing clients, partially offset by higher rebate/rewards expense. The increase in deposit service charges was reflective of higher deposit client counts, as well as higher transaction volumes from existing clients.
Noninterest expense increased by $85.5 million in 2018, due primarily to increased expenses for compensation and benefits. Compensation and benefits expenses increased as a result of higher salaries and wages expenses, higher incentive compensation and higher other employee compensation and benefits. The increase in GCB salaries and wages expenses was due primarily to an increase in the average number of FTEs at GCB, which increased by 183 to 2,022 FTEs in 2018, compared to 1,839 FTEs in 2017. The increase in GCB incentive compensation expense was due to our strong 2018 full-year performance and reflective of our improved ROE relative to our peers, which is one of our key plan performance metrics. The increase in total other employee benefits was related to various expenses, particularly share-based compensation as well as employer payroll taxes and group health and life insurance reflective of our increased headcount in 2018.

2017 compared to 2016
Net interest income from GCB increased by $233.7 million in 2017, primarily due to an increase in loan interest income resulting mainly from an increase in average loan balances and higher loan yields.
Noninterest income increased by $45.4 million in 2017, related primarily to an increase in our core fees (higher foreign exchange fees, client investment fees and credit card fees). The increase in foreign exchange fees was due primarily to an increase in our client count as well as volume related to increased client engagement. The increase in client investment fees was due to higher client investment fund balances, as well as from improved spreads on our client investment funds due to increases in general market rates and the reintroduction of fees that had been previously waived due to the low rate environment. The increase in credit card fees was primarily reflective of increased client utilization of our credit card products and custom payment solutions provided to new and existing clients, partially offset by higher rebate/rewards expense.
Noninterest expense increased by $77.0 million in 2017, due primarily to increased expenses for compensation and benefits and professional services. Compensation and benefits expenses increased as a result of higher salaries and wages expenses, higher incentive compensation and higher other employee compensation and benefits. The increase in GCB salaries and wages expenses was due primarily to an increase in the average number of FTEs at GCB, which increased by 89 to 1,839 FTEs in 2017, compared to 1,750 FTEs in 2016. The increase in GCB incentive compensation expense was due to our strong 2017 full-year performance. Professional services expense also increased in 2017 and was primarily related to enhancements in our regulatory, risk management and compliance infrastructure to support our growth both domestically and globally as well as investments made in projects, systems and technology to support our revenue growth and related initiatives and other operating costs.
SVB Private Bank

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Net interest income	$64,902	$58,131	11.6%	$53,582	8.5%
Provision for credit losses	(3,339)	(4,386)	(23.9)	(1,812)	142.1
Noninterest income	2,281	2,175	4.9	2,713	(19.8)
Noninterest expense	(25,064)	(17,693)	41.7	(12,379)	42.9
Income before income tax expense	$38,780	$38,227	1.4	$42,104	(9.2)
Total average loans, net of unearned income	$2,850,271	$2,423,078	17.6	$2,025,381	19.6
Total average assets	2,546,904	2,449,763	4.0	2,047,513	19.6
Total average deposits	1,502,308	1,303,542	15.2	1,133,425	15.0
Income before income tax expense from SVB Private Bank increased to $38.8 million in 2018, compared to $38.2 million in 2017. Income before income tax expense was $42.1 million in 2016. The key drivers of SVB Private Bank's performance are discussed below:
2018 compared to 2017
Net interest income increased by $6.8 million in 2018, due primarily to an increase in loan interest income from an increase in average loan balances and higher loan yields.
Noninterest expense increased by $7.4 million in 2018, primarily as a result of higher salaries and wages expenses as we continue to increase the number of average FTEs at SVB Private Bank, which increased by 16 to 67 FTEs in 2018, compared to 51 FTEs in 2017, and due to higher incentive compensation reflective of our strong 2018 full-year performance.
2017 compared to 2016
Net interest income increased by $4.5 million in 2017, due primarily to an increase in loan interest income from an increase in average loan balances and higher loan yields.
Noninterest expense increased by $5.3 million in 2017, primarily as a result of higher salaries and wages expenses as we increased the number of FTEs at SVB Private Bank, and due to higher incentive compensation reflective of our 2017 full-year performance.

SVB Capital

	Year ended December 31,
(Dollars in thousands)	2018	2017	% Change 2018/2017	2016	% Change 2017/2016
Net interest income (expense)	$23	$48	(52.1)%	$(49)	(198.0)%
Noninterest income	101,181	58,992	71.5	49,365	19.5
Noninterest expense	(22,792)	(19,340)	17.8	(15,546)	24.4
Income before income tax expense	$78,412	$39,700	97.5	$33,770	17.6
Total average assets	$380,543	$325,939	16.8	$338,848	(3.8)

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
Income before income tax expense from SVB Capital was $78.4 million in 2018, compared to $39.7 million in 2017 and $33.8 million in 2016. The key drivers of SVB Capital's performance are discussed below:
2018 compared to 2017
Noninterest income increased $42.2 million to $101.2 million in 2018 reflective of higher net gains on investment securities and fund management fees compared to 2017. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $69.8 million in 2018, compared to net gains of $35.8 million in 2017. The net gains on investment securities of $69.8 million in 2018 were related to net unrealized valuation increases in both private and public company investments held in our strategic venture capital funds as well as in our managed funds of funds portfolio driven by IPO and M&A activity in 2018, and

•	Fund management fees of $23.0 million for 2018, compared to $21.2 million in 2017.
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
Consolidated Financial Condition
Our total assets were $56.9 billion at December 31, 2018, $51.2 billion at December 31, 2017 and $44.7 billion at December 31, 2016. Refer below to a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $3.6 billion at December 31, 2018, an increase of $0.7 billion, or 22.2 percent, compared to $2.9 billion at December 31, 2017. As of December 31, 2018, $1.7 billion of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $1.2 billion. As of December 31, 2017, $0.6 billion, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $1.1 billion.

Investment Securities
Investment securities totaled $24.2 billion at December 31, 2018, a decrease of $0.2 billion, or 0.9 percent, compared to $24.4 billion at December 31, 2017, which increased by $2.7 billion or 12.8 percent, compared to $21.7 billion at December 31, 2016. Our investment securities portfolio consists primarily of: (i) an AFS securities portfolio and a HTM securities portfolio, both of which consist of interest-earning fixed income investment securities; and (ii) a non-marketable and other equity securities portfolio, which represents primarily investments managed as part of our funds management business as well as public equity securities held as a result of exercised equity warrant assets. The major components of the change are explained below.
The following table presents a profile of our investment securities portfolio at December 31, 2018, 2017 and 2016:

	December 31,
(Dollars in thousands)	2018	2017	2016
Available-for-sale securities, at fair value:
U.S. Treasury securities	$4,738,258	$6,840,502	$8,909,491
U.S. agency debentures	1,084,117	1,567,128	2,078,375
Foreign government debt securities	5,812	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,880,218	2,267,035	1,152,665
Agency-issued collateralized mortgage obligations—variable rate	81,638	373,730	474,283
Equity securities	—	72,269	5,597
Total available-for-sale securities	7,790,043	11,120,664	12,620,411
Held-to-maturity securities, at amortized cost:
U.S. agency debentures	640,990	659,979	622,445
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	8,103,638	6,304,969	2,896,179
Agency-issued collateralized mortgage obligations—fixed rate	2,183,204	2,829,979	3,362,598
Agency-issued collateralized mortgage obligations—variable rate	214,483	255,782	312,665
Agency-issued commercial mortgage-backed securities	2,769,706	1,868,985	1,151,363
Municipal bonds and notes	1,575,421	743,761	81,748
Total held-to-maturity securities	15,487,442	12,663,455	8,426,998
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	118,333	128,111	143,689
Unconsolidated venture capital and private equity fund investments	201,098	98,548	114,606
Other investments without a readily determinable fair value	25,668	27,680	27,700
Other equity securities in public companies (fair value accounting)	20,398	310	753
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	129,485	89,809	82,823
Debt funds	5,826	21,183	17,020
Other investments	121,721	111,198	123,514
Investments in qualified affordable housing projects, net	318,575	174,214	112,447
Total non-marketable and other equity securities	941,104	651,053	622,552
Total investment securities	$24,218,589	$24,435,172	$21,669,961

Available-for-Sale Securities
Period-end AFS securities were $7.8 billion at December 31, 2018, compared to $11.1 billion at December 31, 2017, and $12.6 billion at December 31, 2016. The decrease of $3.3 billion in 2018 was primarily due to $3.4 billion in paydowns, scheduled maturities and called maturities and sales of $0.5 billion of U.S. Treasury notes and agency backed collateralized mortgage obligations, partially offset by purchases of new investments of $0.7 billion. Securities classified as available-for-sale are carried at fair value with changes in fair value recorded as unrealized gains or losses in a separate component of stockholders' equity.
Period-end AFS securities at December 31, 2017 decreased $1.5 billion compared to 2016 primarily due to $3.3 billion in paydowns, scheduled maturities and called maturities and sales of $0.6 billion of agency backed collateralized mortgage obligations, partially offset by purchases of new investments of $2.4 billion. The paydowns, scheduled maturities and called maturities of $3.3 billion were comprised of $3.2 billion of fixed-rate securities and $0.1 billion in variable-rate securities. The purchases of new investments of $2.4 billion were primarily comprised of agency backed mortgage securities and U.S. Treasury securities.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as AFS as of December 31, 2018. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities and U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	December 31, 2018
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$4,738,258	1.81%	$1,765,333	1.47%	$2,524,484	1.85%	$448,441	2.95%	$—	—%
U.S. agency debentures	1,084,117	1.83	665,750	1.49	418,367	2.36	—	—	—	—
Foreign government debt securities	5,812	(0.65)	—	—	5,812	(0.65)	—	—	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	1,880,218	2.59	—	—	—	—	16,030	2.76	1,864,188	2.58
Agency-issued collateralized mortgage obligations - variable rate	81,638	0.73	—	—	—	—	—	—	81,638	0.73
Total	$7,790,043	1.99	$2,431,083	1.48	$2,948,663	1.92	$464,471	2.94	$1,945,826	2.51

Held-to-Maturity Securities
Period-end HTM securities were $15.5 billion at December 31, 2018, an increase of $2.8 billion, or 22.3 percent, compared to $12.7 billion at December 31, 2017. The increase was due to new purchases of $4.7 billion, with $3.9 billion of agency backed mortgage securities purchases and $0.8 billion of municipal bond purchases, partially offset by $1.9 billion in portfolio paydowns and maturities.
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
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as HTM as of December 31, 2018. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	December 31, 2018
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. agency debentures	$640,990	2.65%	$—	—%	$104,550	2.63%	$536,440	2.66%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	8,103,638	2.88	—	—	155,257	2.06	885,622	2.48	7,062,759	2.95
Agency-issued collateralized mortgage obligations - fixed rate	2,183,204	1.78	—	—	—	—	483,043	1.59	1,700,161	1.83
Agency-issued collateralized mortgage obligations - variable rate	214,483	0.74	—	—	—	—	—	—	214,483	0.74
Agency-issued commercial mortgage-backed securities	2,769,706	2.99	—	—	—	—	—	—	2,769,706	2.99
Municipal bonds and notes	1,575,421	3.60	9,725	2.80	75,379	2.06	307,184	2.73	1,183,133	3.94
Total	$15,487,442	2.78	$9,725	2.80	$335,186	2.24	$2,212,289	2.36	$12,930,242	2.87
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At December 31, 2018, our estimated fixed income securities portfolio weighted-average duration was 3.8 years, compared to 3.0 and 2.5 years at December 31, 2017 and 2016, respectively.

Non-Marketable and Other Equity Securities
Non-marketable and other equity securities were $941.1 million at December 31, 2018, an increase of $290.0 million, or 44.6 percent, compared to $651.1 million at December 31, 2017, which increased by $28.5 million, or 4.6 percent, compared to $622.6 million at December 31, 2016. Included in our non-marketable and other equity securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate certain SVB Capital funds, even though we may own less than 100 percent of such entities. See below for a summary of the carrying value (as reported) of non-marketable and other equity securities compared to the amounts attributable to SVBFG.
The increase in non-marketable and other equity securities of $290.0 million in 2018 was related primarily to new investments and the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which required equity investments (except those accounted for under the equity method of accounting) to be measured at fair value and eliminated the cost method of accounting. As part of this adoption we recorded an adjustment to opening retained earnings for cost method investments measured at NAV and increased the carrying value of our unconsolidated venture capital and private equity fund investments by $103.1 million. Additionally, we increased our investments in qualified affordable housing projects by $144.4 million, net of amortization.
The increase in non-marketable and other equity securities of $28.5 million in 2017 was related primarily to a $61.8 million net increase in investments in our qualified affordable housing projects portfolio, offset by sales of, and distributions in, our strategic and other investments.
The following table summarizes the carrying value (as reported) of non-marketable and other equity securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at December 31, 2018, 2017 and 2016:

	December 31,
	2018		2017		2016
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$118,333	$30,235	$128,111	$33,044	$143,689	$40,682
Unconsolidated venture capital and private equity fund investments (2)	201,098	201,098	98,548	98,548	114,606	114,606
Other investments without a readily determinable fair value (3)	25,668	25,668	27,680	27,680	27,700	27,700
Other equity securities in public companies (fair value accounting) (4)	20,398	20,098	310	103	753	138
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	129,485	82,921	89,809	64,675	82,823	64,030
Debt funds	5,826	5,826	21,183	21,183	17,020	17,020
Other investments	121,721	121,721	111,198	111,198	123,514	123,514
Investments in qualified affordable housing projects, net	318,575	318,575	174,214	174,214	112,447	112,447
Total non-marketable and other equity securities	$941,104	$806,142	$651,053	$530,645	$622,552	$500,137

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2018, 2017 and 2016:

	December 31,
	2018		2017		2016
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$12,452	$1,564	$14,673	$1,843	$18,459	$2,319
Capital Preferred Return Fund, LP	53,957	11,629	54,147	11,670	57,627	12,420
Growth Partners, LP	50,845	16,927	58,372	19,432	59,718	19,880
Other private equity funds (i)	—	—	—	—	5,845	5,845
CP I, LP	1,079	115	919	99	2,040	218
Total consolidated venture capital and private equity fund investments	$118,333	$30,235	$128,111	$33,044	$143,689	$40,682

(i)	On January 3, 2017, the other private equity fund was closed resulting in an immaterial impact on the Company's financial statements.

(2)
The carrying values represented investments in 213 and 235 funds (primarily venture capital funds) at December 31, 2018 and December 31, 2017, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. Effective January 1, 2018, we adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities which eliminated the concept of cost method accounting. On a prospective basis, we will carry our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the investments. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example June 30th, for our September 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. We recorded a cumulative adjustment to opening retained earnings on January 1, 2018 for the difference between fair value and cost for these fund investments. The estimated fair value and carrying value of these venture capital and private equity fund investments was $201.1 million as of December 31, 2018. As of December 31, 2017, these investments were carried at cost and had a carrying value of $98.5 million.

(3)
Effective January 1, 2018, we adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which eliminated the concept of cost method accounting. On a prospective basis, we will report our other investments in the line item "Other investments without a readily determinable fair value." These investments include direct equity investments in private companies. The carrying value is based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, financing transactions subsequent to the acquisition of the investment and a discount for certain investments that have lock-up restrictions or other features that indicate a discount to fair value is warranted. For further details on the carrying value of these investments refer to Note 8—“Investment Securities" of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

(4)
Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct equity investments in public companies held by our consolidated funds. Effective January 1, 2018 we adopted ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity securities to be measured at fair value with changes in the fair value recognized through net income. Prior to January 1, 2018, we reported equity securities in public companies that we held as a result of exercising public equity warrant assets in available-for-sale securities. On a prospective basis, these equity securities will be reported in non-marketable and other equity securities.

(5)	The following table shows the carrying value and our ownership percentage of each investment at December 31, 2018 and 2017 (equity method accounting):

	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$4,670	$4,366	$6,342	$5,971	$7,720	$7,366
Strategic Investors Fund III, LP	17,396	14,059	18,758	15,211	20,449	17,036
Strategic Investors Fund IV, LP	28,974	24,388	25,551	21,739	24,530	21,504
Strategic Investors Fund V funds	28,189	14,799	16,856	8,849	12,029	6,326
CP II, LP (i)	7,122	4,308	6,700	4,056	7,798	4,871
Other venture capital and private equity fund investments	43,134	21,001	15,602	8,849	10,297	6,927
Total venture capital and private equity fund investments	$129,485	$82,921	$89,809	$64,675	$82,823	$64,030
Debt funds:
Gold Hill Capital 2008, LP (ii)	$3,901	$3,901	$18,690	$18,690	$13,557	$13,557
Other debt funds	1,925	1,925	2,493	2,493	3,463	3,463
Total debt funds	$5,826	$5,826	$21,183	$21,183	$17,020	$17,020
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$76,412	$76,412	$75,337	$75,337	$75,296	$75,296
Other investments	45,309	45,309	35,861	35,861	48,218	48,218
Total other investments	$121,721	$121,721	$111,198	$111,198	$123,514	$123,514

(i)	Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.

(ii)	Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.
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
As implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Volcker Rule prohibits, subject to certain exceptions, a banking entity, such as the Company, from sponsoring or investing in covered funds, defined to include many venture capital and private equity funds. As noted above, the Company currently maintains certain investments deemed to be prohibited investments in “illiquid” covered funds, which are now covered under the approved extension. As of December 31, 2018, such prohibited investments had an estimated aggregate carrying value and fair value of approximately $247 million. (For more information about the Volcker Rule, see "Business - Supervision and Regulatory - Proprietary Trading and Certain Relationships with Hedge Funds and Private Equity Funds" under Part I, Item I of this report.)
Loans
The following table details the composition of the loan portfolio, net of unearned income, as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial loans:
Software/internet (1)	$6,154,755	$6,172,531	$5,627,031	$5,437,915	$4,954,676
Hardware (1)	1,234,557	1,193,599	1,180,398	1,071,528	1,131,006
Private equity/venture capital	14,110,560	9,952,377	7,691,148	5,467,577	4,582,906
Life science/healthcare (1)	2,385,612	1,808,827	1,853,004	1,710,642	1,289,904
Premium wine	249,266	204,105	200,156	201,175	187,568
Other (1)	321,978	365,724	393,551	312,278	234,551
Total commercial loans	24,456,728	19,697,163	16,945,288	14,201,115	12,380,611
Real estate secured loans:
Premium wine (2)	710,397	669,053	678,166	646,120	606,753
Consumer loans (3)	2,612,971	2,300,506	1,926,968	1,544,440	1,118,115
Other	40,435	42,068	43,487	44,830	39,651
Total real estate secured loans	3,363,803	3,011,627	2,648,621	2,235,390	1,764,519
Construction loans (4)	97,077	68,546	64,671	78,682	78,626
Consumer loans	420,672	328,980	241,364	226,883	160,520
Total loans, net of unearned income (5)(6)	$28,338,280	$23,106,316	$19,899,944	$16,742,070	$14,384,276

(1)
Due to the diverse nature of energy and resource innovation products and services, for our loan-related reporting purposes, ERI-related loans are reported under our software/internet, hardware, life science/healthcare and other commercial loan categories, as applicable.

(2)
Included in our premium wine portfolio are gross construction loans of $99 million, $100 million, $110 million, $121 million and $112 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(3)	Consumer loans secured by real estate at December 31, 2018, 2017, 2016, 2015 and 2014 were comprised of the following:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Loans for personal residence	$2,251,292	$1,995,840	$1,655,349	$1,312,818	$918,629
Loans to eligible employees	290,194	243,118	199,291	156,001	133,568
Home equity lines of credit	71,485	61,548	72,328	75,621	65,918
Consumer loans secured by real estate	$2,612,971	$2,300,506	$1,926,968	$1,544,440	$1,118,115

(4)	Construction loans consist of qualified affordable housing project loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.

(5)	Unearned income, net of deferred costs, was $173 million, $148 million, $125 million, $115 million and $104 million in 2018, 2017, 2016, 2015 and 2014, respectively.

(6)
Included within our total loan portfolio are credit card loans of $335 million, $270 million, $224 million, $177 million, and$131 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively, and primarily represent corporate credit cards.

Both commercial and consumer loans increased from December 31, 2017 to December 31, 2018 with the largest increases coming from our private equity/venture capital, life science/healthcare and consumer real estate industry segments. The growth from our private equity/venture capital clients increase due to increased utilization from our capital call lines of credit and the growth in our life science/healthcare segment was reflective primarily of healthy new client acquisition. The growth in our consumer real estate came primarily from our SVB Private Bank.

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

	December 31,
	2018		2017
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software/internet	$6,209,978	21.8%	$6,232,725	26.8%
Hardware	1,245,800	4.4	1,200,900	5.2
Private equity/venture capital	14,118,132	49.5	9,961,121	42.8
Life science/healthcare	2,461,076	8.6	1,867,960	8.0
Premium wine	249,316	0.9	204,257	0.9
Other	346,747	1.2	379,431	1.6
Commercial loans	24,631,049	86.4	19,846,394	85.3
Real estate secured loans:
Premium wine	711,237	2.5	670,112	2.9
Consumer loans	2,609,645	9.2	2,297,857	9.9
Other	40,627	0.1	42,230	0.2
Real estate secured loans	3,361,509	11.8	3,010,199	13.0
Construction loans	98,034	0.3	69,108	0.3
Consumer loans	420,720	1.5	328,452	1.4
Total gross loans	$28,511,312	100.0%	$23,254,153	100.0%

The following table provides a summary of gross loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2018:

	December 31, 2018
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software/internet	$1,515,096	$918,647	$1,520,634	$1,221,250	$1,034,351	$6,209,978
Hardware	292,022	152,061	196,763	386,288	218,666	1,245,800
Private equity/venture capital	836,894	1,012,605	2,120,918	2,135,279	8,012,436	14,118,132
Life science/healthcare	273,075	477,046	645,895	410,127	654,933	2,461,076
Premium wine	70,573	55,852	48,656	65,035	9,200	249,316
Other	246,011	18,921	10,911	70,904	—	346,747
Commercial loans	3,233,671	2,635,132	4,543,777	4,288,883	9,929,586	24,631,049
Real estate secured loans:
Premium wine	168,130	173,882	263,093	83,945	22,187	711,237
Consumer loans	2,258,479	239,400	111,766	—	—	2,609,645
Other	7,506	—	33,121	—	—	40,627
Real estate secured loans	2,434,115	413,282	407,980	83,945	22,187	3,361,509
Construction loans	7,076	15,064	75,894	—	—	98,034
Consumer loans	148,391	55,401	51,409	93,690	71,829	420,720
Total gross loans	$5,823,253	$3,118,879	$5,079,060	$4,466,518	$10,023,602	$28,511,312
At December 31, 2018, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $14.5 billion, or 50.8 percent of our portfolio. These loans represented 361 clients, and of these loans, $27.5 million were on nonaccrual status as of December 31, 2018.
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

Investor dependent loans represented a relatively small percentage of our overall portfolio at 11 percent of total gross loans at both December 31, 2018 and December 31, 2017. These loans are made to companies in both our Accelerator (early-stage) and Growth practices. Investor dependent loans typically have modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing selectively, at reduced amounts, or on less favorable terms, which may have an adverse effect on our borrowers' ability to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely that the company would need to be sold to repay the debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

Balance sheet dependent loans, which includes asset-based loans, represented eight percent of total gross loans at December 31, 2018 compared to 10 percent at December 31, 2017. Balance sheet dependent loans are structured to require constant current asset coverage (i.e. cash, cash equivalents, accounts receivable and, to a much lesser extent, inventory) in an amount that exceeds the outstanding debt. These loans are generally made to companies in our Growth and Corporate Finance practices. Our asset-based lending, which includes working capital lines and accounts receivable financing, represented two and one percent of total gross loans as of December 31, 2018 , respectively, and both represented three percent of total gross loans at December 31, 2017. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.

Cash flow dependent loans, which include sponsored buyout lending, represented 16 percent of total gross loans at December 31, 2018, compared to 19 percent of total gross loans at December 31, 2017. Cash flow dependent loans require the borrower to maintain cash flow from operations that is sufficient to service all debt. Borrowers must demonstrate normalized cash flow in excess of all fixed charges associated with operating the business. Sponsored buyout loans represented eight percent of total gross loans at December 31, 2018, compared to nine percent of total gross loans at December 31, 2017. These loans are typically used to assist a select group of experienced private equity sponsors with the acquisition of businesses, are larger in size, and repayment is generally dependent upon the cash flows of the acquired company. The acquired companies are typically established, later-stage businesses of scale and characterized by reasonable levels of leverage and loan structures that include meaningful financial covenants. The sponsor's equity contribution is often 50 percent or more of the acquisition price.

(ii) Private Equity/Venture Capital
We also provide financial services to clients in the private equity/venture capital community. At December 31, 2018, our lending to private equity/venture capital firms and funds represented 50 percent of total gross loans, compared to 43 percent of total gross loans at December 31, 2017. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are often secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(iii) SVB Private Bank
Our SVB Private Bank clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies. Our lending to SVB Private Bank clients represented 11 percent of total gross loans at both December 31, 2018 and December 31, 2017. Many of these clients have mortgages, which represented 86 percent of this portfolio at December 31, 2018; the balance of this portfolio consisted of home equity lines of credit, restricted stock purchase loans, capital call lines of credit, and other secured and unsecured lending.

State Concentrations
Approximately 28 percent and 10 percent of our outstanding total gross loan balances as of December 31, 2018 were to borrowers based in California and New York, respectively, compared to 31 percent and 10 percent as of December 31, 2017. Other than California and New York, there are no states with gross loan balances greater than or equal to 10 percent.

See generally "Risk Factors—Credit Risks" set forth under Part I, Item 1A of this report.

As of December 31, 2018, 93 percent, or $26.4 billion, of our outstanding total gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 91 percent, or $21.2 billion, as of December 31, 2017. The following table sets forth the remaining contractual maturity distribution of our gross loans by industry sector at December 31, 2018, for fixed and variable rate loans:

	Remaining Contractual Maturity of Gross Loans
(Dollars in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed-rate loans:
Commercial loans:
Software/internet	$288,771	$262,689	$11,879	$563,339
Hardware	61,464	44,566	—	106,030
Private equity/venture capital	11,737	7,905	10,913	30,555
Life science/healthcare	42,704	57,274	—	99,978
Premium wine	2,872	9,569	5,597	18,038
Other	260,241	—	—	260,241
Total commercial loans	667,789	382,003	28,389	1,078,181
Real estate secured loans:
Premium wine	33,529	217,657	355,845	607,031
Consumer loans	—	7,925	266,559	274,484
Other	—	22,426	18,201	40,627
Total real estate secured loans	33,529	248,008	640,605	922,142
Construction loans	63,072	28,274	6,690	98,036
Consumer loans	698	4,738	—	5,436
Total fixed-rate loans	$765,088	$663,023	$675,684	$2,103,795

Variable-rate loans:
Commercial loans:
Software/internet	$1,412,873	$4,153,715	$80,051	$5,646,639
Hardware	227,272	782,272	130,226	1,139,770
Private equity/venture capital	13,389,154	641,903	56,520	14,087,577
Life science/healthcare	110,377	2,203,925	46,796	2,361,098
Premium wine	171,865	58,325	1,089	231,279
Other	25,168	61,336	—	86,504
Total commercial loans	15,336,709	7,901,476	314,682	23,552,867
Real estate secured loans:
Premium wine	9,034	46,428	48,743	104,205
Consumer loans	1,300	8,582	2,325,279	2,335,161
Other	—	—	—	—
Total real estate secured loans	10,334	55,010	2,374,022	2,439,366
Construction loans	—	—	—	—
Consumer loans	138,492	171,213	105,579	415,284
Total variable-rate loans	15,485,535	8,127,699	2,794,283	26,407,517
Total gross loans	$16,250,623	$8,790,722	$3,469,967	$28,511,312
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
Credit Quality Indicators
As of both December 31, 2018 and December 31, 2017, our total criticized loans and impaired loans represented four percent of our total gross loans. Criticized loans and impaired loans to early-stage clients represented 19 percent and 22 percent of our total criticized loans and impaired loan balances at December 31, 2018 and December 31, 2017, respectively. Loans to early-stage clients represent a relatively small percentage of our overall portfolio at six percent of total gross loans at both December 31, 2018 and December 31, 2017. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.

Credit Quality and Allowance for Loan Losses
The following table presents a summary of the activity for the allowance for loan losses as of the five most recent year-ends:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses, beginning balance	$255,024	$225,366	$217,613	$165,359	$142,886
Charge-offs:
Commercial loans:
Software/internet	(42,315)	(45,012)	(68,784)	(33,246)	(21,031)
Hardware	(16,148)	(10,414)	(13,233)	(5,145)	(15,265)
Venture capital/private equity	(112)	(323)	—	—	—
Life science/healthcare	(6,662)	(8,210)	(9,693)	(7,291)	(2,951)
Premium wine	—	—	—	—	(35)
Other	(2,391)	(1,156)	(5,045)	(4,990)	(3,886)
Total commercial loans	(67,628)	(65,115)	(96,755)	(50,672)	(43,168)
Consumer loans	(289)	(1,567)	(102)	(296)	—
Total charge-offs	(67,917)	(66,682)	(96,857)	(50,968)	(43,168)
Recoveries:
Commercial loans:
Software/internet	5,664	4,649	7,278	1,621	1,425
Hardware	1,849	487	1,667	3,332	2,238
Venture capital/private equity	13	—	—	—	—
Life science/healthcare	348	189	1,129	277	374
Premium wine	—	—	—	7	240
Other	3,275	1,850	1,880	809	1,748
Total commercial loans	11,149	7,175	11,954	6,046	6,025
Consumer loans	487	1,363	258	163	379
Total recoveries	11,636	8,538	12,212	6,209	6,404
Provision for loan losses	84,292	85,939	95,697	97,629	59,486
Foreign currency translation adjustments	(2,132)	1,863	(3,299)	(616)	(249)
Allowance for loan losses, ending balance	$280,903	$255,024	$225,366	$217,613	$165,359
In 2018, total charge-offs increased to $67.9 million compared to $66.7 million in 2017. Gross loan charge-offs in 2018 came primarily from our software/internet and hardware loan portfolios and consisted primarily of early-stage clients.

The following table summarizes the allocation of the allowance for loan losses among specific classes of loans as of the five most recent year-ends:

	December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	ALLL Amount	Percent of Total Loans (1)	ALLL Amount	Percent of Total Loans (1)	ALLL Amount	Percent of Total Loans (1)	ALLL Amount	Percent of Total Loans (1)	ALLL Amount	Percent of Total Loans (1)
Commercial loans:
Software/internet	$103,567	21.8%	$96,104	26.8%	$97,388	28.3%	$103,045	32.5%	$80,981	34.5%
Hardware	19,725	4.4	27,614	5.2	31,166	5.9	23,085	6.4	25,860	7.9
Private equity/venture capital	98,581	49.5	82,468	42.8	50,299	38.7	35,282	32.7	27,997	31.9
Life science/healthcare	32,180	8.6	24,924	8.0	25,446	9.3	36,576	10.2	15,208	9.0
Premium wine	3,355	3.4	3,532	3.8	4,115	4.5	5,205	5.1	4,473	5.5
Other	3,558	1.7	3,941	2.1	4,768	2.5	4,252	2.6	3,253	2.4
Total commercial loans	260,966	89.4	238,583	88.7	213,182	89.2	207,445	89.5	157,772	91.2
Consumer loans	19,937	10.6	16,441	11.3	12,184	10.8	10,168	10.5	7,587	8.8
Total	$280,903	100.0%	$255,024	100.0%	$225,366	100.0%	$217,613	100.0%	$165,359	100.0%

(1)	Represents loan balances as a percentage of total gross loans at each respective year-end.

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

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Gross nonperforming, past due, and restructured loans:
Nonaccrual loans	$94,142	$119,259	$118,979	$123,392	$38,137
Loans past due 90 days or more still accruing interest	1,964	191	33	—	1,302
Total nonperforming loans	96,106	119,450	119,012	123,392	39,439
OREO and other foreclosed assets	—	—	—	—	561
Total nonperforming assets	$96,106	$119,450	$119,012	$123,392	$40,000
Performing TDRs	$31,639	$71,468	$33,732	$10,635	$587
Nonperforming loans as a percentage of total gross loans	0.34%	0.51%	0.59%	0.73%	0.27%
Nonperforming assets as a percentage of total assets	0.17	0.23	0.27	0.28	0.10
Allowance for loan losses	$280,903	$255,024	$225,366	$217,613	$165,359
As a percentage of total gross loans	0.99%	1.10%	1.13%	1.29%	1.14%
As a percentage of total gross nonperforming loans	292.28	213.50	189.36	176.36	419.28
Allowance for loan losses for nonaccrual loans	$37,941	$41,793	$37,277	$51,844	$15,051
As a percentage of total gross loans	0.13%	0.18%	0.19%	0.31%	0.10%
As a percentage of total gross nonperforming loans	39.48	34.99	31.32	42.02	38.16
Allowance for loan losses for total gross performing loans	$242,962	$213,231	$188,089	$165,769	$150,308
As a percentage of total gross loans	0.85%	0.92%	0.94%	0.98%	1.04%
As a percentage of total gross performing loans	0.86	0.92	0.94	0.99	1.04
Total gross loans	$28,511,312	$23,254,153	$20,024,662	$16,857,131	$14,488,766
Total gross performing loans	28,415,206	23,134,703	19,905,650	16,733,739	14,449,327
Allowance for unfunded credit commitments (1)	55,183	51,770	45,265	34,415	36,419
As a percentage of total unfunded credit commitments	0.29%	0.30%	0.27%	0.22%	0.25%
Total unfunded credit commitments (2)	$18,913,021	$17,462,537	$16,743,196	$15,614,359	$14,705,785

(1)
The “allowance for unfunded credit commitments” is included as a component of other liabilities and any provision is included in the "Provision for credit losses" in the statement of income. See “Provision for Credit Losses” for a discussion of the changes to the allowance.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans decreased 11 basis points to 0.99 percent at December 31, 2018, compared to 1.10 percent at December 31, 2017. The decrease was reflective of a six basis point decrease in the reserves for gross performing loans and a five basis point decrease in the reserves for nonaccrual loans. Our reserve percentage for performing loans as a percentage of total gross performing loans decreased to 0.86 percent at December 31, 2018, compared to 0.92 percent at December 31, 2017, reflective of the continued shift in the mix of our overall loan portfolio to our higher quality private equity/venture capital loan portfolio. Our reserve percentage for nonaccrual loans as a percentage of total gross loans decreased to 0.13 percent at December 31, 2018, compared to 0.18 percent at December 31, 2017, primarily as a result of charge-offs of previously reserved nonaccrual loans.

Nonaccrual Loans
The following table presents a detailed composition of nonaccrual loans by industry sector as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial loans:
Software/internet	$66,781	$78,860	$76,605	$77,545	$33,287
Hardware	1,256	16,185	6,581	430	2,521
Private equity/venture capital	3,700	658	—	—	—
Life science/healthcare	17,791	20,520	31,783	44,107	475
Premium wine	284	401	491	1,167	1,304
Other	411	32	403	—	233
Total commercial loans	90,223	116,656	115,863	123,249	37,820
Consumer loans:
Real estate secured loans	3,919	2,181	1,504	143	192
Other consumer loans	—	422	1,612	—	125
Total consumer loans	3,919	2,603	3,116	143	317
Total nonaccrual loans	$94,142	$119,259	$118,979	$123,392	$38,137
The following table presents a summary of changes in nonaccrual loans for the years ended December 31, 2018 and 2017:

	Year ended December 31,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$119,259	$118,979
Additions	85,499	102,183
Paydowns	(66,660)	(46,825)
Charge-offs	(43,857)	(55,076)
Other reductions	(99)	(2)
Balance, end of period	$94,142	$119,259
Our nonaccrual loan balance decreased $25.2 million to $94.1 million at December 31, 2018, compared to $119.3 million at December 31, 2017. The $25.2 million decrease was primarily attributable to our hardware and software/internet loan portfolios. Our hardware nonaccrual loan portfolio decreased $14.9 million primarily due to a $10.7 million charge-off for one client in our Growth practice. Our software/internet nonaccrual loan portfolio decreased $12.1 million primarily due to paydowns of $6.7 million for one client in our Growth practice and a $7.2 million decrease for one sponsored buyout loan primarily due to partial charge-offs during 2018.
Our nonaccrual loans as of December 31, 2018 included $73.1 million from five clients (three software/internet clients represented $56.0 million and two life science/healthcare clients represented $17.1 million). Two of these loans are sponsored buyout loans that were added to our nonaccrual portfolio in 2015, another is a Corporate Finance client that was added during 2016 and two are new nonaccrual loans added during 2018 in our Growth practice. The total credit exposure for these five largest nonaccrual loans was $73.4 million as of December 31, 2018, for which we have specifically reserved $28.0 million.
Average nonaccrual loans for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 were $117.1 million, $123.8 million, $108.7 million, $80.3 million, and $24.5 million, respectively. The decrease in average nonaccrual loans was attributable to the decrease in nonaccrual loans from our software/internet and hardware loan portfolio related to charge-offs and paydowns for the three clients mentioned above. If the nonaccrual loans for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 had not been nonperforming, $7.4 million, $7.7 million, $4.6 million, $4.5 million, and $1.2 million, respectively, in interest income would have been recorded.

Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at December 31, 2018 and 2017 is as follows:

	December 31,
(Dollars in thousands)	2018	2017	% Change
Derivative assets (1)	$258,139	$232,152	11.2%
Foreign exchange spot contract assets, gross	152,268	208,738	(27.1)
Accrued interest receivable	197,927	141,773	39.6
Net deferred tax assets	65,433	63,845	2.5
FHLB and Federal Reserve Bank stock	58,878	60,020	(1.9)
Accounts receivable	55,807	55,946	(0.2)
Other assets	162,809	113,772	43.1
Total accrued interest receivable and other assets	$951,261	$876,246	8.6

(1)	See “Derivatives” section below.

Foreign Exchange Spot Contract Assets
The decrease of $56.5 million in foreign exchange spot contract assets was due to a lower number of unsettled client trades at December 31, 2018 as compared to December 31, 2017.
Accrued Interest Receivable
The increase of $56.2 million in accrued interest receivable was primarily reflective of the strong growth of our loans. Period-end loan balances were $28.3 billion, an increase of $5.2 billion, or 22.6 percent, as compared to December 31, 2017.
Other Assets
Other assets includes various asset amounts for other operational transactions. The increase of $49.0 million was primarily due to a $24.7 million increase in current tax receivable due to the payment in excess of the current quarter's tax provision. Prepaid assets also increased $18.1 million primarily due to the annual timing of prepaid software agreement renewals.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities at December 31, 2018 and 2017:

	December 31,
(Dollars in thousands)	2018	2017	% Change
Assets:
Equity warrant assets	$149,238	$123,763	20.6%
Foreign exchange forward and option contracts	100,402	96,636	3.9
Client interest rate derivatives	8,499	11,753	(27.7)
Total derivatives assets	$258,139	$232,152	11.2
Liabilities:
Foreign exchange forward and option contracts	$88,559	$96,641	(8.4)
Client interest rate derivatives	9,491	11,940	(20.5)
Total derivatives liabilities	$98,050	$108,581	(9.7)
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At December 31, 2018, we held warrants in 2,095 companies, compared to 1,868 companies at December 31, 2017. Warrants in 18 companies each had values greater than $1.0 million and collectively represented $46.9 million, or 31.4 percent, of the fair value of the total warrant portfolio. The change in fair value of equity warrant assets is recorded in gains on equity warrant assets, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for the years ended December 31, 2018 and 2017:

	Year ended December 31,
(Dollars in thousands)	2018	2017
Balance, beginning of period	$123,763	$131,123
New equity warrant assets	18,021	15,201
Non-cash increases in fair value	36,920	10,702
Exercised equity warrant assets	(23,502)	(28,841)
Terminated equity warrant assets	(5,964)	(4,422)
Balance, end of period	$149,238	$123,763
Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients' need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item "Other" as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts, net of cash collateral, was $20.7 million at December 31, 2018 and $65.6 million at December 31, 2017. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 13—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts, net of cash collateral, was $8.7 million at December 31, 2018 and $11.7 million at December 31, 2017. For information on our client interest rate derivatives, refer to Note 13—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Deposits
The following table presents the composition of our deposits as of December 31, 2018, 2017 and 2016:

	December 31,
(Dollars in thousands)	2018	2017	2016
Noninterest-bearing demand	$39,103,422	$36,655,497	$31,975,457
Interest bearing checking and savings accounts	648,468	556,121	375,710
Money market	7,498,205	5,975,220	5,331,054
Money market deposits in foreign offices	152,781	111,201	107,657
Sweep deposits in foreign offices	1,875,298	908,890	1,133,872
Time	50,726	47,146	56,118
Total deposits	$49,328,900	$44,254,075	$38,979,868

The increase in deposits of $5.1 billion in 2018 was driven primarily by a healthy equity funding environment across a majority of our market segments with robust activities in the IPO and secondary public offering markets as well as strong new client acquisition. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. Approximately 16 percent, 14 percent and 12 percent of our total deposits at December 31, 2018, 2017 and 2016, respectively, were from our clients in Asia.

The increase in deposits of $5.3 billion in 2017 was driven primarily by increases in our noninterest-bearing demand and money market deposits with growth in our private equity/venture capital and China market segment portfolios.
At December 31, 2018, 21 percent of our total deposits were interest-bearing deposits, compared to 17 percent at December 31, 2017 and 18 percent at December 31, 2016.
At December 31, 2018, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $46 million, compared to $41 million at December 31, 2017 and $61 million at December 31, 2016. At December 31, 2018, all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. The maturity profile of our time deposits as of December 31, 2018 is as follows:

	December 31, 2018
(Dollars in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, $100,000 and over	$28,338	$2,158	$15,500	$—	$45,996
Other time deposits	2,861	639	1,230	—	4,730
Total time deposits	$31,199	$2,797	$16,730	$—	$50,726
Short-Term Borrowings
The following table summarizes our short-term borrowings that mature in one month or less:

	December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term FHLB advances	$300,000	2.54%	$700,000	1.37%	$500,000	0.59%
Federal funds purchased	—	—	330,000	1.45	—	—
Securities sold under agreement to repurchase	319,414	2.70	—	—	—	—
Other short-term borrowings	11,998	2.39	3,730	1.33	12,668	0.57
Total short-term borrowings	$631,412	2.62	$1,033,730	1.39	$512,668	0.59
We had $0.6 billion in short-term borrowings at December 31, 2018, compared to $1.0 billion at December 31, 2017. As of December 31, 2018, short-term debt included $0.3 billion in advances from the FHLB and $0.3 billion in securities sold under an agreement to repurchase. For more information on our short-term debt, see Note 12—“Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

Average daily balances and maximum month-end balances for our short-term borrowings in 2018, 2017 and 2016 were as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Average daily balances:
Short-term FHLB advances	$424,384	$36,712	$147,716
Federal Funds purchased (1)	44,164	7,529	5,844
Securities sold under agreements to repurchase	164,938	—	63,464
Other short-term borrowings (2)	10,400	4,264	3,227
Total average short-term borrowings	$643,886	$48,505	$220,251
Weighted average interest rate during the year:
Short-term FHLB advances	0.22%	1.02%	0.42%
Federal Funds purchased	8.86	1.36	0.44
Securities sold under agreements to repurchase	5.76	—	0.49
Other short-term borrowings	2.30	1.55	0.28
Maximum month-end balances:
Short-term FHLB advances	$2,250,000	$700,000	$750,000
Federal Funds purchased	490,000	330,000	150,000
Securities sold under agreements to repurchase	394,592	—	304,000
Other short-term borrowings	19,770	8,470	15,082

(1)	As part of our liquidity risk management practices, we periodically test availability and access to overnight borrowings in the Federal Funds market. These balances represent short-term borrowings.

(2)	Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.
Long-Term Debt
The following table represents outstanding long-term debt at December 31, 2018, 2017 and 2016:

	Principal value at December 31, 2018	December 31,
(Dollars in thousands)		2018	2017	2016
3.50% Senior Notes	$350,000	$347,639	$347,303	$346,979
5.375% Senior Notes	350,000	348,826	348,189	347,586
6.05% Subordinated Notes	—	—	—	46,646
7.0% Junior Subordinated Debentures	—	—	—	54,493
Total long-term debt	$700,000	$696,465	$695,492	$795,704
As of December 31, 2018, long-term debt included our 3.50% Senior Notes and 5.375% Senior Notes. For more information on our long-term debt outstanding at December 31, 2018, refer to Note 12—“Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Our 6.05% Subordinated Notes, issued by the Bank, were repaid on June 1, 2017. The interest rate swap agreement relating to this issuance was terminated upon repayment of the notes. On December 21, 2017, we redeemed in full the outstanding aggregate principal amount of $51.5 million of our 7.0% Junior Subordinated Debentures due October 15, 2033, relating to the 7.0% Cumulative Trust Preferred Securities issued by SVB Capital II.

Other Liabilities
A summary of other liabilities at December 31, 2018 and 2017 is as follows:

	December 31,
(Dollars in thousands)	2018	2017	% Change
Foreign exchange spot contract liabilities, gross	$170,355	$202,807	(16.0)%
Accrued compensation	224,405	167,531	33.9
Derivative liabilities (1)	98,050	108,581	(9.7)
Allowance for unfunded credit commitments	55,183	51,770	6.6
Other liabilities	458,366	381,066	20.3
Total other liabilities	$1,006,359	$911,755	10.4

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
The decrease of $32.5 million in foreign exchange spot contract liabilities was due to a lower number of unsettled client trades at December 31, 2018 as compared to December 31, 2017.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The increase of $56.9 million was primarily the result of larger incentive compensation accruals at December 31, 2018 based on our financial performance for 2018 and the increase in period end full-time employees. For a description of our variable compensation plans, refer to Note 17—“Employee Compensation and Benefit Plans” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Other Liabilities
Other liabilities increased $77.3 million to $458.4 million at December 31, 2018, compared to $381.1 million at December 31, 2017, reflective primarily of a $104.8 million net increase in new commitments for our qualified affordable tax credit funds, partially offset by a decrease of $26.3 million in deferred fund management fees for our SVB Capital funds as a result of the adoption of new revenue recognition accounting guidance in the first quarter of 2018.
Noncontrolling Interests
Noncontrolling interests totaled $148.6 million and $139.6 million at December 31, 2018 and 2017, respectively. The increase was due to net income attributable to noncontrolling interests of $37.5 million partially offset by net capital distributions of $28.5 million primarily to investors in our managed funds of funds for the year ended December 31, 2018. For more information, refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

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
Common Stock
On November 13, 2018, the Company announced the Stock Repurchase Program to purchase up to $500 million of our outstanding common stock. Under the Stock Repurchase Program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, availability of funds, and other relevant considerations, as determined by the Company. The Stock Repurchase Program expires on November 15, 2019. From time to time, we may implement a non-discretionary trading plan under Rule 10b5-1 of the Exchange Act, under which we will automatically repurchase shares of our common stock pursuant to a predetermined formula for a specific period of time.
Through December 31, 2018, we repurchased and retired 715,207 shares of our outstanding common stock totaling $147.1 million. At December 31, 2018, $352.9 million remains available to repurchase stock under the Stock Repurchase Program.
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $5.1 billion at December 31, 2018, an increase of $936.4 million, or 22.4 percent compared to $4.2 billion at December 31, 2017. This increase was primarily the result of net income of $973.8 million in 2018, a net increase to equity of $68.8 million related to the adoption of new accounting guidance, and an increase in additional paid-in capital of $64.1 million reflective of the amortization of share-based compensation and the issuance of common stock under our equity incentive plans. These increases were partially offset by a decrease in retained earnings of $147.1 million related to the repurchase of shares of our outstanding common stock under the Stock Repurchase Program.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.

Capital Ratios
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized bank holding company and insured depository institution, respectively, as of December 31, 2018, 2017 and 2016. See Note 21—“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for further information. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized,” are set forth below:

	December 31,			Minimum Ratios under Applicable Regulatory Capital Adequacy Requirements
	2018	2017	2016	“Well Capitalized”	“Adequately Capitalized”
SVB Financial:
CET 1 risk-based capital ratio	13.41%	12.78%	12.80%	6.5%	4.5%
Tier 1 risk-based capital ratio	13.58	12.97	13.26	8.0	6.0
Total risk-based capital ratio	14.45	13.96	14.21	10.0	8.0
Tier 1 leverage ratio	9.06	8.34	8.34	N/A	4.0
Tangible common equity to tangible assets ratio (1)(2)	8.99	8.16	8.15	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	13.28	12.77	12.89	N/A	N/A
Bank:
CET 1 risk-based capital ratio	12.41%	12.06%	12.65%	6.5%	4.5%
Tier 1 risk-based capital ratio	12.41	12.06	12.65	8.0	6.0
Total risk-based capital ratio	13.32	13.04	13.66	10.0	8.0
Tier 1 leverage ratio	8.10	7.56	7.67	5.0	4.0
Tangible common equity to tangible assets ratio (1)(2)	8.13	7.47	7.77	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	12.28	11.98	12.75	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(2)
The FRB has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

2018 compared to 2017
Risk-based capital ratios (CET 1, tier 1, and total risk-based capital) for SVB Financial and the Bank increased as of December 31, 2018, compared to the same ratios as of December 31, 2017, primarily as a result of a proportionally higher increase in capital relative to the increase in our risk-weighted assets during 2018. The increase in capital was reflective primarily of net income of $973.8 million as well as a net increase of $68.8 million related to the adoption of new accounting guidance in 2018, partially offset by a decrease of $147.1 million related to the repurchase of our outstanding common stock under the Stock Repurchase Program. The increase in risk-weighted assets was due primarily to our robust loan growth in 2018.
Both SVB Financial and the Bank's tier 1 leverage ratios increased as of December 31, 2018, as compared to December 31, 2017, due to proportionally higher capital relative to average assets growth during 2018. All our reported capital ratios remain above the levels considered to be "well capitalized" under applicable banking regulations.
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

Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	SVB Financial
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
GAAP SVBFG stockholders’ equity	$5,116,209	$4,179,795	$3,642,554	$3,198,134	$2,813,072
Tangible common equity	$5,116,209	$4,179,795	$3,642,554	$3,198,134	$2,813,072
GAAP total assets	$56,927,979	$51,214,467	$44,683,660	$44,686,703	$39,337,869
Tangible assets	$56,927,979	$51,214,467	$44,683,660	$44,686,703	$39,337,869
Risk-weighted assets	$38,527,853	$32,736,959	$28,248,750	$25,919,594	$21,755,091
Non-GAAP tangible common equity to tangible assets	8.99%	8.16%	8.15%	7.16%	7.15%
Non-GAAP tangible common equity to risk-weighted assets	13.28	12.77	12.89	12.34	12.93

Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	Bank
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Tangible common equity	$4,554,814	$3,762,542	$3,423,427	$3,059,045	$2,399,411
Tangible assets	$56,047,134	$50,383,774	$44,059,340	$44,045,967	$37,607,973
Risk-weighted assets	$37,104,080	$31,403,489	$26,856,850	$24,301,043	$21,450,480
Non-GAAP tangible common equity to tangible assets	8.13%	7.47%	7.77%	6.95%	6.38%
Non-GAAP tangible common equity to risk-weighted assets	12.28	11.98	12.75	12.59	11.19
2018 compared to 2017
SVB Financial's and the Bank's tangible common equity to tangible assets ratio increased due to the proportionally higher increase in tangible common equity relative to changes to tangible assets. Increased capital was reflective primarily of net income. SVB Financial's and the Bank's tangible common equity to risk-weighted assets increased due to the proportionally higher increase in tangible common equity, reflective primarily of net income, relative to changes in risk-weighted assets. The increase in the Bank's tangible common equity to tangible assets ratio was partially offset as a result of $140.0 million in cash dividends paid by the Bank to our bank holding company, SVB Financial, during 2018. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
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
The following table summarizes our unfunded commercial commitments as of December 31, 2018:

	Amount of Commitments Expiring per Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Commercial commitments:
Loan commitments available for funding	$16,661,005	$13,182,605	$2,181,193	$919,829	$377,378
Standby letters of credit	2,214,342	2,177,026	31,753	2,868	2,695
Commercial letters of credit	37,674	37,323	300	51	—
Total unfunded credit commitments	$18,913,021	$15,396,954	$2,213,246	$922,748	$380,073

The following table summarizes our contractual obligations to make future payments as of December 31, 2018:

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
SVBFG contractual obligations:
Deposits (1) (2)	$49,328,900	$49,328,900	$—	$—	$—
Borrowings (2)	1,327,877	631,412	348,826	—	347,639
Non-cancelable operating leases	223,672	38,609	73,429	62,563	49,071
Commitments to qualified affordable housing projects	205,685	55,662	133,621	3,933	12,469
Other obligations	16,655	7,484	9,171	—	—
Total obligations attributable to SVBFG	$51,102,789	$50,062,067	$565,047	$66,496	$409,179

(1)	Includes time deposits and deposits with no defined maturity, such as noninterest-bearing demand, interest-bearing checking, savings, money market and sweep accounts.

(2)	Amounts exclude contractual interest.
Excluded from the tables above are unfunded commitment obligations of $15.3 million to our managed funds of funds and other fund investments for which neither the payment, timing, nor eventual obligation is certain. Subject to applicable regulatory requirements, including the Volcker Rule (see "Business - Supervision and Regulation" under Part I, Item 1 of this report), we make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. Additionally, our consolidated managed funds of funds have $5.8 million of remaining unfunded commitments to venture capital and private equity funds. See Note 8—“Investment Securities" of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for further disclosure related to non-marketable and other equity securities. Additional discussion of our off-balance sheet arrangements for these fund investments is included in Note 19—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At December 31, 2018, our period-end total deposit balances increased to $49.3 billion, compared to $44.3 billion at December 31, 2017.
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
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of December 31, 2018, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $4.4 billion, of which $3.7 billion was available to support additional borrowings. As of December 31, 2018, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $0.9 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $1.8 billion at December 31, 2018. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $2.9 billion at December 31, 2018.
On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restrictions on Dividends” under Part I, Item 1 of this report.
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for 2018, 2017 and 2016, respectively: (For further details, see our Consolidated Statements of Cash Flows under "Consolidated Financial Statements and Supplementary Data" under Part II, Item 8 of this report.)

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Average cash and cash equivalents	$3,301,783	$3,484,651	$2,863,777
Percentage of total average assets	6.0%	7.2%	6.5%
Net cash provided by operating activities	$933,562	$646,865	$471,760
Net cash (used for) provided by investing activities	(4,800,375)	(5,970,496)	981,561
Net cash provided by (used for) financing activities	4,515,277	5,700,956	(410,828)
Net increase in cash and cash equivalents	$648,464	$377,325	$1,042,493
Average cash and cash equivalents decreased to $3.3 billion in 2018, compared to $3.5 billion for 2017. In 2018, our average deposits increased $5.3 billion and our average fixed income securities portfolio increased $2.4 billion which enabled us to grow our average loan portfolio by $4.5 billion in 2018.

2018
Cash provided by operating activities of $934 million in 2018 included net income before noncontrolling interests of $1.0 billion. These net inflows were offset by $20 million of adjustments to reconcile net income to net cash and $58 million from changes in other assets and liabilities.
Cash used for investing activities of $4.8 billion in 2018 included $5.2 billion of net outflows from the net increase in loans funded and $0.4 billion of net inflows from our fixed income securities portfolio, which had $5.8 billion of portfolio cash flows from sales, maturities, and paydowns, offset by $5.4 billion of purchases, during 2018.
Cash provided by financing activities of $4.5 billion in 2018 was driven primarily by the net increase in deposits of $5.1 billion, partially offset by a $0.4 billion decrease in short-term borrowings outstanding as of December 31, 2018 as well as $0.2 billion in cash outflows from the repurchase of our common stock under the Stock Repurchase Program.
Cash and cash equivalents at December 31, 2018 were $3.6 billion, compared to $2.9 billion at December 31, 2017.
2017
Cash provided by operating activities of $647 million in 2017 included net income before noncontrolling interests of $519 million. These net inflows also benefited from $83 million of adjustments to reconcile net income to net cash and $45 million from changes in other assets and liabilities.
Cash used for investing activities of $6.0 billion in 2017 included $3.2 billion of net outflows from the net increase in loans funded and $2.8 billion of net outflows from our fixed income securities portfolio, which had $8.4 billion of purchases, partially offset by $5.6 billion of portfolio cash flows from sales, maturities, and paydowns during 2017.
Cash provided by financing activities of $5.7 billion in 2017 was primarily from the net increase in deposits of $5.3 billion and a $521 million increase in short-term borrowings outstanding as of December 31, 2017.
Cash and cash equivalents at December 31, 2017 were $2.9 billion, compared to $2.5 billion at December 31, 2016.
2016
Cash provided by operating activities of $472 million in 2016 included net income before noncontrolling interests of $390 million. These net inflows also benefited from $57 million of adjustments to reconcile net income to net cash.
Cash provided by investing activities of $982 million in 2016 included $4.2 billion of net inflows from our fixed income securities, partially offset by $3.2 billion from the net increase in loans funded.
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
Model Simulation and Sensitivity Analysis
A specific application of our simulation model involves measurement of the impact of changes in market interest rates on our economic value of equity (“EVE”). EVE is defined as the market value of assets, less the market value of liabilities. Another application of the simulation model measures the impact of changes in market interest rates on our net interest income (“NII”) assuming a static balance sheet as of the period-end reporting date. For the NII simulation, market rates as well as the size and composition of the balance sheet are held constant over the simulation horizon. Simulated cash flows during the scenario horizon are assumed to be replaced as they occur, which maintains the balance sheet at its current size and composition. Yield and spread assumptions on cash and investment balances reflect current market rates. Yield and spread assumptions on loans reflect recent market impacts on product pricing. Similarly, we make certain deposit decay rate assumptions on demand deposits and interest bearing deposits, which are replenished to hold the level and mix of funding liabilities constant. Changes in market interest rates that affect us are principally short-term interest rates and include the following benchmark indexes: (i) National Prime rates, (ii) 1-month and 3-month LIBOR, and (iii) the Federal Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans, variable rate investment securities and balances held as cash and cash equivalents. Additionally, simulated changes in deposit pricing relative to changes in market rates, commonly referred to as deposit beta, generally follow overall changes in short-term interest rates, although actual changes may lag in terms of timing and magnitude. Overall, the assumed weighted deposit beta on interest bearing deposits is approximately 35 percent, which means deposit repricing is assumed to be approximately 35 percent of a given change in short-term interest rates. This repricing is reflected as a change in interest expense on interest bearing deposit balances.

The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points ("bps") at December 31, 2018 and at December 31, 2017:

Change in interest rates (bps) (Dollars in thousands)	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
	EVE	Amount	Percent	NII	Amount	Percent
December 31, 2018:
+200	$9,348,408	$504,405	5.7%	$2,628,279	$543,959	26.1%
+100	9,090,781	246,778	2.8	2,356,447	272,127	13.1
—	8,844,003	—	—	2,084,320	—	—
-100	8,470,501	(373,502)	(4.2)	1,807,559	(276,761)	(13.3)
-200	7,590,973	(1,253,030)	(14.2)	1,528,693	(555,627)	(26.7)

December 31, 2017:
+200	$8,091,107	$805,624	11.1%	$1,885,885	$400,127	26.9%
+100	7,716,066	430,583	5.9	1,683,742	197,984	13.3
—	7,285,483	—	—	1,485,758	—	—
-100	6,637,588	(647,895)	(8.9)	1,252,063	(233,695)	(15.7)
-200	5,718,401	(1,567,082)	(21.5)	1,108,712	(377,046)	(25.4)
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
Our base EVE as of December 31, 2018 increased from December 31, 2017 by $1.6 billion, driven by changes in balance sheet composition as well as rising interest rates. At December 31, 2018, as compared to December 31, 2017, total loan balances increased by $5.2 billion primarily in Prime and LIBOR indexed variable rate loans. At December 31, 2018, as compared to December 31, 2017, total fixed income securities decreased by $0.5 billion due primarily to the higher increase in total loan balances as compared to total deposit growth of $5.0 billion.
Higher LIBOR/swap rates and overall balance sheet growth contributed approximately $579 million and $979 million, respectively, to the overall $1.6 billion increase in base EVE. Higher rates and continued investment in mortgage-backed and municipal securities resulted in a $184 million decrease in EVE sensitivity in the +100 bps rate shock scenario compared to December 31, 2017. EVE in the -100 and -200 bps rate shock scenarios increased $274 million and $314 million, respectively.
12-Month Net Interest Income Simulation
Our static 12-month NII forecast at December 31, 2018 increased compared to December 31, 2017 by $599 million. The increase is primarily the result of the growth in the loan portfolio combined with increases in market rates, particularly Prime and LIBOR. As a majority of our loans are indexed to Prime and LIBOR, as rates rise, interest income on assets tied to variable rate indexes, primarily our variable rate loans, are expected to benefit our base 12-month NII projections. In addition, the 12-month NII simulations include repricing assumptions on our interest bearing deposit products which we set at our discretion based on client needs and our overall funding mix. Repricing of interest bearing deposits impacts estimated interest expense. As noted previously, repricing deposit rates are generally assumed to be less than one-half of the amount of simulated changes in short-term market interest rates.

NII sensitivity is measured as the percentage change in projected 12-month net interest income earned in +/-100 and +/-200 basis point interest rate shock scenarios compared to a base scenario where balances and interest rates are held constant over the forecast horizon. At December 31, 2018, NII sensitivity was 13.1 percent in the +100 bps interest rate scenario, compared to 13.3 percent at December 31, 2017. Our NII sensitivity in the +200 bps interest rate shock scenario was 26.1 percent compared to 26.9 percent at December 31, 2017. NII sensitivity in the -100 bps scenario of negative 13.3 percent was lower at December 31, 2018 compared to a negative 15.7 percent at December 31, 2017. The -200 bps scenario currently indicates a higher percentage change in NII at December 31, 2018 compared to December 31, 2017.
The changes in NII sensitivity are the result of an increase in the composition of longer duration securities in our fixed income portfolio, as well as wider implementation of rate floors in the loan portfolio. A majority of the growth in our balance sheet during 2018 was attributable to floating rate loans coupled with a large proportion of non-interest bearing deposit balances. The relatively high percentages of non-interest bearing demand deposits and floating rate loans are the primary drivers of NII sensitivity in the balance sheet.
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
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

San Francisco, California
February 28, 2019

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value and share data)	2018	2017
Assets
Cash and cash equivalents	$3,571,539	$2,923,075
Available-for-sale securities, at fair value (cost of $7,862,311 and $11,131,008, respectively)	7,790,043	11,120,664
Held-to-maturity securities, at cost (fair value of $15,188,236 and $12,548,280, respectively)	15,487,442	12,663,455
Non-marketable and other equity securities	941,104	651,053
Total investment securities	24,218,589	24,435,172
Loans, net of unearned income	28,338,280	23,106,316
Allowance for loan losses	(280,903)	(255,024)
Net loans	28,057,377	22,851,292
Premises and equipment, net of accumulated depreciation and amortization	129,213	128,682
Accrued interest receivable and other assets	951,261	876,246
Total assets	$56,927,979	$51,214,467
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$39,103,422	$36,655,497
Interest-bearing deposits	10,225,478	7,598,578
Total deposits	49,328,900	44,254,075
Short-term borrowings	631,412	1,033,730
Other liabilities	1,006,359	911,755
Long-term debt	696,465	695,492
Total liabilities	51,663,136	46,895,052
Commitments and contingencies (Note 19 and Note 25)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 52,586,498 shares and 52,835,188 shares issued and outstanding, respectively	53	53
Additional paid-in capital	1,378,438	1,314,377
Retained earnings	3,791,838	2,866,837
Accumulated other comprehensive loss	(54,120)	(1,472)
Total SVBFG stockholders’ equity	5,116,209	4,179,795
Noncontrolling interests	148,634	139,620
Total equity	5,264,843	4,319,415
Total liabilities and total equity	$56,927,979	$51,214,467

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016
Interest income:
Loans	$1,358,480	$1,025,788	$834,155
Investment securities:
Taxable	541,605	412,133	346,937
Non-taxable	34,616	5,714	2,234
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	35,208	21,505	10,070
Total interest income	1,969,909	1,465,140	1,193,396
Interest expense:
Deposits	29,306	8,676	5,611
Borrowings	46,615	36,095	37,262
Total interest expense	75,921	44,771	42,873
Net interest income	1,893,988	1,420,369	1,150,523
Provision for credit losses (1)	87,870	92,304	106,679
Net interest income after provision for credit losses	1,806,118	1,328,065	1,043,844
Noninterest income:
Gains on investment securities, net	88,094	64,603	51,740
Gains on equity warrant assets, net (2)	89,142	54,555	37,892
Foreign exchange fees	138,812	115,760	104,183
Credit card fees	94,072	76,543	68,205
Deposit service charges	76,097	58,715	52,524
Client investment fees	130,360	56,136	32,219
Lending related fees	41,949	43,265	33,395
Letters of credit and standby letters of credit fees	34,600	28,544	25,644
Other (2)	51,858	59,110	50,750
Total noninterest income	744,984	557,231	456,552
Noninterest expense:
Compensation and benefits	726,980	606,402	514,270
Professional services	158,835	121,935	94,982
Premises and equipment	77,918	71,753	65,502
Net occupancy	54,753	48,397	39,928
Business development and travel	48,180	41,978	40,130
FDIC and state assessments	34,276	35,069	30,285
Correspondent bank fees	13,713	12,976	12,457
Other	73,538	72,145	62,243
Total noninterest expense (1)	1,188,193	1,010,655	859,797
Income before income tax expense	1,362,909	874,641	640,599
Income tax expense (3)	351,561	355,463	250,333
Net income before noncontrolling interests	1,011,348	519,178	390,266
Net income attributable to noncontrolling interests	(37,508)	(28,672)	(7,581)
Net income available to common stockholders (3)	$973,840	$490,506	$382,685
Earnings per common share—basic (3)	$18.35	$9.33	$7.37
Earnings per common share—diluted (3)	18.11	9.20	7.31

(1)
Our consolidated statements of income for the year ended December 31, 2016 was modified from prior periods’ presentation to conform to the current period's presentation, which reflects our provision for loan losses and provision for unfunded credit commitments together as our “provision for credit losses”. In prior periods, our provision for unfunded credit commitments were reported separately as a component of noninterest expense.

(2)
Our consolidated statements of income for the year ended December 31, 2016 was modified from prior periods’ presentation to conform to the current period's presentation, which reflects a new line item to separately disclose net gains on equity warrant assets. In prior periods, net gains on equity warrant assets were reported as a component of net gains on derivative instruments. We removed the line item "gains on derivative instruments, net" and reclassified all other gains on derivative instruments, net to other noninterest income.

(3)
Included in income tax expense, net income available to common stockholders, earnings per common share-basic and earnings for common share-diluted, for the years ended December 31, 2018 and 2017, are tax benefits recognized associated with the adoption of Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. This guidance was adopted on a prospective basis with no change to prior period amounts.

 See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Net income before noncontrolling interests	$1,011,348	$519,178	$390,266
Other comprehensive (loss) income, net of tax:
Change in foreign currency cumulative translation gains and losses:
Foreign currency translation (losses) gains	(5,999)	6,355	(5,245)
Related tax benefit (expense)	1,669	(2,587)	2,050
Change in unrealized gains and losses on available-for-sale securities:
Unrealized holding (losses) gains	(22,348)	(47,161)	39,016
Related tax benefit (expense)	6,315	19,282	(15,911)
Reclassification adjustment for losses (gains) included in net income (1)	740	5,189	(12,195)
Related tax (benefit) expense (1)	(205)	(2,098)	4,963
Reclassification of unrealized gains on equity securities to retained earnings for ASU 2016-01 (1)	(40,316)	—	—
Related tax expense (1)	11,145	—	—
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(4,607)	(6,475)	(7,786)
Related tax benefit	1,277	2,593	3,134
Reclassification of stranded tax effect to retained earnings for ASU 2018-02 (1)	(319)	—	—
Other comprehensive (loss) income, net of tax	(52,648)	(24,902)	8,026
Comprehensive income	958,700	494,276	398,292
Comprehensive income attributable to noncontrolling interests	(37,508)	(28,672)	(7,581)
Comprehensive income attributable to SVBFG	$921,192	$465,604	$390,711

(1)	See Note 2- "Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" under Part II, Item 8 of this report for additional details.

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands, except share data)	Shares	Amount
Balance at December 31, 2015	51,610,226	$52	$1,189,032	$1,993,646	$15,404	$3,198,134	$135,097	$3,333,231
Common stock issued under employee benefit plans, net of restricted stock cancellations	600,683	—	21,819	—	—	21,819	—	21,819
Common stock issued under ESOP	43,165	—	4,328	—	—	4,328	—	4,328
Income tax effect from stock options exercised, vesting of restricted stock and other (1)	—	—	(3,640)	—	—	(3,640)	—	(3,640)
Net income	—	—	—	382,685	—	382,685	7,581	390,266
Capital calls and distributions, net	—	—	—	—	—	—	(8,195)	(8,195)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	15,873	15,873	—	15,873
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(4,652)	(4,652)	—	(4,652)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,195)	(3,195)	—	(3,195)
Share-based compensation, net	—	—	31,202	—	—	31,202	—	31,202
Balance at December 31, 2016	52,254,074	$52	$1,242,741	$2,376,331	$23,430	$3,642,554	$134,483	$3,777,037
Common stock issued under employee benefit plans, net of restricted stock cancellations	570,276	1	24,908	—	—	24,909	—	24,909
Common stock issued under ESOP	10,838	—	2,094	—	—	2,094	—	2,094
Income tax effect from stock options exercised, vesting of restricted stock and other (1)	—	—	—	—	—	—	—	—
Net income	—	—	—	490,506	—	490,506	28,672	519,178
Capital calls and distributions, net	—	—	—	—	—	—	(23,535)	(23,535)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	(24,788)	(24,788)	—	(24,788)
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(3,882)	(3,882)	—	(3,882)
Foreign currency translation adjustments, net of tax	—	—	—	—	3,768	3,768	—	3,768
Share-based compensation, net	—	—	44,634	—	—	44,634	—	44,634
Balance at December 31, 2017	52,835,188	$53	$1,314,377	$2,866,837	$(1,472)	$4,179,795	$139,620	$4,319,415
Cumulative adjustment for ASU 2014-09, net of tax (2)	—	—	—	(5,802)	—	(5,802)	—	(5,802)
Cumulative adjustment for ASU 2016-01, net of tax (2)	—	—	—	103,766	(29,171)	74,595	—	74,595
Reclassification of stranded tax effect for ASU 2018-02 (2)	—	—	—	319	(319)	—	—	—
Common stock issued under employee benefit plans, net of restricted stock cancellations	456,845	1	15,809	—	—	15,810	—	15,810
Common stock issued under ESOP	9,672	—	2,577	—	—	2,577	—	2,577
Income tax effect from stock options exercised, vesting of restricted stock and other (1)	—	—	—	—	—	—	—	—
Net income	—	—	—	973,840	—	973,840	37,508	1,011,348
Capital calls and distributions, net	—	—	—	—	—	—	(28,494)	(28,494)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	(15,498)	(15,498)	—	(15,498)
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(3,330)	(3,330)	—	(3,330)
Foreign currency translation adjustments, net of tax	—	—	—	—	(4,330)	(4,330)	—	(4,330)
Share-based compensation, net	—	—	45,675	—	—	45,675	—	45,675
Common stock repurchases	(715,207)	(1)	—	(147,122)	—	(147,123)	—	(147,123)
Balance at December 31, 2018	52,586,498	$53	$1,378,438	$3,791,838	$(54,120)	$5,116,209	$148,634	$5,264,843

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

(2)	See Note 2- "Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" under Part II, Item 8 of this report for additional details.
See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income before noncontrolling interests	$1,011,348	$519,178	$390,266
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	87,870	92,304	106,679
Change in fair value of equity warrant assets, net of proceeds from exercises	(24,417)	(11,862)	(9,251)
Changes in fair values of derivatives, net	(11,043)	14,261	(9,036)
Gains on investment securities, net (1)	(88,094)	(45,547)	(21,753)
Distributions of earnings from non-marketable and other equity securities (1)	72,015	45,867	15,991
Depreciation and amortization	57,906	56,123	46,819
Amortization of premiums and discounts on investment securities, net	(28)	2,530	6,582
Amortization of share-based compensation	45,675	36,900	35,494
Amortization of deferred loan fees	(128,077)	(111,738)	(98,150)
Deferred income tax (benefit) expense	(21,061)	25,187	(4,235)
Excess tax benefit from exercise of stock options and vesting of restricted shares (2)	(17,989)	(18,014)	—
Losses from the write-off of premises and equipment	7,278	—	—
Other gains	—	(3,308)	(12,195)
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(55,834)	(31,372)	(3,663)
Accounts receivable and payable, net	(23,020)	3,481	(4,945)
Income tax receivable and payable, net	(5,820)	46,168	3,672
Accrued compensation	56,874	31,689	(15,292)
Foreign exchange spot contracts, net	24,018	(20,891)	3,093
Other, net	(54,039)	15,909	41,684
Net cash provided by operating activities	933,562	646,865	471,760
Cash flows from investing activities:
Purchases of available-for-sale securities	(668,264)	(2,420,741)	(429,268)
Proceeds from sales of available-for-sale securities	474,482	580,871	2,892,460
Proceeds from maturities and paydowns of available-for-sale securities	3,436,064	3,339,574	1,364,398
Purchases of held-to-maturity securities	(4,726,595)	(5,967,223)	(1,306,010)
Proceeds from maturities and paydowns of held-to-maturity securities	1,891,761	1,708,001	1,656,580
Purchases of non-marketable and other equity securities	(81,574)	(44,047)	(48,932)
Proceeds from sales and distributions of capital of non-marketable and other equity securities (1)	95,025	51,052	62,925
Net increase in loans	(5,175,409)	(3,170,099)	(3,157,281)
Purchases of premises and equipment	(45,865)	(50,884)	(53,311)
Proceeds from sale of equity valuation services business	—	3,000	—
Net cash (used for) provided by investing activities	(4,800,375)	(5,970,496)	981,561
Cash flows from financing activities:
Net increase (decrease) in deposits	5,074,825	5,274,207	(162,908)
Net (decrease) increase in short-term borrowings	(402,318)	521,062	(262,232)
Principal payments of long-term debt	—	(97,781)	—
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(28,494)	(23,535)	(8,195)
Common stock repurchase	(147,123)	—	—
Proceeds from issuance of common stock, ESPP and ESOP	18,387	27,003	26,147
Tax effect from stock exercises (2)	—	—	(3,640)
Net cash provided by (used for) by financing activities	4,515,277	5,700,956	(410,828)
Net increase in cash and cash equivalents	648,464	377,325	1,042,493
Cash and cash equivalents at beginning of period	2,923,075	2,545,750	1,503,257
Cash and cash equivalents at end of period	$3,571,539	$2,923,075	$2,545,750
Supplemental disclosures:
Cash paid during the period for:
Interest	$75,601	$45,592	$42,918
Income taxes	376,425	277,823	240,752
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$(15,498)	$(24,788)	$15,873
Distributions of stock from investments	5,277	6,807	1,315

(1)
During the first quarter of 2018 we adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance was adopted on a retrospective basis and impacted the presentation between investing and operating activities related to distributions and net gains from our non-marketable and other equity securities portfolio. See Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

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
In accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, we use estimates of future principal prepayments, provided by third-party market-data vendors, in addition to actual principal prepayment experience to calculate the constant effective yield necessary to apply the effective interest method in the amortization of purchase discounts or premiums on mortgage-backed securities and fixed rate collateralized mortgage obligations. The accretion and amortization of discounts and premiums, respectively, are included in interest income over the contractual terms of the underlying securities replicating the effective interest method.
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
Non-Marketable and Other Equity Securities
Non-marketable and other equity securities include investments in venture capital and private equity funds, SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture bank in China ("SPD-SVB")), debt funds, private and public portfolio companies, including public equity securities held as a result of equity warrant assets exercised, and investments in qualified affordable housing projects. A majority of these investments are managed through our SVB Capital funds business in funds of funds and direct venture funds. Our accounting for investments in non-marketable and other equity securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. As further described below, we base our accounting for such securities on: (i) fair value accounting, (ii) other investments without a readily determinable fair value, (iii) equity method accounting, and (iv) the proportional amortization method which is used only for qualified affordable housing projects.
Fair Value Accounting
Our managed funds are investment companies under the AICPA Audit and Accounting Guide for Investment Companies (codified in ASC 946) and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. Our non-marketable and other equity securities recorded pursuant to fair value accounting consist of our investments through the following funds:

•	Funds of funds, which make investments in venture capital and private equity funds, and

•	Direct venture funds, which make equity investments in privately held companies.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our ownership interests in the investments held under fair value accounting as of December 31, 2018 is presented in the following table:

Limited partnership	Company Direct and Indirect Ownership in Limited Partnership
Managed funds of funds
Strategic Investors Fund, LP	12.6%
Capital Preferred Return Fund, LP	20.0
Growth Partners, LP	33.0
Managed direct venture funds
CP I, LP	10.7
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
Under fair value accounting, investments are carried at their estimated fair value based on financial information obtained as the general partner of the fund or obtained from the funds' respective general partner. For direct private company investments, valuations are based upon consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For direct equity investments in public companies, valuations are based on quoted market prices less a discount if the securities are subject to certain sales restrictions. Sales restriction discounts generally range from ten percent to twenty percent depending on the sale restrictions which typically range from three to six months. The valuation of non-marketable securities in shares of private company capital stock and the valuation of other securities in shares of public company stock with certain sales restrictions is subject to significant judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material.
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
Other Investments without a Readily Determinable Fair Value

Effective January 1, 2018 we adopted ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities which eliminated the concept of cost method accounting and created an additional method of accounting, other investments without a readily determinable fair value. These investments include direct equity investments in private companies. The carrying value is based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, financing transactions subsequent to the acquisition of

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the investment and a discount for certain investments that have lock-up restrictions or other features that indicate a discount to fair value is warranted.
Equity Method
Our equity method non-marketable securities consist of investments in venture capital and private equity funds, privately-held companies, debt funds, and joint ventures. Our equity method non-marketable securities and related accounting policies are described as follows:

•
Equity securities, such as preferred or common stock in privately-held companies in which we hold a voting interest of at least 20 percent, or in which we have the ability to exercise significant influence over the investees' operating and financial policies through board involvement or other influence, are accounted for under the equity method,

•
Investments in limited partnerships in which we hold voting interests of more than 5 percent, or in which we have the ability to exercise significant influence over the partnerships' operating and financial policies, are accounted for using the equity method, and

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
Proportional Amortization Method
In order to fulfill our responsibilities under the Community Reinvestment Act, we invest as a limited partner in low income housing partnerships that operate qualified affordable housing projects and generate tax benefits, including federal low income housing tax credits, for investors. The partnerships are deemed to be VIEs because they do not have sufficient equity investment at risk and are structured with non-substantive voting rights. We are not the primary beneficiary of the VIEs and do not consolidate them. Our investments in low income housing partnerships are recorded in non-marketable and other equity securities within our investment securities portfolio on the consolidated balance sheet. As a practical expedient, we amortize the investment in proportion to the allocated tax benefits under the proportional amortization method of accounting and present such benefits net of investment amortization in income tax expense.
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
When a loan is placed on nonaccrual status, the accrued interest and fees are reversed against interest income and the loan is accounted for using the cost recovery method thereafter until qualifying for return to accrual status. For a loan to be

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

returned to accrual status, all delinquent principal and interest must become current in accordance with the terms of the loan agreement and future collection of remaining principal and interest must be deemed probable. We apply a cost recovery method in which all cash received is applied to the loan principal until it has been collected. Under this approach, interest income is recognized after total cash flows received exceed the recorded investment at the date of initial nonaccrual. All of our nonaccrual loans have credit risk ratings of 8 or 9 and are classified under the nonperforming impaired category.
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
Lease Obligations
We lease all of our properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. For leases that contain rent escalations or landlord incentives, we record the total rent payable during the lease term, using the straight-line method over the term of the lease and record the difference between the minimum rents paid and the straight-line rent as lease obligations. We had no capitalized lease obligations at December 31, 2018 and 2017.
Fair Value Measurements
Our available-for-sale securities, derivative instruments and certain marketable, non-marketable and other equity securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.
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
Level 1
Fair value measurements based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment. Assets utilizing Level 1 inputs include U.S. Treasury securities, foreign government debt securities, exchange-traded equity securities and certain marketable securities accounted for under fair value accounting.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Level 2
Fair value measurements based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Valuations for the available-for-sale securities are provided by independent pricing service providers who have experience in valuing these securities and are compared to the average of quoted market prices obtained from independent brokers. We perform a monthly analysis on the values received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third-party pricing methodologies, review of pricing trends and monitoring of trading volumes. Additional corroboration, such as obtaining a non-binding price from a broker, may be obtained depending on the frequency of trades of the security and the level of liquidity or depth of the market. We ensure prices received from independent brokers represent a reasonable estimate of the fair value through the use of observable market inputs including comparable trades, yield curve, spreads and, when available, market indices. As a result of this analysis, if we determine that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Below is a summary of the significant inputs used for each class of Level 2 assets and liabilities:
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
Other equity securities: Fair value measurements of equity securities of public companies are priced based on quoted market prices less a discount if the securities are subject to certain sales restrictions. Certain sales restriction discounts generally range from 10 percent to 20 percent depending on the duration of the sale restrictions which typically range from three to six months.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Our federal, state and foreign income tax provisions are based upon taxes payable for the current year, current year changes in deferred taxes related to temporary differences between the tax basis and financial statement balances of assets and liabilities, and a reserve for uncertain tax positions. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is provided, when it is determined based upon available evidence, that it is more likely than not that some portion of the deferred tax asset will not be realized. We file a consolidated federal income tax return, and consolidated, combined, or separate state income tax returns as appropriate. Our foreign incorporated subsidiaries file tax returns in the applicable foreign jurisdictions. We record interest and penalties related to unrecognized tax benefits in other noninterest expense, a component of consolidated net income.
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
In the event of an exercise for common stock shares, the basis or value in the common stock shares is reclassified from other assets to investment securities on the balance sheet on the latter of the exercise date or corporate action date. The common stock of public companies are classified as non-marketable and other equity securities. Changes in the fair value of the common stock shares is recorded as gains or losses on investments securities, in noninterest income, a component of consolidated net income. The common stock of private companies are classified as non-marketable and other equity securities. We account for these securities under the new methodology under ASU 2016-01, other investments without a readily determinable fair value. The carrying value in the private common stock without a readily determinable fair value is based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments and are recorded as gains or losses on investments securities, in noninterest income, a component of consolidated net income.
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

•
Actual data on terminations and exercises of our warrants are utilized as the basis for determining the expected remaining life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants.

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
On January 1, 2018, we adopted the new accounting standards update ASU 2014-09, Revenue from Contracts with Customers and all the related amendments ("new revenue standard," "ASC 606" or "ASU 2014-09") using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We elected to apply the practical expedient which allows us to expense costs related to obtaining contracts as incurred because the amortization period would have been one year or less. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
We completed a comprehensive scoping exercise to determine the revenue streams that are within the scope of this guidance. The scope of this guidance explicitly excludes net interest income, including interest income earned from our loan and fixed income securities portfolios, as well as certain other noninterest income earned from our lending-, investment- and derivative-related activities. Based on our completed assessment, we did not identify any material changes to the timing or the amounts of our revenue recognition, however, we identified a change in the timing of recognizing fund management fees in other noninterest income for a portion of our SVB Capital funds. Fund management fees for these certain SVB Capital funds will now be recognized at the time of distribution which typically occurs later in the life of the fund than had been previously recognized. The cumulative adjustment to retained earnings associated with this change was $5.8 million, net of tax, with an immaterial impact to our net income on an ongoing basis. The impact to net income as a result of applying the new revenue standard was a decrease of $1.6 million for the year end December 31, 2018.
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, and unearned revenue when revenue is recognized subsequent to receipt of consideration. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. During the year ended December 31, 2018, changes in our contract assets, contract liabilities and receivables were not material. Additionally, revenues recognized during the year ended December 31, 2018 that were included in the corresponding contract liability balance at the beginning of the period were not material.
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
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated balance sheet at December 31, 2018 and our statement of income for the year ended December 31, 2018, were as follows:

	December 31, 2018
(Dollars in thousands)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Accrued interest receivable and other assets:
Accounts receivable	$55,807	$96,479	$(40,672)
Other liabilities:
Deferred revenue	598	28,478	(27,880)
Current taxes payable	3,330	531	2,799
Stockholders' equity:
Retained earnings	3,791,838	3,799,255	(7,417)

	Year ended December 31, 2018
(Dollars in thousands, except per share amount)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Other noninterest income:
Fund management fees	$23,016	$25,213	$(2,197)
Income tax expense	351,561	352,143	(582)

Net income available to common stockholders	973,840	975,455	(1,615)
Diluted earnings per share	18.11	18.14	(0.03)
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
On January 1, 2018, we adopted ASU 2016-01, Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. We adopted this guidance using the modified retrospective method and our equity investments carried at cost with readily determinable fair values were re-measured at fair value and the difference between cost and fair value was recorded as a cumulative-effect adjustment to

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

opening retained earnings as of January 1, 2018. The adjustment to opening retained earnings for these investments was $74.6 million, net of tax, with subsequent changes in the fair value of these equity securities recorded as unrealized gains or losses in our consolidated statements of income. Additionally, in accordance with this guidance, net unrealized gains of $29.2 million, net of tax, included in accumulated other comprehensive income on January 1, 2018, related to our previously reported available-for-sale equity securities, were reclassified as an adjustment to retained earnings. Subsequent changes in the fair value of these equity securities were recorded as unrealized gains or losses in our consolidated statements of income. Furthermore, for purposes of disclosing the fair value of loans carried at amortized cost, our valuation methodology was updated to conform to an “exit price” concept as required by the standard update, resulting in an immaterial change in the fair value.
In August 2016, the FASB issued a new accounting standard update (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments), which clarifies the guidance on eight specific cash flow issues. We adopted the new accounting standard, specifically as it relates to distributions from our equity method investments, on January 1, 2018. We elected to adopt the nature of distribution approach and applied the guidance retrospectively. The new guidance had an immaterial impact on the presentation between investing and operating activities within our statements of cash flows related to distributions and net gains from our non-marketable and other equity securities portfolio.
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
In August 2017, the FASB issued a new accounting standard update (ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815)), which better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The targeted improvements in the ASU will allow increased flexibility to structure hedges of fixed rate instruments and floating rate instruments. Application of the ASU is expected to reduce the amount of ineffectiveness as the revised accounting guidance will better reflect the economics of risk management activities and will also reduce the volatility associated with foreign currency hedging. The ASU requires the hedging instrument to be presented in the same line item as the hedged item and requires expanded disclosures. There were further amendments, with the issuance of ASU 2018-16, “Derivatives and Hedging (Topic 815)," which provides us with the option to use the Overnight Index Swap ("OIS") rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815. This guidance will be effective January 1, 2019. We early adopted this guidance in the fourth quarter of 2018, effective October 1, 2018. The accounting standard did not have a material impact on our consolidated financial position, results of operations or the disclosures in our Notes to the Consolidated Financial Statements.
Recent Accounting Pronouncements
In February 2016, the FASB issued a new accounting standard update (ASU 2016-02, Leases (Topic 842)), which will require for all operating leases the recognition of a right-of-use asset and a lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. There were further amendments, including practical expedients, with the issuance of ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” in January 2018. In July 2018 the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which provides us with the option to apply the new leasing standard to all open leases as of the adoption date, on a prospective basis. We plan to adopt the lease accounting guidance on January 1, 2019, on a prospective basis. We intend to elect the transition "package of expedients" which will result in continuing to account for existing leases for which the commencement date is before January 1, 2019, in accordance with Leases (Topic 840) throughout the lease term, including periods after adoption of the new guidance. We currently expect to elect the short-term lease measurement and recognition exemption and will not recognize right-of-use assets and lease liabilities for those leases that qualify under Topic 842. We completed a comprehensive scoping exercise by reviewing our existing lease contracts and service contracts that may include embedded leases. Upon adoption, we expect to recognize additional operating liabilities of approximately $150 million with corresponding right-of-use assets of the same amount associated predominantly with noncancelable operating leases on our consolidated balance sheets. The adoption will not have a material impact to our recorded rent expense included on our consolidated statements of income.

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
In August 2018, the FASB issued a new accounting standard update (ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement). The ASU primarily modifies certain disclosures with respect to Level 3 fair value measurements. This guidance will be effective January 1, 2020, with early adoption permitted. This guidance will not have an impact on our consolidated financial position or results of operations, and we do not expect the adoption of this standard to have a material impact on the disclosures in our Notes to the Consolidated Financial Statements.
Reclassifications
Certain prior period amounts, primarily related to the adoption of new accounting guidance, have been reclassified to conform to current period presentations.

3.	Stockholders' Equity and EPS
Accumulated Other Comprehensive (Loss) Income
The following table summarizes the items reclassified out of accumulated other comprehensive (loss) income into the Consolidated Statements of Income for 2018, 2017 and 2016:

		Year ended December 31,
(Dollars in thousands)	Income Statement Location	2018	2017	2016
Reclassification adjustment for losses (gains) included in net income (1)	Gains on investment securities, net	$740	$5,189	$(12,195)
Related tax (benefit) expense (1)	Income tax expense	(205)	(2,098)	4,963
Total reclassification adjustment for losses (gains) included in net income, net of tax (1)		$535	$3,091	$(7,232)

(1)	See Note 2- "Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" under Part II, Item 8 of this report for additional details.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable for stock option and restricted stock unit awards outstanding under our 2006 Equity Incentive Plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for 2018, 2017 and 2016:

	Year ended December 31,
(Dollars and shares in thousands, except per share amounts)	2018	2017	2016
Numerator:
Net income available to common stockholders	$973,840	$490,506	$382,685
Denominator:
Weighted average common shares outstanding—basic	53,078	52,588	51,915
Weighted average effect of dilutive securities:
Stock options and ESPP	377	385	254
Restricted stock units	317	333	180
Weighted average common shares outstanding—diluted	53,772	53,306	52,349
Earnings per common share:
Basic	$18.35	$9.33	$7.37
Diluted	18.11	9.20	7.31
The following table summarizes the weighted average common shares excluded from the diluted EPS calculation due to the antidilutive effect for 2018, 2017 and 2016:

	Year ended December 31,
(Shares in thousands)	2018	2017	2016
Stock options	59	73	272
Restricted stock units	85	1	1
Total	144	74	273
Stock Repurchase Program
On November 13, 2018, the Company announced a new program to repurchase up to $500 million of our outstanding common stock (the "Stock Repurchase Program"). As of December 31, 2018, we repurchased 715,207 shares of common stock for $147.1 million under the Stock Repurchase Program.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.	Share-Based Compensation
Share-based compensation expense was recorded net of estimated forfeitures for 2018, 2017 and 2016, such that expense was recorded only for those share-based awards that are expected to vest. In 2018, 2017 and 2016, we recorded share-based compensation and related benefits as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Share-based compensation expense	$45,675	$36,900	$35,494
Income tax benefit related to share-based compensation expense	(10,997)	(12,845)	(12,505)
Capitalized compensation costs	1,466	1,071	5,580
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plan
We maintain the 1999 ESPP under which participating employees may annually contribute up to 10 percent of their gross compensation (not to exceed $25,000) to purchase shares of our common stock at 85 percent of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on both the date of offering and date of purchase, and be employed customarily for at least 20 hours per week and at least five months per calendar year. We issued 155,181 shares and received $21.6 million in cash under the ESPP in 2018. At December 31, 2018, a total of 1,499,218 shares of our common stock were still available for future issuance under the ESPP.
Unrecognized Compensation Expense
As of December 31, 2018, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Weighted Average Expected Recognition Period - in Years
Stock options	$11,994	2.74
Restricted stock units	70,021	2.68
Total unrecognized share-based compensation expense	$82,015
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

Equity Incentive Plan Awards	2018	2017	2016
Weighted average expected term of options - in years	4.8	4.9	4.8
Weighted average expected volatility of the Company's underlying common stock	34.7%	33.7%	31.7%
Risk-free interest rate	2.82	1.81	1.32
Expected dividend yield	—	—	—
Weighted average grant date fair value - stock options	$105.81	$57.81	$31.17
Weighted average grant date fair value - restricted stock units	294.50	181.23	100.35
The following weighted average assumptions and fair values were used for our ESPP:

ESPP	2018	2017	2016
Expected term in years	0.5	0.5	0.5
Weighted average expected volatility of the Company's underlying common stock	32.2%	31.2%	41.8%
Risk-free interest rate	1.79	0.80	0.45
Expected dividend yield	—	—	—
Weighted average grant date fair value	$62.76	$41.70	$29.16
The expected term is based on the implied term of the stock options using factors based on historical exercise behavior. The expected volatilities are based on a blended rate consisting of our historic volatility and our expected volatility over a five-year term which is an indicator of expected volatility and future stock price trends. For 2018, 2017 and 2016, expected volatilities for the ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields of U.S. Treasury securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the year ended December 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The-Money Options
Outstanding at December 31, 2017	808,049	$105.68
Granted	90,375	305.19
Exercised	(199,659)	83.74
Forfeited	(16,769)	171.07
Expired	(2,337)	60.37
Outstanding at December 31, 2018	679,659	137.19	3.51	$46,038,508
Vested and expected to vest at December 31, 2018	662,702	135.01	3.46	45,667,197
Exercisable at December 31, 2018	410,897	100.03	2.42	36,986,923
The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $189.92 as of December 31, 2018. The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2018:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life - in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$54.75 - 67.77	51,651	0.33	$63.62	51,651	$63.62
67.78 - 79.77	98,097	1.33	71.11	98,097	71.11
79.78 - 105.84	140,703	4.27	104.92	62,996	104.70
105.85 - 108.59	116,254	2.33	107.95	116,254	107.95
108.60 - 149.65	85,263	3.27	128.62	59,319	128.27
149.66 - 173.94	2,939	5.43	169.49	735	169.49
173.95 - 180.62	93,487	5.34	178.39	20,531	178.39
180.63 - 283.09	4,588	5.99	219.46	1,314	227.04
283.10 - 324.77	86,677	6.34	305.96	—	—
Total	679,659	3.51	137.19	410,897	100.03
We expect to satisfy the exercise of stock options by issuing shares under the 2006 Incentive Plan. All future awards of stock options and restricted stock units will be issued from the 2006 Incentive Plan. At December 31, 2018, 1,816,509 shares were available for future issuance.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the year ended December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	637,667	$135.86
Granted	223,918	294.50
Vested	(219,305)	130.72
Forfeited	(44,984)	172.32
Nonvested at December 31, 2018	597,296	194.48
The following table summarizes information regarding stock option and restricted stock unit activity during 2018, 2017 and 2016:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Total intrinsic value of stock options exercised	$40,681	$36,173	$18,186
Total grant date fair value of stock options vested	5,823	6,094	7,364
Total intrinsic value of restricted stock vested	63,917	40,925	22,966
Total grant date fair value of restricted stock vested	28,813	23,383	19,454

5.	Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and our investments in qualified affordable housing projects.
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of December 31, 2018 and December 31, 2017:

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
December 31, 2018:
Assets:
Cash and cash equivalents	$9,058	$—	$—
Non-marketable and other equity securities (1)	221,646	568,272	568,272
Accrued interest receivable and other assets	228	—	—
Total assets	$230,932	$568,272	$568,272
Liabilities:
Other liabilities (1)	919	205,685	—
Total liabilities	$919	$205,685	$—
December 31, 2017:
Assets:
Cash and cash equivalents	$6,674	$—	$—
Non-marketable and other equity securities (1)	190,562	346,097	346,097
Accrued interest receivable and other assets	365	—	—
Total assets	$197,601	$346,097	$346,097
Liabilities:
Other liabilities (1)	990	100,891	—
Total liabilities	$990	$100,891	$—

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
Included in our unconsolidated non-marketable and other equity securities portfolio at December 31, 2018 and December 31, 2017 are investments in qualified affordable housing projects of $318.6 million and $174.2 million, respectively, and related other liabilities consisting of unfunded credit commitments of $205.7 million and $100.9 million, respectively.

Non-marketable and other equity securities
Our non-marketable and other equity securities portfolio primarily represents investments in venture capital and private equity funds, SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture in China ("SPD-SVB")), debt funds, private and public portfolio companies, including public equity securities held as a result of equity warrant assets exercised and investments in qualified affordable housing projects. A majority of these investments are through third-party funds held by SVB Financial in which we do not have controlling or significant variable interests. These investments represent our unconsolidated VIEs in the table above. Our non-marketable and other equity securities portfolio also includes investments from SVB Capital. SVB Capital is the funds management business of SVB Financial Group, which focuses primarily on venture capital investments. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. We have a controlling and significant variable interest in four of these SVB Capital funds and consolidate these funds for financial reporting purposes.
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
As of December 31, 2018, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $230.0 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $568.3 million.

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
The tables below provide information on the required reserve balances at the Federal Reserve, as well as shares held at the FHLB and FRB for the years ended and as of December 31, 2018 and 2017:

	Year ended December 31,
(Dollars in thousands)	2018	2017
Average required reserve balances at FRB San Francisco	$455,866	$397,235

	December 31,
(Dollars in thousands)	2018	2017
FHLB stock holdings	$17,250	$18,900
FRB stock holdings	41,628	41,120

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at December 31, 2018 and December 31, 2017:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Cash and due from banks (1)	$3,444,971	$2,672,290
Securities purchased under agreements to resell (2)	123,611	247,876
Other short-term investment securities	2,957	2,909
Total cash and cash equivalents	$3,571,539	$2,923,075

(1)
At December 31, 2018 and 2017, $1.7 billion and $0.6 billion, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $1.2 billion and $1.1 billion, respectively.

(2)
At December 31, 2018 and 2017, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $126 million and $253 million, respectively. None of these securities were sold or repledged as of December 31, 2018 and 2017.

Additional information regarding our securities purchased under agreements to resell for 2018 and 2017 are as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017
Average securities purchased under agreements to resell	$132,938	$94,094
Maximum amount outstanding at any month-end during the year	375,180	377,073

8.	Investment Securities
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
Available-for-Sale Securities
The major components of our AFS investment securities portfolio at December 31, 2018 and 2017 are as follows:

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$4,762,182	$11,638	$(35,562)	$4,738,258
U.S. agency debentures	1,090,426	61	(6,370)	1,084,117
Foreign government debt securities	5,815	—	(3)	5,812
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,922,618	—	(42,400)	1,880,218
Agency-issued collateralized mortgage obligations—variable rate	81,270	383	(15)	81,638
Total available-for-sale securities	$7,862,311	$12,082	$(84,350)	$7,790,043

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$6,865,068	$1,113	$(25,679)	$6,840,502
U.S. agency debentures	1,569,195	3,569	(5,636)	1,567,128
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	2,292,311	258	(25,534)	2,267,035
Agency-issued collateralized mortgage obligations—variable rate	372,481	1,375	(126)	373,730
Equity securities	31,953	40,525	(209)	72,269
Total available-for-sale securities	$11,131,008	$46,840	$(57,184)	$11,120,664
The following table summarizes sale activity of available-for-sale securities as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Sales proceeds	$474,482	$580,871	$2,892,460
Net realized gains and losses:
Gross realized gains	127	5,113	15,051
Gross realized losses	(867)	(10,302)	(2,856)
Net realized (losses) gains	$(740)	$(5,189)	$12,195
The following tables summarize our unrealized losses on our AFS securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2018 and 2017:

	December 31, 2018
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. Treasury securities	$494,287	$(3,785)	$3,568,119	$(31,777)	$4,062,406	$(35,562)
U.S. agency debentures	443,790	(1,602)	591,216	(4,768)	1,035,006	(6,370)
Foreign government debt securities	5,812	(3)	—	—	5,812	(3)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	13,430	(22)	1,866,788	(42,378)	1,880,218	(42,400)
Agency-issued collateralized mortgage obligations—variable rate	—	—	13,516	(15)	13,516	(15)
Total temporarily impaired securities (1)	$957,319	$(5,412)	$6,039,639	$(78,938)	$6,996,958	$(84,350)

(1)
As of December 31, 2018, we identified a total of 200 investments that were in unrealized loss positions, of which 162 investments totaling $6.0 billion with unrealized losses of $78.9 million have been in an impaired position for a period of time greater than 12 months. As of December 31, 2018, we do not intend to sell any of our impaired securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of December 31, 2018, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the fixed income securities, carried at fair value, classified as AFS as of December 31, 2018 by the remaining contractual principal maturities. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	December 31, 2018
(Dollars in thousands)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$4,738,258	$1,765,333	$2,524,484	$448,441	$—
U.S. agency debentures	1,084,117	665,750	418,367	—	—
Foreign government debt securities	5,812	—	5,812	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,880,218	—	—	16,030	1,864,188
Agency-issued collateralized mortgage obligations—variable rate	81,638	—	—	—	81,638
Total	$7,790,043	$2,431,083	$2,948,663	$464,471	$1,945,826

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Held-to-Maturity Securities
The components of our HTM investment securities portfolio at December 31, 2018 and 2017 are as follows:

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$640,990	$2,148	$(4,850)	$638,288
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	8,103,638	5,011	(157,767)	7,950,882
Agency-issued collateralized mortgage obligations—fixed rate	2,183,204	—	(62,272)	2,120,932
Agency-issued collateralized mortgage obligations—variable rate	214,483	608	(14)	215,077
Agency-issued commercial mortgage-backed securities	2,769,706	6,969	(64,374)	2,712,301
Municipal bonds and notes	1,575,421	2,304	(26,969)	1,550,756
Total held-to-maturity securities	$15,487,442	$17,040	$(316,246)	$15,188,236

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$659,979	$3,167	$(1,601)	$661,545
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	6,304,969	4,854	(43,528)	6,266,295
Agency-issued collateralized mortgage obligations—fixed rate	2,829,979	23	(54,372)	2,775,630
Agency-issued collateralized mortgage obligations—variable rate	255,782	733	(34)	256,481
Agency-issued commercial mortgage-backed securities	1,868,985	694	(25,563)	1,844,116
Municipal bonds and notes	743,761	3,452	(3,000)	744,213
Total held-to-maturity securities	$12,663,455	$12,923	$(128,098)	$12,548,280

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize our unrealized losses on our HTM securities portfolio into categories of less than 12 months and 12 months or longer as of December 31, 2018 and 2017:

	December 31, 2018
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
U.S. agency debentures	$291,432	$(2,915)	$66,624	$(1,935)	$358,056	$(4,850)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,493,156	(34,956)	3,972,690	(122,811)	6,465,846	(157,767)
Agency-issued collateralized mortgage obligations—fixed rate	16,952	(109)	2,103,980	(62,163)	2,120,932	(62,272)
Agency-issued collateralized mortgage obligations—variable rate	3,364	(1)	8,101	(13)	11,465	(14)
Agency-issued commercial mortgage-backed securities	177,697	(1,580)	1,600,277	(62,794)	1,777,974	(64,374)
Municipal bonds and notes	868,751	(17,075)	340,413	(9,894)	1,209,164	(26,969)
Total temporarily impaired securities (1)	$3,851,352	$(56,636)	$8,092,085	$(259,610)	$11,943,437	$(316,246)

(1)
As of December 31, 2018, we identified a total of 1244 investments that were in unrealized loss positions, of which 695 investments totaling $8.1 billion with unrealized losses of $259.6 million have been in an impaired position for a period of time greater than 12 months. As of December 31, 2018, we do not intend to sell any of our impaired securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of December 31, 2018, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the HTM securities portfolio are reviewed and monitored on a quarterly basis.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as HTM as of December 31, 2018. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	December 31, 2018
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency debentures	$640,990	$638,288	$—	$—	$104,550	$104,105	$536,440	$534,183	$—	$—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	8,103,638	7,950,883	—	—	155,257	152,524	885,622	859,609	7,062,759	6,938,750
Agency-issued collateralized mortgage obligations - fixed rate	2,183,204	2,120,932	—	—	—	—	483,043	466,458	1,700,161	1,654,474
Agency-issued collateralized mortgage obligations - variable rate	214,483	215,077	—	—	—	—	—	—	214,483	215,077
Agency-issued commercial mortgage-backed securities	2,769,706	2,712,301	—	—	—	—	—	—	2,769,706	2,712,301
Municipal bonds and notes	1,575,421	1,550,755	9,725	9,720	75,379	74,670	307,184	300,766	1,183,133	1,165,599
Total	$15,487,442	$15,188,236	$9,725	$9,720	$335,186	$331,299	$2,212,289	$2,161,016	$12,930,242	$12,686,201

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-marketable and Other Equity Securities
The major components of our non-marketable and other equity securities portfolio at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$118,333	$128,111
Unconsolidated venture capital and private equity fund investments (2)	201,098	98,548
Other investments without a readily determinable fair value (3)	25,668	27,680
Other equity securities in public companies (fair value accounting) (4)	20,398	310
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	129,485	89,809
Debt funds	5,826	21,183
Other investments	121,721	111,198
Investments in qualified affordable housing projects, net (6)	318,575	174,214
Total non-marketable and other equity securities	$941,104	$651,053

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2018 and 2017 (fair value accounting):

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$12,452	12.6%	$14,673	12.6%
Capital Preferred Return Fund, LP	53,957	20.0	54,147	20.0
Growth Partners, LP	50,845	33.0	58,372	33.0
CP I, LP	1,079	10.7	919	10.7
Total consolidated venture capital and private equity fund investments	$118,333		$128,111

(2)
The carrying value represents investments in 213 and 235 funds (primarily venture capital funds) at December 31, 2018 and December 31, 2017, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. Effective January 1, 2018, we adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities which eliminated the concept of cost method accounting. On a prospective basis, we will carry our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the investments. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example September 30th for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. We recorded a cumulative adjustment to opening retained earnings on January 1, 2018 for the difference between fair value and cost for these fund investments. The estimated fair value and carrying value of these venture capital and private equity fund investments was $201.1 million as of December 31, 2018. As of December 31, 2017, these investments were carried at cost and had a carrying value of $98.5 million.

(3)
Effective January 1, 2018, we adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities which eliminated the concept of cost method accounting. On a prospective basis, we have elected the measurement alternative and will report our other investments in the line item "Other investments without a readily determinable fair value". These investments include direct equity investments in private companies. The carrying value is based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. We consider a range of factors when adjusting the fair value of

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, financing transactions subsequent to the acquisition of the investment and a discount for certain investments that have lock-up restrictions or other features that indicate a discount to fair value is warranted.
The following table shows the carrying amount of other investments without a readily determinable fair value at December 31, 2018, and the amounts recognized in earnings for the year ended December 31, 2018 and on a cumulative basis:

(Dollars in thousands)	Year ended December 31, 2018	Cumulative Adjustments
Measurement alternative:
Carrying value at December 31, 2018	$25,668
Carrying value adjustments:
Impairment	$—	$—
Downward changes for observable prices	1,963	1,963
Upward changes for observable prices	1,711	1,711

(4)
Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct equity investments in public companies held by our consolidated funds. Effective January 1, 2018, we adopted ASU 2016-01, which requires equity securities to be measured at fair value with changes in the fair value recognized through net income. Prior to January 1, 2018 we reported equity securities in public companies that we held as a result of exercising public equity warrant assets in available-for-sale securities. On a prospective basis, these equity securities will be reported in non-marketable and other equity securities.

(5)	The following table shows the carrying value and our ownership percentage of each investment at December 31, 2018 and 2017 (equity method accounting):

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$4,670	8.6%	$6,342	8.6%
Strategic Investors Fund III, LP	17,396	5.9	18,758	5.9
Strategic Investors Fund IV, LP	28,974	5.0	25,551	5.0
Strategic Investors Fund V funds	28,189	Various	16,856	Various
CP II, LP (i)	7,122	5.1	6,700	5.1
Other venture capital and private equity fund investments	43,134	Various	15,602	Various
Total venture capital and private equity fund investments	$129,485		$89,809
Debt funds:
Gold Hill Capital 2008, LP (ii)	$3,901	15.5%	$18,690	15.5%
Other debt funds	1,925	Various	2,493	Various
Total debt funds	$5,826		$21,183
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$76,412	50.0%	$75,337	50.0%
Other investments	45,309	Various	35,861	Various
Total other investments	$121,721		$111,198

(i)	Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(ii)	Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(6)
The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of "other liabilities" on our consolidated balance sheets at December 31, 2018 and 2017:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Investments in qualified affordable housing projects, net	$318,575	$174,214
Other liabilities	205,685	100,891

The following table presents other information relating to our investments in qualified affordable housing projects for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Tax credits and other tax benefits recognized	$24,047	$17,296	$15,404
Amortization expense included in provision for income taxes (i)	18,876	17,362	12,145

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

The following table presents the net gains and losses on non-marketable and other equity securities in 2018, 2017 and 2016 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Net gains (losses) on non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	$20,999	$27,186	$5,964
Unconsolidated venture capital and private equity fund investments (1)	39,075	21,377	17,816
Other investments without a readily determinable fair value (1)	3,206	3,842	(45)
Other equity securities in public companies (fair value accounting) (1)	(25,483)	241	(90)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	49,341	14,472	4,070
Debt funds	541	8,950	948
Other investments	1,155	(6,276)	10,882
Total net gains on non-marketable and other equity securities	$88,834	$69,792	$39,545
Less: Realized net losses on the sales and OTTI of non-marketable and other equity securities (2)	(26,097)	(355)	(4,524)
Net gains on non-marketable and other equity securities still held	$114,931	$70,147	$44,069

(1)	Prior period amounts are not determined in a manner consistent with the current period presentation due to the adoption of ASU 2016-01.

(2)
Realized gains and losses include sales and OTTI of non-marketable and other equity securities. Includes losses of $20.8 million in losses on sales and $5.3 million of OTTI for the period ended December 31, 2018. Includes gains of $3.8 million

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and $0.2 million on sales and $4.2 million and $4.7 million of OTTI for the periods ended December 31, 2017 and 2016, respectively.

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
The composition of loans, net of unearned income of $173 million and $148 million at December 31, 2018 and 2017, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2018	2017
Commercial loans:
Software/internet	$6,154,755	$6,172,531
Hardware	1,234,557	1,193,599
Private equity/venture capital	14,110,560	9,952,377
Life science/healthcare	2,385,612	1,808,827
Premium wine	249,266	204,105
Other	321,978	365,724
Total commercial loans	24,456,728	19,697,163
Real estate secured loans:
Premium wine (1)	710,397	669,053
Consumer loans (2)	2,612,971	2,300,506
Other	40,435	42,068
Total real estate secured loans	3,363,803	3,011,627
Construction loans	97,077	68,546
Consumer loans	420,672	328,980
Total loans, net of unearned income (3)	$28,338,280	$23,106,316

(1)	Included in our premium wine portfolio are gross construction loans of $99 million and $100 million at December 31, 2018 and 2017, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)	Consumer loans secured by real estate at December 31, 2018 and 2017 were comprised of the following:

	December 31,
(Dollars in thousands)	2018	2017
Loans for personal residence	$2,251,292	$1,995,840
Loans to eligible employees	290,194	243,118
Home equity lines of credit	71,485	61,548
Consumer loans secured by real estate	$2,612,971	$2,300,506

(3)	Included within our total loan portfolio are credit card loans of $335 million and $270 million at December 31, 2018 and 2017, respectively.
Credit Quality
The composition of loans, net of unearned income of $173 million and $148 million at December 31, 2018 and 2017, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

	December 31,
(Dollars in thousands)	2018	2017
Commercial loans:
Software/internet	$6,154,755	$6,172,531
Hardware	1,234,557	1,193,599
Private equity/venture capital	14,110,560	9,952,377
Life science/healthcare	2,385,612	1,808,827
Premium wine	959,663	873,158
Other	459,490	476,338
Total commercial loans	25,304,637	20,476,830
Consumer loans:
Real estate secured loans	2,612,971	2,300,506
Other consumer loans	420,672	328,980
Total consumer loans	3,033,643	2,629,486
Total loans, net of unearned income	$28,338,280	$23,106,316

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of December 31, 2018 and 2017:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Equal to or Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
December 31, 2018:
Commercial loans:
Software/internet	$28,134	$6,944	$378	$35,456	$6,059,672	$378
Hardware	300	34	4	338	1,233,956	4
Private equity/venture capital	59,481	11	—	59,492	14,054,940	—
Life science/healthcare	16,082	817	19	16,918	2,410,091	19
Premium wine	2,953	14	—	2,967	956,285	—
Other	7,391	163	1	7,555	477,442	1
Total commercial loans	114,341	7,983	402	122,726	25,192,386	402
Consumer loans:
Real estate secured loans	3,598	1,750	1,562	6,910	2,598,496	1,562
Other consumer loans	361	—	—	361	420,359	—
Total consumer loans	3,959	1,750	1,562	7,271	3,018,855	1,562
Total gross loans excluding impaired loans	118,300	9,733	1,964	129,997	28,211,241	1,964
Impaired loans	2,843	1,181	25,092	29,116	140,958	—
Total gross loans	$121,143	$10,914	$27,056	$159,113	$28,352,199	$1,964
December 31, 2017:
Commercial loans:
Software/internet	$14,257	$6,526	$141	$20,924	$6,101,147	$141
Hardware	1,145	77	50	1,272	1,163,278	50
Private equity/venture capital	86,566	38,580	—	125,146	9,835,317	—
Life science/healthcare	4,390	191	—	4,581	1,841,692	—
Premium wine	418	—	—	418	871,074	—
Other	445	—	—	445	490,292	—
Total commercial loans	107,221	45,374	191	152,786	20,302,800	191
Consumer loans:
Real estate secured loans	2,164	532	—	2,696	2,292,980	—
Other consumer loans	796	—	—	796	327,234	—
Total consumer loans	2,960	532	—	3,492	2,620,214	—
Total gross loans excluding impaired loans	110,181	45,906	191	156,278	22,923,014	191
Impaired loans	1,344	11,902	30,403	43,649	131,212	—
Total gross loans	$111,525	$57,808	$30,594	$199,927	$23,054,226	$191

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable for the years ended December 31, 2018 and 2017:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
December 31, 2018:
Commercial loans:
Software/internet	$49,625	$65,225	$114,850	$131,858
Hardware	1,256	10,250	11,506	12,159
Private equity/venture capital	—	3,700	3,700	3,700
Life science/healthcare	17,791	16,276	34,067	44,446
Premium wine	—	1,301	1,301	1,365
Other	411	—	411	411
Total commercial loans	69,083	96,752	165,835	193,939
Consumer loans:
Real estate secured loans	3,919	320	4,239	5,969
Other consumer loans	—	—	—	—
Total consumer loans	3,919	320	4,239	5,969
Total	$73,002	$97,072	$170,074	$199,908
December 31, 2017:
Commercial loans:
Software/internet	$49,645	$61,009	$110,654	$129,006
Hardware	15,637	20,713	36,350	41,721
Private equity/venture capital	658	—	658	984
Life science/healthcare	20,521	1,166	21,687	26,360
Premium wine	—	2,877	2,877	2,911
Other	32	—	32	165
Total commercial loans	86,493	85,765	172,258	201,147
Consumer loans:
Real estate secured loans	1,331	850	2,181	3,712
Other consumer loans	422	—	422	436
Total consumer loans	1,753	850	2,603	4,148
Total	$88,246	$86,615	$174,861	$205,295

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our average impaired loans and interest income recognized on impaired loans, broken out by portfolio segment and class of financing receivable during 2018, 2017 and 2016:

Year ended December 31, (Dollars in thousands)	Average impaired loans			Interest income recognized on impaired loans
	2018	2017	2016	2018	2017	2016
Commercial loans:
Software/internet	$112,493	$119,557	$89,462	$1,513	$2,263	$1,054
Hardware	28,540	35,022	39,108	312	1,061	2,624
Private equity/venture capital	1,327	556	—	—	—	—
Life science/healthcare	30,144	30,842	40,620	756	90	155
Premium wine	2,605	3,249	2,056	68	152	28
Other	171	576	3,442	—	—	6
Total commercial loans	175,280	189,802	174,688	2,649	3,566	3,867
Consumer loans:
Real estate secured loans	4,028	1,514	588	15	—	—
Other consumer loans	358	1,804	1,136	—	—	17
Total consumer loans	4,386	3,318	1,724	15	—	17
Total average impaired loans	$179,666	$193,120	$176,412	$2,664	$3,566	$3,884
The following tables summarize the activity relating to our allowance for loan losses for 2018, 2017 and 2016 broken out by portfolio segment:

Year ended December 31, 2018 (Dollars in thousands)	Beginning Balance December 31, 2017	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance December 31, 2018

Commercial loans:
Software/internet	$96,104	$(42,315)	$5,664	$45,068	$(954)	$103,567
Hardware	27,614	(16,148)	1,849	6,555	(145)	19,725
Private equity/venture capital	82,468	(112)	13	16,485	(273)	98,581
Life science/healthcare	24,924	(6,662)	348	14,347	(777)	32,180
Premium wine	3,532	—	—	(182)	5	3,355
Other	3,941	(2,391)	3,275	(1,320)	53	3,558
Total commercial loans	238,583	(67,628)	11,149	80,953	(2,091)	260,966
Consumer loans	16,441	(289)	487	3,339	(41)	19,937
Total allowance for loan losses	$255,024	$(67,917)	$11,636	$84,292	$(2,132)	$280,903

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year ended December 31, 2017 (Dollars in thousands)	Beginning Balance December 31, 2016	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance December 31, 2017

Commercial loans:
Software/internet	$97,388	$(45,012)	$4,649	$38,462	$617	$96,104
Hardware	31,166	(10,414)	487	6,051	324	27,614
Private equity/venture capital	50,299	(323)	—	31,625	867	82,468
Life science/healthcare	25,446	(8,210)	189	7,414	85	24,924
Premium wine	4,115	—	—	(540)	(43)	3,532
Other	4,768	(1,156)	1,850	(1,459)	(62)	3,941
Total commercial loans	213,182	(65,115)	7,175	81,553	1,788	238,583
Consumer loans	12,184	(1,567)	1,363	4,386	75	16,441
Total allowance for loan losses	$225,366	$(66,682)	$8,538	$85,939	$1,863	$255,024

Year ended December 31, 2016 (Dollars in thousands)	Beginning Balance December 31, 2015	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance December 31, 2016

Commercial loans:
Software/internet	$103,045	$(68,784)	$7,278	$58,350	$(2,501)	$97,388
Hardware	23,085	(13,233)	1,667	20,851	(1,204)	31,166
Private equity/venture capital	35,282	—	—	15,114	(97)	50,299
Life science/healthcare	36,576	(9,693)	1,129	(2,543)	(23)	25,446
Premium wine	5,205	—	—	(1,260)	170	4,115
Other	4,252	(5,045)	1,880	3,373	308	4,768
Total commercial loans	207,445	(96,755)	11,954	93,885	(3,347)	213,182
Consumer loans	10,168	(102)	258	1,812	48	12,184
Total allowance for loan losses	$217,613	$(96,857)	$12,212	$95,697	$(3,299)	$225,366
The following table summarizes the activity relating to our allowance for unfunded credit commitments for 2018, 2017 and 2016:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Allowance for unfunded credit commitments, beginning balance	$51,770	$45,265	$34,415
Provision for unfunded credit commitments	3,578	6,365	10,982
Foreign currency translation adjustments	(165)	140	(132)
Allowance for unfunded credit commitments, ending balance (1)	$55,183	$51,770	$45,265

(1)
See Note 19—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional disclosures related to our commitments to extend credit.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of December 31, 2018 and 2017, broken out by portfolio segment:

	December 31, 2018				December 31, 2017
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software/internet	$28,527	$114,850	$75,040	$6,039,905	$23,088	$110,654	$73,016	$6,061,877
Hardware	1,253	11,506	18,472	1,223,051	8,450	36,350	19,164	1,157,249
Private equity/venture capital	—	3,700	98,581	14,106,860	330	658	82,138	9,951,719
Life science/healthcare	7,484	34,067	24,696	2,351,545	9,315	21,687	15,609	1,787,140
Premium wine	—	1,301	3,355	958,362	—	2,877	3,532	870,281
Other	411	411	3,147	459,079	32	32	3,909	476,306
Total commercial loans	37,675	165,835	223,291	25,138,802	41,215	172,258	197,368	20,304,572
Total consumer loans	266	4,239	19,671	3,029,404	578	2,603	15,863	2,626,883
Total	$37,941	$170,074	$242,962	$28,168,206	$41,793	$174,861	$213,231	$22,931,455
Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass,” with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans; however, we consider them as demonstrating higher risk, which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized).” When full repayment of a criticized loan has been deemed improbable under the original contractual terms but full repayment remains probable overall, the loan is considered to be a “Performing Impaired (Criticized)” loan. All of our nonaccrual loans are risk-rated 8 or 9 and are classified under the nonperforming impaired category. (For a further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of December 31, 2018 and 2017:

(Dollars in thousands)	Pass	Performing (Criticized)	Performing Impaired (Criticized)	Nonperforming Impaired (Nonaccrual)	Total
December 31, 2018:
Commercial loans:
Software/internet	$5,574,332	$520,796	$48,069	$66,781	$6,209,978
Hardware	1,146,985	87,309	10,250	1,256	1,245,800
Private equity/venture capital	14,098,281	16,151	—	3,700	14,118,132
Life science/healthcare	2,291,356	135,653	16,276	17,791	2,461,076
Premium wine	909,965	49,287	1,017	284	960,553
Other	467,653	17,344	—	411	485,408
Total commercial loans	24,488,572	826,540	75,612	90,223	25,480,947
Consumer loans:
Real estate secured loans	2,584,261	21,145	320	3,919	2,609,645
Other consumer loans	419,771	949	—	—	420,720
Total consumer loans	3,004,032	22,094	320	3,919	3,030,365
Total gross loans	$27,492,604	$848,634	$75,932	$94,142	$28,511,312
December 31, 2017:
Commercial loans:
Software/internet	$5,655,739	$466,332	$31,794	$78,860	$6,232,725
Hardware	1,112,574	51,976	20,165	16,185	1,200,900
Private equity/venture capital	9,955,082	5,381	—	658	9,961,121
Life science/healthcare	1,720,613	125,660	1,167	20,520	1,867,960
Premium wine	834,537	36,955	2,476	401	874,369
Other	469,721	21,016	—	32	490,769
Total commercial loans	19,748,266	707,320	55,602	116,656	20,627,844
Consumer loans:
Real estate secured loans	2,282,375	13,301	—	2,181	2,297,857
Other consumer loans	326,851	1,179	—	422	328,452
Total consumer loans	2,609,226	14,480	—	2,603	2,626,309
Total gross loans	$22,357,492	$721,800	$55,602	$119,259	$23,254,153

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Troubled Debt Restructurings
As of December 31, 2018 we had 17 TDRs with a total carrying value of $83.7 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. This compares to 22 TDRs with a total carrying value of $147.8 million as of December 31, 2017. There were unfunded commitments available for funding of $2.7 million to the clients associated with these TDRs as of December 31, 2018. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at December 31, 2018 and 2017:

	December 31,
(Dollars in thousands)	2018	2017
Loans modified in TDRs:
Commercial loans:
Software/internet	$58,089	$73,455
Hardware	9,665	51,132
Private equity/venture capital	—	350
Life science/healthcare	12,738	19,235
Premium wine	2,883	3,198
Total commercial loans	83,375	147,370
Consumer loans:
Other consumer loans	320	423
Total loans modified in TDRs	$83,695	$147,793
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during 2018, 2017 and 2016:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Loans modified in TDRs during the period:
Commercial loans:
Software/internet	$30,429	$42,184	$23,574
Hardware	9,665	51,132	14,870
Private equity/venture capital	—	350	—
Life science/healthcare	660	—	1,638
Premium wine	—	177	677
Total commercial loans	40,754	93,843	40,759
Consumer loans:
Other consumer loans	320	—	786
Total loans modified in TDRs during the period (1)	$41,074	$93,843	$41,545

(1)	There were $4.6 million, $3.0 million, and $3.6 million of partial charge-offs during 2018, 2017 and 2016, respectively.
During 2018, all new TDRs of $41.1 million were modified through payment deferrals granted to our clients. During 2017, $93.5 million of new TDRs were modified through payment deferrals granted to our clients and $0.3 million were modified through partial forgiveness of principal. During 2016, all new TDRs were modified through payment deferrals granted to our clients.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during their respective periods, broken out by portfolio segment and class of financing receivable, during 2018, 2017 and 2016:

	December 31
(Dollars in thousands)	2018 (1)	2017 (1)	2016
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Hardware	$—	$—	$134
Premium wine	—	—	491
Life science/healthcare	—	—	—
Total commercial loans	—	—	625
Consumer loans:
Other consumer loans	—	—	786
Total TDRs modified within the previous 12 months that defaulted in the period	$—	$—	$1,411

(1)	For both the 2018 and 2017 periods, there were no loans modified in TDRs within the previous 12 months that subsequently defaulted during the period.
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology for TDRs was necessary to determine the allowance for loan losses as of December 31, 2018.

10.	Premises and Equipment
Premises and equipment at December 31, 2018 and 2017 consisted of the following:

	December 31,
(Dollars in thousands)	2018	2017
Computer software	$217,017	$203,359
Computer hardware	70,247	63,881
Leasehold improvements	98,237	89,225
Furniture and equipment	42,319	38,146
Total	427,820	394,611
Accumulated depreciation and amortization	(298,607)	(265,929)
Premises and equipment, net	$129,213	$128,682
Depreciation and amortization expense for premises and equipment was $38.1 million, $38.0 million and $33.9 million in 2018, 2017 and 2016, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.	Deposits
The following table presents the composition of our deposits at December 31, 2018 and 2017:

	December 31,
(Dollars in thousands)	2018	2017
Noninterest-bearing demand	$39,103,422	$36,655,497
Interest bearing checking and savings accounts	648,468	556,121
Money market	7,498,205	5,975,220
Money market deposits in foreign offices	152,781	111,201
Sweep deposits in foreign offices	1,875,298	908,890
Time	50,726	47,146
Total deposits	$49,328,900	$44,254,075
The aggregate amount of time deposit accounts individually equal to or greater than $250,000 totaled $42 million and $37 million at December 31, 2018 and 2017, respectively. At December 31, 2018, time deposit accounts individually equal to or greater than $250,000 totaling $42 million were scheduled to mature within one year.

12.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at December 31, 2018 and 2017:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at December 31, 2018	December 31, 2018	December 31, 2017
Short-term borrowings:
Short-term FHLB advances	(1)	$300,000	$300,000	$700,000
Federal funds purchased		—	—	330,000
Securities sold under agreement to repurchase	(2)	319,414	319,414	—
Other short-term borrowings	(3)	11,998	11,998	3,730
Total short-term borrowings			$631,412	$1,033,730
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$347,639	$347,303
5.375% Senior Notes	September 15, 2020	350,000	348,826	348,189
Total long-term debt			$696,465	$695,492

(1)	Represents advances from the FHLB at December 31, 2018 with maturity dates through January 10, 2019.

(2)
Securities sold under repurchase agreements are effectively short-term borrowings collateralized by U.S Treasury securities. Gross repurchase agreements held at December 31, 2018 have maturity dates through January 16, 2019.

(3)	Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate annual maturities of long-term debt obligations as of December 31, 2018 are as follows:

Year ended December 31, (Dollars in thousands)	Amount
2019	$—
2020	348,826
2021	—
2022	—
2023	—
2024 and thereafter	347,639
Total	$696,465
Interest expense related to short-term borrowings and long-term debt was $46.6 million, $36.1 million and $37.3 million in 2018, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, interest expense is net of the hedge accounting impact from our interest rate swap agreements related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings was 2.62 percent as of December 31, 2018 and 1.39 percent as of December 31, 2017.

3.50% Senior Notes
In January 2015, SVB Financial issued $350 million of 3.50% Senior Notes due in January 2025. We received net proceeds of approximately $346.4 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.50% Senior Notes at December 31, 2018 was $347.6 million, which is reflective of $2.2 million of debt issuance costs and a $0.2 million discount.
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
7.0% Junior Subordinated Debentures
In October 2003, SVB Financial issued $50 million in 7.0% Junior Subordinated Debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II were cumulative and were payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. The junior subordinated debentures were mandatorily redeemable upon maturity in October 2033, or could be redeemed prior to maturity in whole or in part, at our option, at any time. On December 21, 2017, we redeemed in full the outstanding aggregate principal amount of $51.5 million of the 7.0% Junior Subordinated Debentures due October 15, 2033, relating to our 7.0% Cumulative Trust Preferred Securities issued by SVB Capital II and the remaining deferred issuance costs were recognized upon redemption.
Short-term Borrowings
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of December 31, 2018, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and loans and had a carrying value of $4.4 billion, of which $3.7 billion was available to support additional borrowings. As of December 31, 2018, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $0.9 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $1.8 billion at December 31, 2018. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $2.9 billion at December 31, 2018.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total notional or contractual amounts and fair value of our derivative financial instruments at December 31, 2018 and 2017 were as follows:

	December 31, 2018			December 31, 2017
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in thousands)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	$263,733	$4,767	$—	$50,889	$414	$—
Foreign exchange forwards	178,310	—	1,094	425,055	—	5,201
Other derivative instruments:
Equity warrant assets	223,532	149,238	—	211,253	123,763	—
Client foreign exchange forwards	2,759,878	93,876	—	2,203,643	95,035	—
Client foreign exchange forwards	2,568,085	—	85,706	2,092,207	—	90,253
Client foreign currency options	93,556	1,759	—	102,678	1,187	—
Client foreign currency options	93,579	—	1,759	102,678	—	1,187
Client interest rate derivatives (2)	1,020,416	8,499	—	726,984	11,753	—
Client interest rate derivatives	1,337,328	—	9,491	782,586	—	11,940
Total Derivatives not designated as hedging instruments		$258,139	$98,050		$232,152	$108,581

(1)	Derivative assets and liabilities are included in "accrued interest receivable and other assets" and "other liabilities", respectively, on our consolidated balance sheets.

(2)
The amount reported for December 31, 2018 reflects rule changes implemented by two central clearing houses that allow entities to elect to treat derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities. As a result, client interest rate derivatives at December 31, 2018, reflect reductions of approximately $0.4 million of derivative assets that previously would have been reported on a gross basis and approximately $212.3 million in related notional amounts for these derivative assets cleared through central clearing houses.

A summary of our derivative activity and the related impact on our consolidated statements of income for 2018, 2017 and 2016 is as follows:

		Year ended December 31,
(Dollars in thousands)	Statement of income location	2018	2017	2016
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$—	$1,053	$2,341
Changes in fair value of interest rate swaps	Other noninterest income	—	(7)	(35)
Net gains associated with interest rate risk derivatives		$—	$1,046	$2,306
Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluations of internal foreign currency instruments, net	Other noninterest income	$(373)	$33,161	$(16,676)
Gains (losses) on internal foreign exchange forward contracts, net	Other noninterest income	52	(32,286)	16,136
Net (losses) gains associated with internal currency risk		$(321)	$875	$(540)
Other derivative instruments:
Gains on revaluations of client foreign currency instruments, net	Other noninterest income	$4,998	$10,882	$4,215
Losses on client foreign exchange forward contracts, net	Other noninterest income	(4,011)	(9,969)	(5,674)
Net gains (losses) associated with client currency risk		$987	$913	$(1,459)
Net gains on equity warrant assets	Gains on equity warrant assets, net	$89,142	$54,555	$37,892
Net (losses) gains on other derivatives	Other noninterest income	$(179)	$(564)	$262

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract. The following table summarizes our assets subject to enforceable master netting arrangements as of December 31, 2018 and 2017:

(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
				Financial Instruments	Cash Collateral Received (1)
December 31, 2018:
Derivative Assets:
Foreign exchange forwards	$98,643	$—	$98,643	$(38,213)	$(11,825)	$48,605
Foreign currency options	1,759	—	1,759	(613)	(90)	1,056
Client interest rate derivatives	8,499	—	8,499	(8,416)	(83)	—
Total derivative assets:	108,901	—	108,901	(47,242)	(11,998)	49,661
Reverse repurchase, securities borrowing, and similar arrangements	123,611	—	123,611	(123,611)	—	—
Total	$232,512	$—	$232,512	$(170,853)	$(11,998)	$49,661
December 31, 2017:
Derivative Assets:
Foreign exchange forwards (2)	$95,449	$—	$95,449	$(14,570)	$(3,616)	$77,263
Foreign currency options	1,187	—	1,187	(557)	—	630
Client interest rate derivatives (2)	11,753	—	11,753	(11,627)	(114)	12
Total derivative assets:	108,389	—	108,389	(26,754)	(3,730)	77,905
Reverse repurchase, securities borrowing, and similar arrangements	247,876	—	247,876	(247,876)	—	—
Total	$356,265	$—	$356,265	$(274,630)	$(3,730)	$77,905

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
For the period ended December 31, 2017, previously reported amounts for our foreign exchange forwards and client interest rate derivatives were reclassified between "Financial Instruments" and "Cash Collateral Received" to properly reflect cash collateral received for these derivative assets subject to master netting arrangements, respectively. The correction of this immaterial error had no impact on the "Net Amount" of derivative assets subject to enforceable master netting arrangements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our liabilities subject to enforceable master netting arrangements as of December 31, 2018 and 2017:

(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
				Financial Instruments	Cash Collateral Pledged (1)
December 31, 2018:
Derivative Liabilities:
Foreign exchange forwards	$86,800	$—	$86,800	$(24,778)	$(20,732)	$41,290
Foreign currency options	1,759	—	1,759	(1,054)	—	705
Client interest rate derivatives	9,491	—	9,491	—	(9,207)	284
Total derivative liabilities:	98,050	—	98,050	(25,832)	(29,939)	42,279
Repurchase, securities lending, and similar arrangements	319,414	—	319,414	—	—	319,414
Total	$417,464	$—	$417,464	$(25,832)	$(29,939)	$361,693
December 31, 2017:
Derivative Liabilities:
Foreign exchange forwards (2)	$95,454	$—	$95,454	$(10,997)	$(69,110)	$15,347
Foreign currency options (2)	1,187	—	1,187	(501)	(130)	556
Client interest rate derivatives (2)	11,940	—	11,940	—	(11,924)	16
Total derivative liabilities: (2)	108,581	—	108,581	(11,498)	(81,164)	15,919
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total (2)	$108,581	$—	$108,581	$(11,498)	$(81,164)	$15,919

(1)
Cash collateral pledged to our counterparties in relation to market value exposures of derivative contracts in a liability position and repurchase agreements are recorded as a component of “cash and cash equivalents" on our consolidated balance sheets.

(2)
For the period ended December 31, 2017, previously reported amounts included in "Financial Instruments" were reclassified to "Cash Collateral Pledged" to properly reflect cash collateral pledged for these derivative liabilities subject to master netting arrangements. The correction of this immaterial error had no impact on the "Net Amount" of derivative liabilities subject to enforceable master netting arrangements.

14.	Noninterest Income

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for the reporting period ended December 31, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our previous accounting methodology under Topic 605. A summary of noninterest income for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Noninterest income:
Gains on investment securities, net	$88,094	$64,603	$51,740
Gains on equity warrant assets, net	89,142	54,555	37,892
Foreign exchange fees	138,812	115,760	104,183
Credit card fees	94,072	76,543	68,205
Deposit service charges	76,097	58,715	52,524
Client investment fees	130,360	56,136	32,219
Lending related fees	41,949	43,265	33,395
Letters of credit and standby letters of credit fees	34,600	28,544	25,644
Other	51,858	59,110	50,750
Total noninterest income	$744,984	$557,231	$456,552
Gains on investment securities, net
Net gains on investment securities include both gains and losses from our non-marketable and other equity securities, gains and losses from sales of our AFS debt securities portfolio, when applicable, and carried interest.
Our non-marketable and other equity securities portfolio primarily represents investments in venture capital and private equity funds, our China Joint Venture, debt funds, private and public portfolio companies, which include public equity securities held as a result of exercised equity warrant assets, and investments in qualified affordable housing projects. We experience variability in the performance of our non-marketable and other equity securities from period to period, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains from non-marketable and other equity securities for any single period are typically driven by valuation changes.
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
Gains on investment securities are recognized outside of the scope of the new revenue standard as it explicitly excludes noninterest income earned from our investment-related activities. A summary of gains and losses on investment securities for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Gains on non-marketable and other equity securities, net	$88,834	$69,792	$39,545
(Losses) gains on sales of available-for-sale debt securities, net	(740)	(5,189)	12,195
Total gains on investment securities, net	$88,094	$64,603	$51,740
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
Gains on equity warrant assets are recognized outside of the scope of the new revenue standard as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of net gains on equity warrant assets for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Equity warrant assets:
Gains on exercises, net	$58,186	$48,275	$31,197
Terminations	(5,964)	(4,422)	(3,015)
Changes in fair value, net	36,920	10,702	9,710
Total net gains on equity warrant assets	$89,142	$54,555	$37,892
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
Forward contract and option premium fees are recognized outside of the scope of the new revenue standard as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of foreign exchange fee income by instrument type for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Foreign exchange fees by instrument type:
Spot contract commissions	$127,459	$104,344	$89,354
Forward contract commissions	10,940	10,934	14,004
Option premium fees	413	482	825
Total foreign exchange fees	$138,812	$115,760	$104,183

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
Annual card service fees are recognized on a straight-line basis over a 12-month period and continue to be accounted for under ASC 310 - Receivables. A summary of credit card fees by instrument type for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Credit card fees by instrument type:
Card interchange fees, net	$74,381	$60,224	$51,513
Merchant service fees	14,420	11,584	12,783
Card service fees	5,271	4,735	3,909
Total credit card fees	$94,072	$76,543	$68,205
Deposit service charges
Deposit service charges include fees earned from performing cash management activities and other deposit account services. Deposit services include, but are not limited to, the following: receivables services, which include merchant services, remote capture, lockbox, electronic deposit capture, and fraud control services. Payment and cash management products and services include wire transfer and automated clearing house payment services to enable clients to transfer funds more quickly, as well as business bill pay, business credit and debit cards, account analysis, and disbursement services. Deposit service charges are recognized over the period in which the related performance obligation is provided, generally on a monthly basis, and are presented in the "Disaggregation of Revenue from Contracts with Customers" table below.
Client investment fees
Client investment fees include fees earned from discretionary investment management services for substantially all clients, managing clients’ portfolios based on their investment policies, strategies and objectives and investment advisory fees. Revenue is recognized on a monthly basis upon completion of our performance obligation and consideration is typically received in the subsequent month. Included in our sweep money market fees are Rule 12(b)-1 fees, revenue sharing and customer transactional-based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period, typically monthly. Transactional based fees are earned and recognized on fixed income securities when the transaction is executed on the clients' behalf. Amounts paid to third-party service providers are predominantly expensed, such that client investment fees are recorded gross of payments made to third parties. A summary of client investment fees by instrument type for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Client investment fees by type:
Sweep money market fees	$75,654	$28,485	$15,147
Asset management fees (1)	23,882	16,831	15,389
Repurchase agreement fees	30,824	10,820	1,683
Total client investment fees (2)	$130,360	$56,136	$32,219

(1)	Represents fees earned from investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)	Represents fees earned on client investment funds which are maintained at third-party financial institutions and are not recorded on our balance sheet.
Lending related fees
Unused commitment fees, minimum finance fees and unused line fees are recognized as earned on a monthly basis. Fees that qualify for syndication treatment are recognized at the completion of the syndicated loan deal for which the fees were received.
Lending related fees are recognized outside of the scope of the new revenue standard as it explicitly excludes noninterest income earned from our lending-related activities. A summary of lending related fees by instrument type for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Lending related fees by instrument type:
Unused commitment fees	$32,452	$34,110	$25,654
Other	9,497	9,155	7,741
Total lending related fees	$41,949	$43,265	$33,395
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
A summary of other noninterest income by instrument type for 2018, 2017 and 2016 is as follows:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Other noninterest income by instrument type:
Fund management fees	$23,016	$21,214	$19,195
Net gains (losses) on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	666	1,788	(1,999)
Other service revenue	28,176	36,108	33,554
Total other noninterest income	$51,858	$59,110	$50,750

(1)
Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.

Disaggregation of Revenue from Contracts with Customers
The following table presents our revenues from contracts with customers disaggregated by revenue source and segment for the year ended December 31, 2018:

(Dollars in thousands)	Global Commercial Bank	SVB Private Bank	SVB Capital	Other Income	Total
Revenue from contracts with customers:
Spot contract commissions	$126,445	$691	$—	$323	$127,459
Card interchange fees, gross	134,074	—	—	428	134,502
Merchant service fees	14,415	4	—	1	14,420
Deposit service charges	74,348	108	—	1,641	76,097
Client investment fees	53,179	1,526	—	75,655	130,360
Fund management fees	—	—	23,016	—	23,016
Correspondent bank rebates	5,802	—	—	—	5,802
Total revenue from contracts with customers	$408,263	$2,329	$23,016	$78,048	$511,656

Revenues outside the scope of ASC 606 (1)	36,384	(48)	78,165	118,827	233,328
Total noninterest income	$444,647	$2,281	$101,181	$196,875	$744,984

(1)	Amounts are accounted for under separate guidance than ASC 606.
15. Other Noninterest Expense
A summary of other noninterest expense for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Lending and other client related processing costs	$24,237	$23,768	$19,867
Telephone	9,404	10,647	9,793
Data processing services	10,811	10,251	9,014
Dues and publications	4,605	3,263	2,828
Postage and supplies	2,799	2,797	2,851
Other	21,682	21,419	17,890
Total other noninterest expense	$73,538	$72,145	$62,243

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions. The components of our provision for income taxes for 2018, 2017 and 2016 were as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Current provision:
Federal	$249,358	$263,231	$195,249
State	123,264	67,046	59,319
Deferred (benefit) expense:
Federal	(11,777)	24,654	(3,560)
State	(9,284)	532	(675)
Income tax expense	$351,561	$355,463	$250,333
Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The reconciliation between the federal statutory income tax rate and our effective income tax rate for 2018, 2017 and 2016, is as follows:

	December 31,
(Dollars in thousands)	2018	2017	2016
Federal statutory income tax rate	21.0%	35.0%	35.0%
State income taxes, net of the federal tax effect	7.2	5.8	5.9
Net deferred tax assets revaluation (TCJ Act)	—	4.3	—
Meals and entertainment	0.3	0.3	0.4
Disallowed officers' compensation	0.2	0.1	0.1
FDIC premiums	0.5	—	—
Share-based compensation expense on incentive stock options and ESPP	(1.4)	(2.1)	—
Qualified affordable housing project tax credits	(0.3)	(0.4)	(0.5)
Tax-exempt interest income	(0.6)	(0.3)	(0.2)
Valuation allowance benefit	—	—	(0.3)
Other, net	(0.4)	(0.7)	(0.9)
Effective income tax rate	26.5%	42.0%	39.5%

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities at December 31, 2018 and 2017, consisted of the following:

	December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$93,580	$84,812
Net unrealized losses on AFS debt securities	19,704	12,404
Share-based compensation expense	10,642	9,418
State income taxes	13,854	9,186
Accrued compensation	8,291	8,336
Deferred rent	7,940	8,169
Other accruals	7,061	7,165
Net operating loss	2,447	2,300
Loan fee income and costs	—	1,189
Other	11,339	3,639
Deferred tax assets	174,858	146,618
Valuation allowance	(2,107)	(2,624)
Net deferred tax assets after valuation allowance	172,751	143,994

Deferred tax liabilities:
Derivative equity warrant assets	(32,861)	(29,127)
Change in accounting method (section 481(a))	(8,034)	(15,953)
Net unrealized gains on AFS equity securities	—	(11,145)
Non-marketable and other equity securities	(45,759)	(10,724)
Premises and equipment and other intangibles	(10,284)	(9,223)
Other	(10,380)	(3,977)
Deferred tax liabilities	(107,318)	(80,149)
Net deferred tax assets	$65,433	$63,845
At December 31, 2018 and 2017, U.S. federal net operating loss carryforwards totaled $2.2 million and $2.5 million, respectively. Our foreign net operating loss carryforwards totaled $7.6 million and $10.6 million at December 31, 2018 and 2017, respectively. These net operating loss carryforwards expire at various dates beginning in 2022.
Currently, we believe that it is more likely than not that the benefit from these net operating loss carryforwards, which are associated with our former eProsper business unit, part of SVB Analytics, and our Germany operations, will not be realized in the near term due to uncertainties in the timing of future profitability in those businesses. In recognition of this, our valuation allowance is $2.1 million on the deferred tax assets related to these net operating loss carryforwards and research and development credits at December 31, 2018. We believe it is more likely than not that the remaining deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. Therefore, no valuation allowance was provided for the remaining deferred tax assets.
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal and California tax returns as major tax filings. Our U.S. federal tax returns for 2015 and subsequent years remain open to full examination. Our California tax returns for 2013 and subsequent tax years remain open to full examination.
At December 31, 2018, our unrecognized tax benefit was $12.7 million, the recognition of which would reduce our income tax expense by $10.1 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the years ended December 31, 2018, 2017 and 2016.
A summary of changes in our unrecognized tax benefit (including interest and penalties) for December 31, 2018, 2017 and 2016 is as follows:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefit	Interest and Penalties	Total
Balance at December 31, 2015	$3,357	$301	$3,658
Additions for tax positions for current year	793	—	793
Additions for tax positions for prior years	1,427	166	1,593
Reduction for tax positions for prior years	(271)	(16)	(287)
Lapse of the applicable statute of limitations	(37)	(9)	(46)
Balance at December 31, 2016	$5,269	$442	$5,711
Additions for tax positions for current year	3,141	—	3,141
Additions for tax positions for prior years	3,378	754	4,132
Reduction for tax positions for prior years	(223)	(1)	(224)
Lapse of the applicable statute of limitations	(60)	(17)	(77)
Balance at December 31, 2017	$11,505	$1,178	$12,683
Additions for tax positions for current year	4,171	—	4,171
Additions for tax positions for prior years	631	823	1,454
Reduction for tax positions for prior years	(1,865)	(243)	(2,108)
Lapse of the applicable statute of limitations	(435)	(86)	(521)
Reduction as a result of settlement	(1,318)	$(222)	$(1,540)
Balance at December 31, 2018	$12,689	$1,450	$14,139

17.	Employee Compensation and Benefit Plans
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of expenses incurred under certain employee compensation and benefit plans for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Incentive Compensation Plan	$160,293	$125,584	$96,892
Direct Drive Incentive Compensation Plan	40,578	18,721	21,174
Retention Program	1,438	1,317	1,475
Warrant Incentive Plan	9,112	15,386	4,954
Deferred Compensation Plan	—	203	1,318
SVBFG 401(k) Plan	21,323	17,860	16,078
SVBFG ESOP	6,435	4,719	3,159
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
Retention Program
The Retention Program (“RP”) is a long-term incentive plan that allows designated employees to share directly in our investment success. Plan participants were granted an interest in the distributions of gains from certain designated investments made by us during the applicable year. Specifically, participants share in: (i) returns from designated investments made by us, including investments in certain venture capital and private equity funds, debt funds, and direct equity investments in companies; (ii) net income realized from the exercise of, and the subsequent sale of shares obtained through the exercise of, warrants held by us; and (iii) other designated amounts as determined by us. Since 2009, no new participants have been added and no new investments have been designated to the plan.
Warrant Incentive Plan
The Warrant Incentive Plan provides individual and team awards to those employees who negotiate warrants on our behalf. Designated participants, as determined by the Company, share in the cash proceeds received by the Company from the exercise of equity warrant assets.
Deferred Compensation Plan
Under the Deferred Compensation Plan (the “DC Plan”), eligible employees may elect to defer up to 50 percent of their base salary and/or up to 100 percent of any eligible bonus payment earned during the plan year. Any amounts deferred under the DC Plan will be invested and administered by us (or such person we designate). We do not match employee deferrals to the DC Plan. From time to time, we may also offer deferred special retention incentives and employer contributions under this plan to key plan participants. The deferred incentives and employer contributions are eligible for investment in the DC Plan during the retention qualifying period or vesting period.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Voluntary deferrals under the DC Plan were $5.5 million in 2018 and 2017 and $4.4 million in 2016, respectively. The DC Plan overall, had investment losses of $1.7 million in 2018 and gains of $4.7 million and $2.4 million in 2017 and 2016, respectively.
401(k) and ESOP
The 401(k) Plan and ESOP, collectively referred to as the “Plan”, is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular U.S. employees are eligible to participate.
Employees participating in the 401(k) Plan are allowed to contribute up to 75 percent of their pre-tax pay as defined in the Plan, up to the maximum annual amount allowable under federal income tax regulations of $18,500 for 2018 and $18,000 for the 2017 and 2016. We match the employee's contributions dollar-for-dollar, up to five percent of the employee's pre-tax pay as defined in the Plan. Our matching contributions vest immediately. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.
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
EHOP
The EHOP is a benefit plan that provides for the issuance of mortgage loans at discounted interest rates to eligible employees. Eligible employees may apply for an adjustable rate mortgage for their primary residence, which is a 30 year loan and has an initial fixed interest rate for five, seven, or ten years after which a floating rate will be set annually. Applicants must qualify for a loan through the normal mortgage review and approval process, which is typical of industry standards. The maximum loan amount generally cannot be greater than 80 percent of the lesser of the purchase price or the appraised value. The interest rate on the fixed-rate loan is written at the then market rate for five year (5/1), seven year (7/1), or ten year (10/1) mortgage loans as determined by us. Floating rates applied at the end of the fixed-rate period will be reset annually at 12 month LIBOR plus two and one quarter percent. For additional details, see Note 9—“Loans, Allowance for Loan Losses and Allowance for Unfunded Credit Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

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

19.	Off-Balance Sheet Arrangements, Guarantees and Other Commitments
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commitments to Extend Credit
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit at December 31, 2018 and 2017, respectively:

	December 31,
(Dollars in thousands)	2018	2017
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,839,190	$1,478,157
Variable interest rate commitments	14,821,815	14,034,169
Total loan commitments available for funding	16,661,005	15,512,326
Commercial and standby letters of credit (2)	2,252,016	1,950,211
Total unfunded credit commitments	$18,913,021	$17,462,537
Commitments unavailable for funding (3)	$2,723,835	$2,117,057
Allowance for unfunded credit commitments (4)	55,183	51,770

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	Our allowance for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
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
The table below summarizes our commercial and standby letters of credit at December 31, 2018. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$2,043,767	$33,570	$2,077,337	$2,077,337
Performance standby letters of credit	133,259	3,746	137,005	137,005
Commercial letters of credit	37,323	351	37,674	37,674
Total	$2,214,349	$37,667	$2,252,016	$2,252,016
Deferred fees related to financial and performance standby letters of credit were $14.1 million at December 31, 2018 and $12.4 million at December 31, 2017. At December 31, 2018, collateral in the form of cash of $1.2 billion was available to us to reimburse losses, if any, under financial and performance standby letters of credit.
Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which generally makes investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at December 31, 2018:

(Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (3)
CP I, LP	$6,000	$270	10.7%
CP II, LP (1)	1,200	162	5.1
Shanghai Yangpu Venture Capital Fund (LP)	843	—	6.8
Strategic Investors Fund, LP	15,300	688	12.6
Strategic Investors Fund II, LP	15,000	1,050	8.6
Strategic Investors Fund III, LP	15,000	1,275	5.9
Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V funds	515	131	Various
Capital Preferred Return Fund, LP	12,688	—	20.0
Growth Partners, LP	24,670	1,340	33.0
Debt funds (equity method accounting)	58,493	—	Various
Other fund investments (2)	295,722	8,011	Various
Total	$457,670	$15,252

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership of 3.8 percent through our investment in Strategic Investors Fund II, LP.

(2)	Represents commitments to 216 funds (primarily venture capital funds) where our ownership interest is generally less than five percent of the voting interests of each such fund.

(3)
We are subject to the Volcker Rule which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Part I, Item 1 of this report.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at December 31, 2018:

(Dollars in thousands)	Unfunded Commitments
Strategic Investors Fund, LP	$1,338
Capital Preferred Return Fund, LP	1,936
Growth Partners, LP	2,575
Total	$5,849
Operating Leases
We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2030, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum future payments under noncancelable operating leases as of December 31, 2018:

Year ended December 31, (Dollars in thousands)	Amount
2019	$38,609
2020	37,575
2021	35,854
2022	31,659
2023	30,904
2024 and thereafter	49,071
Net minimum operating lease payments	$223,672

Rent expense for premises and equipment leased under operating leases totaled $34.6 million, $31.3 million and $24.8 million in 2018, 2017 and 2016, respectively.

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
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2018
Assets
Available-for-sale securities:
U.S. Treasury securities	$4,738,258	$—	$—	$4,738,258
U.S. agency debentures	—	1,084,117	—	1,084,117
Foreign government debt securities	5,812	—	—	5,812
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations— fixed rate	—	1,880,218	—	1,880,218
Agency-issued collateralized mortgage obligations— variable rate	—	81,638	—	81,638
Total available-for-sale securities	4,744,070	3,045,973	—	7,790,043
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	318,352
Venture capital and private equity fund investments not measured at net asset value (1)	—	—	1,079	1,079
Other equity securities in public companies	1,181	19,217	—	20,398
Total non-marketable and other equity securities (fair value accounting)	1,181	19,217	1,079	339,829
Other assets:
Foreign exchange forward and option contracts	—	100,402	—	100,402
Equity warrant assets	—	4,039	145,199	149,238
Client interest rate derivatives	—	8,499	—	8,499
Total assets	$4,745,251	$3,178,130	$146,278	$8,388,011
Liabilities
Foreign exchange forward and option contracts	$—	$88,559	$—	$88,559
Client interest rate derivatives	—	9,491	—	9,491
Total liabilities	$—	$98,050	$—	$98,050

(1)	Included in Level 3 assets is $0.9 million attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2017
Assets
Available-for-sale securities:
U.S. Treasury securities	$6,840,502	$—	$—	$6,840,502
U.S. agency debentures	—	1,567,128	—	1,567,128
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations— fixed rate	—	2,267,035	—	2,267,035
Agency-issued collateralized mortgage obligations— variable rate	—	373,730	—	373,730
Equity securities	158	72,111	—	72,269
Total available-for-sale securities	6,840,660	4,280,004	—	11,120,664
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	127,192
Venture capital and private equity fund investments not measured at net asset value (1)	—	—	919	919
Other equity securities in public companies (1)	310	—	—	310
Total non-marketable and other equity securities (fair value accounting)	310	—	919	128,421
Other assets:
Foreign exchange forward and option contracts	—	96,636	—	96,636
Equity warrant assets	—	2,432	121,331	123,763
Client interest rate derivatives	—	11,753	—	11,753
Total assets	$6,840,970	$4,390,825	$122,250	$11,481,237
Liabilities
Foreign exchange forward and option contracts	$—	$96,641	$—	$96,641
Client interest rate derivatives	—	11,940	—	11,940
Total liabilities	$—	$108,581	$—	$108,581

(1)
Included in Level 1 and Level 3 assets are $0.2 million and $0.8 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for 2018, 2017 and 2016, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses), net Included in Income	Sales/Exits	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Year ended December 31, 2018:
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$919	$457	$—	$—	$(297)	$—	$1,079
Other assets:
Equity warrant assets (2)	121,331	87,982	(78,752)	17,941	—	(3,303)	145,199
Total assets	$122,250	$88,439	$(78,752)	$17,941	$(297)	$(3,303)	$146,278
Year ended December 31, 2017:
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$2,040	$971	$(2,092)	$—	$—	$—	$919
Other assets:
Equity warrant assets (2)	128,813	54,263	(74,769)	14,537	—	(1,513)	121,331
Total assets	$130,853	$55,234	$(76,861)	$14,537	$—	$(1,513)	$122,250
Year ended December 31, 2016:
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$2,040	$(21)	$(4)	$—	$25	$—	$2,040
Other assets:
Equity warrant assets (2)	135,168	38,091	(56,643)	13,405	—	(1,208)	128,813
Total assets	$137,208	$38,070	$(56,647)	$13,405	$25	$(1,208)	$130,853

(1)	Realized and unrealized gains (losses) are recorded in the line item “Gains on investment securities, net,” a component of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net,” a component of noninterest income.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at December 31, 2018 and 2017, respectively:

	Year ended December 31,
(Dollars in thousands)	2018	2017
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$160	$(444)
Other assets:
Equity warrant assets (2)	37,564	11,174
Total unrealized gains, net	$37,724	$10,730
Unrealized gains (losses) attributable to noncontrolling interests (1)	$143	$(397)

(1)	Unrealized gains are recorded on the line item “gains on investment securities, net,” a component of noninterest income.

(2)	Unrealized gains are recorded on the line item “gains on equity warrant assets, net,” a component of noninterest income.
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at December 31, 2018 and 2017. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
December 31, 2018:
Venture capital and private equity fund investments (fair value accounting)	$1,079	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	2,757	Black-Scholes option pricing model	Volatility	54.7%
			Risk-Free interest rate	2.6
			Sales restrictions discount (2)	18.5
Equity warrant assets (private portfolio)	142,442	Black-Scholes option pricing model	Volatility	38.5
			Risk-Free interest rate	2.5
			Marketability discount (3)	17.7
			Remaining life assumption (4)	45.0
December 31, 2017:
Venture capital and private equity fund investments (fair value accounting)	$919	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,936	Black-Scholes option pricing model	Volatility	47.9%
			Risk-Free interest rate	2.1
			Sales restrictions discount (2)	15.5
Equity warrant assets (private portfolio)	119,395	Black-Scholes option pricing model	Volatility	36.7
			Risk-Free interest rate	1.8
			Marketability discount (3)	16.4
			Remaining life assumption (4)	45.0

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

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on terminations and exercises. At December 31, 2018, the weighted average contractual remaining term was 6.1 years, compared to our estimated remaining life of 2.7 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

During 2018, 2017 and 2016, we did not have any transfers between Level 2 and Level 1 or transfers between Level 3 and Level 1. All other transfers from Level 3 to Level 2 during 2018, 2017 and 2016 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial Instruments not Carried at Fair Value
FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at December 31, 2018 and 2017:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
December 31, 2018:
Financial assets:
Cash and cash equivalents	$3,571,539	$3,571,539	$3,571,539	$—	$—
Held-to-maturity securities	15,487,442	15,188,236	—	15,188,236	—
Non-marketable securities not measured at net asset value	131,453	131,453	—	—	131,453
Non-marketable securities measured at net asset value	151,247	151,247	—	—	—
Net commercial loans	25,043,671	25,463,968	—	—	25,463,968
Net consumer loans	3,013,706	3,064,093	—	—	3,064,093
FHLB and Federal Reserve Bank stock	58,878	58,878	—	—	58,878
Financial liabilities:
Short-term borrowings	631,412	631,412	—	631,412	—
Non-maturity deposits (1)	49,278,174	49,278,174	49,278,174	—	—
Time deposits	50,726	50,337	—	50,337	—
3.50% Senior Notes	347,639	336,088	—	336,088	—
5.375% Senior Notes	348,826	361,281	—	361,281	—
Off-balance sheet financial assets:
Commitments to extend credit	—	22,930	—	—	22,930
December 31, 2017:
Financial assets:
Cash and cash equivalents	$2,923,075	$2,923,075	$2,923,075	$—	$—
Held-to-maturity securities	12,663,455	12,548,280	—	12,548,280	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	120,019	126,345	—	—	126,345
Non-marketable securities (cost and equity method accounting) measured at net asset value	228,399	331,496	—	—	—
Net commercial loans	20,238,247	20,520,623	—	—	20,520,623
Net consumer loans	2,613,045	2,593,538	—	—	2,593,538
FHLB and Federal Reserve Bank stock	60,020	60,020	—	—	60,020
Financial liabilities:
Short-term borrowings	1,033,730	1,033,730	1,033,730	—	—
Non-maturity deposits (1)	44,206,929	44,206,929	44,206,929	—	—
Time deposits	47,146	46,885	—	46,885	—
3.50% Senior Notes	347,303	352,058	—	352,058	—
5.375% Senior Notes	348,189	374,483	—	374,483	—
Off-balance sheet financial assets:
Commitments to extend credit	—	22,208	—	—	22,208

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of December 31, 2018:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$318,352	$318,352	$12,973
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	129,485	129,485	4,943
Debt funds (2)	5,826	5,826	—
Other investments (2)	15,936	15,936	886
Total	$469,599	$469,599	$18,802

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds (consolidated VIEs) and investments in venture capital and private equity fund investments (unconsolidated VIEs). Collectively, these investments in venture capital and private equity funds are primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $87.1 million and $4.4 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
SVB Financial and the Bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the California Department of Business Oversight - Division of Financial Institutions. The Federal Deposit Insurance Corporation Improvement Act of 1991 required that the federal regulatory agencies adopt regulations defining five capital categories for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.
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
As of December 31, 2018, both SVB Financial and the Bank were considered “well-capitalized” for regulatory purposes under existing capital guidelines.  There are no conditions or events since that date that management believes would have a material impact on that capital category.
The following table presents the capital ratios for the Company and the Bank under federal regulatory guidelines, compared to the minimum regulatory capital requirements for an adequately capitalized and a well-capitalized depository institution, as of December 31, 2018 and 2017:

	Capital Ratios			Capital Amounts
(Dollars in thousands)	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum
December 31, 2018:
CET 1 risk-based capital:
SVB Financial	13.41%	6.5%	4.5%	$5,167,270	$2,504,310	$1,733,753
Bank	12.41	6.5	4.5	4,604,689	2,411,765	1,669,684
Tier 1 risk-based capital:
SVB Financial	13.58	8.0	6.0	5,231,476	3,082,228	2,311,671
Bank	12.41	8.0	6.0	4,604,689	2,968,326	2,226,245
Total risk-based capital:
SVB Financial	14.45	10.0	8.0	5,567,562	3,852,785	3,082,228
Bank	13.32	10.0	8.0	4,940,776	3,710,408	2,968,326
Tier 1 leverage:
SVB Financial	9.06	N/A	4.0	5,231,476	N/A	2,308,592
Bank	8.10	5.0	4.0	4,604,689	2,841,139	2,272,912
December 31, 2017:
CET 1 risk-based capital:
SVB Financial	12.78%	6.5%	4.5%	$4,182,315	$2,127,902	$1,473,163
Bank	12.06	6.5	4.5	3,787,988	2,041,227	1,413,157
Tier 1 risk-based capital:
SVB Financial	12.97	8.0	6.0	4,246,606	2,618,957	1,964,218
Bank	12.06	8.0	6.0	3,787,988	2,512,279	1,884,209
Total risk-based capital:
SVB Financial	13.96	10.0	8.0	4,571,542	3,273,696	2,618,957
Bank	13.04	10.0	8.0	4,094,782	3,140,349	2,512,279
Tier 1 leverage:
SVB Financial	8.34	N/A	4.0	4,246,606	N/A	2,036,138
Bank	7.56	5.0	4.0	3,787,988	2,504,636	2,003,709

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22.	Segment Reporting
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated results.
Our segment information for 2018, 2017 and 2016 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Year ended December 31, 2018
Net interest income	$1,623,488	$64,902	$23	$205,575	$1,893,988
Provision for credit losses	(80,953)	(3,339)	—	(3,578)	(87,870)
Noninterest income	444,647	2,281	101,181	196,875	744,984
Noninterest expense (3)	(793,159)	(25,064)	(22,792)	(347,178)	(1,188,193)
Income before income tax expense (4)	$1,194,023	$38,780	$78,412	$51,694	$1,362,909
Total average loans, net of unearned income	$22,354,305	$2,850,271	$—	$425,944	$25,630,520
Total average assets (5)	53,012,381	2,546,904	380,543	(710,768)	55,229,060
Total average deposits	46,039,570	1,502,308	—	533,466	48,075,344
Year ended December 31, 2017
Net interest income	$1,274,366	$58,131	$48	$87,824	$1,420,369
Provision for credit losses	(81,553)	(4,386)	—	(6,365)	(92,304)
Noninterest income	363,759	2,175	58,992	132,305	557,231
Noninterest expense (3)	(707,666)	(17,693)	(19,340)	(265,956)	(1,010,655)
Income (loss) before income tax expense (4)	$848,906	$38,227	$39,700	$(52,192)	$874,641
Total average loans, net of unearned income	$18,479,793	$2,423,078	$—	$256,523	$21,159,394
Total average assets (5)	46,302,350	2,449,763	325,939	(697,780)	48,380,272
Total average deposits	41,043,731	1,303,542	—	397,875	42,745,148
Year ended December 31, 2016
Net interest income (expense)	$1,040,712	$53,582	$(49)	$56,278	$1,150,523
Provision for credit losses	(93,885)	(1,812)	—	(10,982)	(106,679)
Noninterest income	318,366	2,713	49,365	86,108	456,552
Noninterest expense (3)	(630,655)	(12,379)	(15,546)	(201,217)	(859,797)
Income (loss) before income tax expense (4)	$634,538	$42,104	$33,770	$(69,813)	$640,599
Total average loans, net of unearned income	$16,047,545	$2,025,381	$—	$210,665	$18,283,591
Total average assets (5)	41,495,332	2,047,513	338,848	105,758	43,987,451
Total average deposits	37,301,483	1,133,425	—	324,151	38,759,059

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within "Other Items."

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

(3)	The Global Commercial Bank segment includes direct depreciation and amortization of $21.8 million, $25.3 million and $24.9 million for 2018, 2017 and 2016, respectively.

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

23.	Parent Company Only Condensed Financial Information
The condensed balance sheets of SVB Financial at December 31, 2018 and 2017, and the related condensed statements of income, comprehensive income and cash flows for 2018, 2017 and 2016, are presented below:
Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2018	2017
Assets:
Cash and cash equivalents	$553,049	$457,324
Investment securities	510,836	485,220
Other assets	204,301	196,974
Investment in subsidiaries:
Bank subsidiary	4,554,813	3,762,542
Nonbank subsidiaries	116,968	90,540
Total assets	$5,939,967	$4,992,600

Liabilities and SVBFG stockholders’ equity:
3.50% Senior Notes	$347,639	$347,303
5.375% Senior Notes	348,826	348,189
Other liabilities	127,293	117,313
Total liabilities	$823,758	$812,805
SVBFG stockholders’ equity	5,116,209	4,179,795
Total liabilities and SVBFG stockholders’ equity	$5,939,967	$4,992,600
Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest income	$3,307	$2,077	$690
Interest expense	(32,037)	(34,932)	(35,316)
Dividend income from bank subsidiary	140,000	90,000	40,000
Gains on equity warrant assets, net (1)	89,142	54,555	37,892
Gains on investment securities, net	13,546	37,132	20,644
Fund management fees and other noninterest income (1)	26,388	24,613	21,913
General and administrative expenses	(70,976)	(63,077)	(55,139)
Income tax (expense) benefit	(14,383)	10,367	423
Income before net income of subsidiaries	154,987	120,735	31,107
Equity in undistributed net income of bank subsidiary	793,641	356,769	339,629
Equity in undistributed net income of nonbank subsidiaries	25,212	13,002	11,949
Net income available to common stockholders	$973,840	$490,506	$382,685

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
Our consolidated statements of income for the year ended December 31, 2016 was modified from prior periods’ presentation to conform to the current period's presentation, which reflects a new line item to separately disclose net gains on equity warrant assets. In prior periods, net gains on equity warrant assets were reported as a component of net gains on derivative instruments.

Condensed Statements of Comprehensive Income

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Net income available to common stockholders	$973,840	$490,506	$382,685
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	(4,107)	3,769	3,071
Changes in unrealized holding gains and losses on AFS securities	120	22,285	654
Equity in other comprehensive (losses) income of bank and nonbank subsidiaries	(19,171)	(50,956)	4,301
Reclassifications to retained earnings for the adoption of new accounting guidance (1)	(29,490)	—	—
Other comprehensive (loss) income, net of tax	(52,648)	(24,902)	8,026
Total comprehensive income	$921,192	$465,604	$390,711

(1)	See Note 2- "Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" under Part II, Item 8 of this report for additional details.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income available to common stockholders	$973,840	$490,506	$382,685
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on equity warrant assets, net	(89,142)	(54,555)	(37,892)
Gains on investment securities, net (1)	(13,546)	(17,060)	(3,106)
Distributions of earnings from investment securities (1)	47,596	14,015	3,137
Net income of bank subsidiary	(933,641)	(446,769)	(379,629)
Net income on nonbank subsidiaries	(25,212)	(13,002)	(11,949)
Cash dividends from bank subsidiary	140,000	90,000	40,000
Amortization of share-based compensation	45,675	36,900	35,494
Decrease in other assets	51,169	12,959	35,699
Increase in other liabilities	21,619	11,774	15,293
Other, net	(31,024)	316	2,999
Net cash provided by operating activities	187,334	125,084	82,731

Cash flows from investing activities:
Net decrease (increase) in investment securities from purchases, sales and maturities	73,742	(152,015)	34,055
Net decrease (increase) in loans	—	13,337	(3,478)
Increase in investment in bank subsidiary	(31,292)	(38,927)	(14,738)
(Increase) decrease in investment in nonbank subsidiaries	(5,323)	34,374	1,924
Net cash provided by (used for) investing activities	37,127	(143,231)	17,763

Cash flows from financing activities:
Principal payments of long-term debt	—	(51,546)	—
Proceeds from issuance of common stock, ESPP and ESOP	18,387	27,003	26,147
Common stock repurchase	(147,123)	—	—
Tax effect from stock exercises (1)	—	—	(3,640)
Net cash (used for) provided by financing activities	(128,736)	(24,543)	22,507
Net increase (decrease) in cash and cash equivalents	95,725	(42,690)	123,001
Cash and cash equivalents at beginning of period	457,324	500,014	377,013
Cash and cash equivalents at end of period	$553,049	$457,324	$500,014

(1)	See Note 2- "Summary of Significant Accounting Policies" of the "Notes to Consolidated Financial Statements" under Part II, Item 8 of this report for additional details.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24.	Unaudited Quarterly Financial Data
Our supplemental consolidated financial information for each three month period in 2018 and 2017 are as follows:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
2018:
Interest income	$432,398	$481,301	$513,313	$542,897
Interest expense	12,535	14,858	20,091	28,437
Net interest income	419,863	466,443	493,222	514,460
Provision for credit losses	27,972	29,080	17,174	13,644
Noninterest income	155,518	192,689	210,070	186,707
Noninterest expense	265,417	305,739	309,445	307,592
Income before income tax expense	281,992	324,313	376,673	379,931
Income tax expense	73,966	77,287	95,308	105,000
Net income before noncontrolling interests	208,026	247,026	281,365	274,931
Net income attributable to noncontrolling interests	(13,065)	(9,228)	(6,548)	(8,667)
Net income available to common stockholders	$194,961	$237,798	$274,817	$266,264
Earnings per common share—basic	$3.69	$4.48	$5.16	$5.01
Earnings per common share—diluted	3.63	4.42	5.10	4.96
2017:
Interest income	$320,926	$353,927	$385,271	$405,016
Interest expense	10,933	11,231	11,297	11,310
Net interest income	309,993	342,696	373,974	393,706
Provision for credit losses	30,734	15,806	23,522	22,242
Noninterest income	117,659	128,528	158,778	152,266
Noninterest expense	237,633	251,246	257,761	264,015
Income before income tax expense	159,285	204,172	251,469	259,715
Income tax expense	51,405	71,656	97,351	135,051
Net income before noncontrolling interests	107,880	132,516	154,118	124,664
Net income attributable to noncontrolling interests	(6,397)	(9,323)	(5,498)	(7,454)
Net income available to common stockholders	$101,483	$123,193	$148,620	$117,210
Earnings per common share—basic	$1.94	$2.34	$2.82	$2.22
Earnings per common share—diluted	1.91	2.32	2.79	2.19

25.	Legal Matters
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

26. Subsequent Events
On January 4, 2019, we completed the acquisition of Leerink Holdings LLC, the Boston-based parent company of healthcare and life science investment bank Leerink Partners LLC, now SVB Leerink Holdings LLC ("SVB Leerink"). The acquisition was previously announced on November 13, 2018. SVB Leerink is an investment bank specializing in the Equity & Convertible Capital Markets, Mergers & Acquisitions, Equity Research and Sales & Trading for growth and innovation-minded healthcare and life science companies and will operate as a wholly-owned subsidiary of SVB Financial Group. The acquisition will be accounted for as a business combination. Accordingly, we will begin consolidating SVB Leerink's financial results in our consolidated financial statements in the first quarter of 2019. We acquired Leerink for $280 million in cash up front to the unitholders and, in addition, will provide a retention pool for employees of $60 million to be paid over five years. We are in the process of performing our valuation of the acquired assets and liabilities. Given the recent date of the acquisition, we have not finalized our determination of the fair value of the assets and liabilities as we continue to gather information to determine the assumptions we intend to use in our valuations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, among other things, processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018.

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
As of December 31, 2018, the Company carried out an assessment, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company's internal control over financial reporting, management used the framework established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the

Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2018, the Company's internal control over financial reporting was effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included in "Consolidated Financial Statements and Supplementary Data" under Part II, Item 8 of this report under the heading “Report of Independent Registered Public Accounting Firm.”
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
Other than as described above, there were no changes in our internal control over financial reporting identified in management's evaluation during the fourth quarter of the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the sections titled “Proposal No. 1-Election of Directors,” “Information on Executive Officers,” “Board Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters” contained in the definitive proxy statement for SVB Financial's 2019 Annual Meeting of Stockholders is incorporated herein by reference.
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
We intend to disclose any waivers from or changes to our Code of Ethics by posting such information on our website. No waivers or substantive changes were made during fiscal year 2018.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the sections titled “Information on Executive Officers,” “Compensation Discussion and Analysis,” “Compensation for Named Executive Officers,” “Compensation for Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the definitive proxy statement for SVB Financial's 2019 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial's 2019 Annual Meeting of Stockholders is incorporated herein by reference.
Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2018 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	679,659	$137.19	3,315,727
Equity compensation plans not approved by stockholders	n/a	n/a	n/a
Total	679,659	$137.19	3,315,727

(1)	Represents options granted under our 2006 Equity Incentive Plan. This number does not include securities to be issued for unvested restricted stock units of 597,296 shares.

(2)
Includes shares available for issuance under our 2006 Equity Incentive Plan and 1,499,218 shares available for issuance under the 1999 Employee Stock Purchase Plan. This amount excludes securities already granted under our 2006 Equity Incentive Plan (as discussed above).

For additional information concerning our equity compensation plans, refer to Note 4—“Share-Based Compensation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters-Board Independence and Leadership” in the definitive proxy statement for SVB Financial's 2019 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial's 2019 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits:

		Page

(1)	Financial Statements. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:

	Report of Independent Registered Public Accounting Firm	97
	Consolidated Balance Sheets as of December 31, 2017 and 2016	99
	Consolidated Statements of Income for the three years ended December 31, 2017	100
	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2017	101
	Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2017	102
	Consolidated Statements of Cash Flows for the three years ended December 31, 2017	103
	Notes to the Consolidated Financial Statements	104

(2)	Financial Statement Schedule. The consolidated financial statements and supplementary data are contained in Part II Item 8. All schedules other than as set forth above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes in Part II Item 8.	97

(3)	Exhibits.	184

ITEM 16.	FORM 10-K SUMMARY
None.
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws, effective as of February 19, 2019	8-K	000-15637	3.2	February 20, 2019
4.1	Indenture, dated September 20, 2010, by and between SVB Financial and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.2	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010
4.2	Officer's Certificate, dated as of January 29, 2015, relating to the 3.50% Senior Note Due 2025	8-K	000-15637	4.2	January 29, 2015
4.3	Form of 3.50% Senior Note due 2025	8-K	000-15637	4.2	January 29, 2015
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3001, 3003 and 3101 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
*10.2	401(k) and Employee Stock Ownership Plan	10-K	000-15637	10.2	February 27, 2014
*10.3	Amended and Restated Retention Program Plan (RP Years 1999 - 2007)	10-Q	000-15637	10.4	August 7, 2008
*10.4	1999 Employee Stock Purchase Plan	10-Q	000-15637	10.1	August 8, 2016
*10.5	Form of Indemnification Agreement	10-Q	000-15637	10.7	November 6, 2009
*10.6	Incentive Compensation Plan	10-Q	000-15637	10.1	August 7, 2018
*10.7	Deferred Compensation Plan					X
*10.8	Change in Control Severance Plan	8-K	000-15637	10.14	March 15, 2012
*10.9	2006 Equity Incentive Plan	10-Q	000-15637	10.1	May 10, 2016
*10.10	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.16	August 7, 2009
*10.11	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.17	August 7, 2009
*10.12	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Executives)+	10-Q	000-15637	10.18	August 7, 2009
*10.13	Form of Restricted Stock Unit Agreement for Employees under 2006 Equity Incentive Plan+	10-Q	000-15637	10.19	August 7, 2009
*10.14	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.20	August 7, 2009
*10.15	Offer Letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
*10.16	Offer Letter dated April 25, 2007, for Michael Descheneaux	8-K/A	000-15637	10.32	May 2, 2007
*10.17	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Directors)+	10-Q	000-15637	10.23	August 7, 2009
*10.18	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Directors)+	10-Q	000-15637	10.24	November 10, 2008
*10.19	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Executives)+	10-Q	000-15637	10.27	November 10, 2008
*10.20	Retention Program Plan (RP Years Beginning 2008)	10-Q	000-15637	10.26	August 7, 2008
*10.21	Form of Letter Agreement with Michael Descheneaux re: Salary Changes	8-K	000-15637	10.31	May 14, 2009
*10.22	Form of Stock Appreciation Right Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.32	August 7, 2009
*10.23	Form of Restricted Stock Unit Agreement for Cash Settlement for Employees under 2006 Equity Incentive Plan+	10-Q	000-15637	10.33	August 7, 2009
*10.24	Form of Restricted Stock Unit Agreement for Cash Settlement for Directors under 2006 Equity Incentive Plan+	10-Q	000-15637	10.34	August 7, 2009
*10.25	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.33	February 27, 2014
*10.26	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.34	February 27, 2014
*10.27	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.35	February 27, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.28	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.36	February 27, 2014
*10.29	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan (Performance-Based)++	10-K	000-15637	10.37	February 27, 2014
*10.30	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.38	February 27, 2014
*10.31	UK Sub-Plan of the 2006 Equity Incentive Plan++	10-Q	000-15637	10.3	May 9, 2014
*10.32	Form of U.K. Approved Stock Options and Award Agreement under the UK Sub-Plan++	10-Q	000-15637	10.4	May 9, 2014
*10.33	Israeli Sub-Plan of the 2006 Equity Incentive Plan++	10-Q	000-15637	10.5	May 9, 2014
*10.34	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.2	January 9, 2015
*10.35	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.3	January 9, 2015
*10.36	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Time-Based Vesting)+++	8-K	000-15637	10.4	January 9, 2015
*10.37	Form of Restricted Stock Unit Agreement under 2006 Incentive Plan (Subject to Performance-Based Vesting)+++	8-K	000-15637	10.5	January 9, 2015
*10.38	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.6	January 9, 2015
*10.39	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.7	January 9, 2015
*10.40	Form of U.K.-Approved Stock Option Agreement+++	8-K	000-15637	10.8	January 9, 2015
*10.41	Service Agreement, dated July 14, 2009, between SVB Financial Group UK Limited and Philip Cox	10-K	000-15637	10.47	February 26, 2015
*10.42	Offer Agreement dated April 28, 2017, by and between Daniel Beck and SVB Financial Group	8-K	000-15637	10.1	May 12, 2017
*10.43	Letter Agreement dated May 11, 2017, by and between Michael Descheneaux and SVB Financial Group	8-K	000-15637	10.2	May 12, 2017
21.1	Subsidiaries of SVB Financial					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement.

+	Forms applicable to grants made under the 2006 Equity Incentive Plan during 2013 and prior years.

++	Forms applicable to grants made under the 2006 Equity Incentive Plan during 2014.

+++	Forms applicable to grants made under the 2006 Equity Incentive Plan beginning in 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVB Financial Group

/s/ GREG W. BECKER
Greg W. Becker
President and Chief Executive Officer
Dated: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER F. DUNBAR	Chairman of the Board of Directors and Director	February 28, 2019
Roger F. Dunbar

/s/ GREG W. BECKER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
Greg W. Becker

/s/ DANIEL J. BECK	Chief Financial Officer (Principal Financial Officer)	February 28, 2019
Daniel J. Beck

/s/ KAMRAN F. HUSAIN	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Kamran F. Husain

/s/ ERIC A. BENHAMOU	Director	February 28, 2019
Eric A. Benhamou

/s/ JOHN S. CLENDENING	Director	February 28, 2019
John S. Clendening

/s/ JOEL P. FRIEDMAN	Director	February 28, 2019
Joel P. Friedman

/s/ KIMBERLY A. JABAL	Director	February 28, 2019
Kimberly A. Jabal

/s/ JEFFREY N. MAGGIONCALDA	Director	February 28, 2019
Jeffrey N. Maggioncalda

/s/ MARY J. MILLER	Director	February 28, 2019
Mary J. Miller

/s/ KATE D. MITCHELL	Director	February 28, 2019
Kate D. Mitchell

/s/ JOHN F. ROBINSON	Director	February 28, 2019
John F. Robinson

/s/ GAREN K. STAGLIN	Director	February 28, 2019
Garen K. Staglin