Form 10-Q
period 2019-06-30
SVB FINANCIAL GROUP
filed 2019-08-09
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

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
Large accelerated filer☒             Accelerated filer        ☐
Non-accelerated filer        ☐                 Smaller reporting company     ☐
Emerging growth company        ☐
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
At July 31, 2019, 51,538,553 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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
UK— United Kingdom
VIE— Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$9,020,925	$3,571,539
Available-for-sale securities, at fair value (cost of $7,842,667 and $7,862,311, respectively)	7,940,322	7,790,043
Held-to-maturity securities, at cost (fair value of $15,064,962 and $15,188,236, respectively)	14,868,761	15,487,442
Non-marketable and other equity securities	1,079,749	941,104
Total investment securities	23,888,832	24,218,589
Loans, net of unearned income	29,209,573	28,338,280
Allowance for loan losses	(301,888)	(280,903)
Net loans	28,907,685	28,057,377
Premises and equipment, net of accumulated depreciation and amortization	141,888	129,213
Goodwill	137,823	—
Other intangible assets, net	55,158	—
Lease right-of-use assets	156,347	—
Accrued interest receivable and other assets	1,465,081	951,261
Total assets	$63,773,739	$56,927,979
Liabilities and total equity:
Liabilities:
Noninterest-bearing demand deposits	$39,331,489	$39,103,422
Interest-bearing deposits	16,279,051	10,225,478
Total deposits	55,610,540	49,328,900
Short-term borrowings	24,252	631,412
Lease liabilities	195,326	—
Other liabilities	1,540,476	1,006,359
Long-term debt	696,970	696,465
Total liabilities	58,067,564	51,663,136
Commitments and contingencies (Note 16 and Note 19)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 51,561,719 shares and 52,586,498 shares issued and outstanding, respectively	52	53
Additional paid-in capital	1,421,565	1,378,438
Retained earnings	4,051,194	3,791,838
Accumulated other comprehensive income (loss)	81,232	(54,120)
Total SVBFG stockholders’ equity	5,554,043	5,116,209
Noncontrolling interests	152,132	148,634
Total equity	5,706,175	5,264,843
Total liabilities and total equity	$63,773,739	$56,927,979

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Interest income:
Loans	$414,077	$330,298	$808,221	$627,371
Investment securities:
Taxable	134,395	137,150	261,112	261,627
Non-taxable	10,931	7,666	21,868	12,758
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	26,364	6,187	45,580	11,943
Total interest income	585,767	481,301	1,136,781	913,699
Interest expense:
Deposits	47,150	6,270	75,057	10,367
Borrowings	9,214	8,588	19,435	17,026
Total interest expense	56,364	14,858	94,492	27,393
Net interest income	529,403	466,443	1,042,289	886,306
Provision for credit losses	23,946	29,080	52,497	57,052
Net interest income after provision for credit losses	505,457	437,363	989,792	829,254
Noninterest income:
Gains on investment securities, net	47,698	36,114	76,726	45,172
Gains on equity warrant assets, net	48,347	19,061	69,652	38,252
Client investment fees	45,744	29,452	90,226	52,327
Foreign exchange fees	38,506	34,077	76,554	67,904
Credit card fees	28,790	22,926	56,273	44,618
Deposit service charges	22,075	18,794	43,014	36,493
Lending related fees	11,213	9,528	25,150	20,263
Letters of credit and standby letters of credit fees	11,009	8,347	20,363	16,529
Investment banking revenue	48,694	—	98,489	—
Commissions	14,429	—	28,537	—
Other	17,245	14,390	29,142	26,649
Total noninterest income	333,750	192,689	614,126	348,207
Noninterest expense:
Compensation and benefits	243,172	181,955	481,233	347,761
Professional services	40,830	46,813	77,816	75,538
Premises and equipment	23,911	19,173	45,611	37,718
Net occupancy	16,687	13,288	32,735	26,904
Business development and travel	17,022	12,095	32,376	23,286
FDIC and state assessments	4,483	10,326	8,462	19,756
Other	37,417	22,089	70,953	40,193
Total noninterest expense	383,522	305,739	749,186	571,156
Income before income tax expense	455,685	324,313	854,732	606,305
Income tax expense	119,114	77,287	226,549	151,253
Net income before noncontrolling interests	336,571	247,026	628,183	455,052
Net income attributable to noncontrolling interests	(18,584)	(9,228)	(21,464)	(22,293)
Net income available to common stockholders	$317,987	$237,798	$606,719	$432,759
Earnings per common share—basic	$6.12	$4.48	$11.61	$8.17
Earnings per common share—diluted	6.08	4.42	11.51	8.05

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income before noncontrolling interests	$336,571	$247,026	$628,183	$455,052
Other comprehensive income (loss), net of tax:
Change in foreign currency cumulative translation gains and losses:
Foreign currency translation losses	(2,900)	(5,184)	(94)	(2,078)
Related tax benefit	808	1,433	26	577
Change in unrealized gains and losses on available-for-sale securities:
Unrealized holding gains (losses)	119,182	(15,103)	166,018	(73,130)
Related tax (expense) benefit	(33,194)	4,349	(46,239)	20,275
Reclassification adjustment for losses included in net income	275	—	3,905	—
Related tax benefit	(77)	—	(1,087)	—
Reclassification of unrealized gains on equity securities to retained earnings for ASU 2016-01	—	—	—	(40,316)
Related tax expense	—	—	—	11,145
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	(719)	(932)	(1,393)	(2,138)
Related tax benefit	200	258	388	591
Reclassification of stranded tax effect to retained earnings for ASU 2018-02	—	—	—	(319)
Change in unrealized gains and losses on cash flow hedges:
Unrealized gains	17,554	—	18,656	—
Related tax expense	(4,890)	—	(5,197)	—
Reclassification adjustment for losses included in net income	508	—	511	—
Related tax benefit	(141)	—	(142)	—
Other comprehensive income (loss), net of tax	96,606	(15,179)	135,352	(85,393)
Comprehensive income	433,177	231,847	763,535	369,659
Comprehensive income attributable to noncontrolling interests	(18,584)	(9,228)	(21,464)	(22,293)
Comprehensive income attributable to SVBFG	$414,593	$222,619	$742,071	$347,366

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2017	52,835,188	$53	$1,314,377	$2,866,837	$(1,472)	$4,179,795	$139,620	$4,319,415
Cumulative adjustment for adoption of the revenue standard (ASU 2014-09), net of tax	—	—	—	(5,802)	—	(5,802)	—	(5,802)
Cumulative adjustment for adoption of financial instruments (ASU 2016-01), net of tax	—	—	—	103,766	(29,171)	74,595	—	74,595
Reclassification of stranded tax effect for ASU 2018-02	—	—	—	319	(319)	—	—	—
Common stock issued under employee benefit plans, net of restricted stock cancellations	365,767	—	7,165	—	—	7,165	—	7,165
Common stock issued under ESOP	9,672	—	2,577	—	—	2,577	—	2,577
Net income	—	—	—	432,759	—	432,759	22,293	455,052
Capital calls and distributions, net	—	—	—	—	—	—	(14,725)	(14,725)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	(52,855)	(52,855)	—	(52,855)
Amortization of unrealized holding gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(1,547)	(1,547)	—	(1,547)
Foreign currency translation adjustments, net of tax	—	—	—	—	(1,501)	(1,501)	—	(1,501)
Share-based compensation, net	—	—	22,467	—	—	22,467	—	22,467
Balance at June 30, 2018	53,210,627	$53	$1,346,586	$3,397,879	$(86,865)	$4,657,653	$147,188	$4,804,841
Balance at December 31, 2018	52,586,498	$53	$1,378,438	$3,791,838	$(54,120)	$5,116,209	$148,634	$5,264,843
Cumulative adjustment for the adoption of premium amortization on purchased callable debt securities (ASU 2017-08) (1)	—	—	—	(583)	—	(583)	—	(583)
Acquisition of SVB Leerink	—	—	—	—	—	—	5,256	5,256
Common stock issued under employee benefit plans, net of restricted stock cancellations	467,427	—	7,853	—	—	7,853	—	7,853
Common stock issued under ESOP	14,442	—	3,506	—	—	3,506	—	3,506
Net income	—	—	—	606,719	—	606,719	21,464	628,183
Capital calls and distributions, net	—	—	—	—	—	—	(23,222)	(23,222)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	122,597	122,597	—	122,597
Amortization of unrealized holding gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(1,005)	(1,005)	—	(1,005)
Foreign currency translation adjustments, net of tax	—	—	—	—	(68)	(68)	—	(68)
Net change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	13,828	13,828	—	13,828
Share-based compensation, net	—	—	31,768	—	—	31,768	—	31,768
Common stock repurchases	(1,506,648)	(1)	—	(346,780)	—	(346,781)	—	(346,781)
Balance at June 30, 2019	51,561,719	$52	$1,421,565	$4,051,194	$81,232	$5,554,043	$152,132	$5,706,175

(1)
See "Adoption of New Accounting Standards" in Note 1—“Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income before noncontrolling interests	$628,183	$455,052
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	52,497	57,052
Changes in fair values of equity warrant assets, net of proceeds from exercises	(825)	(24,940)
Changes in fair values of derivatives, net	(9,958)	(8,768)
Gains on investment securities, net	(76,726)	(45,172)
Distributions of earnings from non-marketable and other equity securities	40,584	27,409
Depreciation and amortization	40,824	28,902
Amortization of premiums and discounts on investment securities, net	4,993	(478)
Amortization of share-based compensation	31,768	22,467
Amortization of deferred loan fees	(76,712)	(65,606)
Deferred income tax benefit	(3,854)	(18,594)
Excess tax benefit from exercise of stock options and vesting of restricted shares	(7,369)	(14,488)
Losses from the write-off of premises and equipment	185	7,006
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(3,850)	(28,213)
Accounts receivable and payable, net	22,308	(10,169)
Income tax receivable and payable, net	(87,097)	(21,076)
Accrued compensation	(175,469)	(55,814)
Foreign exchange spot contracts, net	108,307	68,870
Other, net	(37,218)	(26,060)
Net cash provided by operating activities	450,571	347,380
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,553,326)	(390,758)
Proceeds from sales of available-for-sale securities	2,189,087	—
Proceeds from maturities and paydowns of available-for-sale securities	382,054	1,775,568
Purchases of held-to-maturity securities	(277,889)	(4,067,389)
Proceeds from maturities and paydowns of held-to-maturity securities	888,943	935,820
Purchases of non-marketable and other equity securities	(39,287)	(28,099)
Proceeds from sales and distributions of capital of non-marketable and other equity securities	59,187	75,139
Net increase in loans	(844,830)	(2,855,537)
Purchases of premises and equipment	(18,632)	(14,851)
Acquisition of SVB Leerink, net of cash acquired	(102,328)	—
Net cash used for investing activities	(317,021)	(4,570,107)
Cash flows from financing activities:
Net increase in deposits	6,281,640	4,633,220
Net decrease in short-term borrowings	(607,160)	(616,484)
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(23,222)	(14,725)
Common stock repurchases	(346,781)	—
Proceeds from issuance of common stock, ESPP and ESOP	11,359	9,742
Net cash provided by financing activities	5,315,836	4,011,753
Net increase (decrease) in cash and cash equivalents	5,449,386	(210,974)
Cash and cash equivalents at beginning of period	3,571,539	2,923,075
Cash and cash equivalents at end of period	$9,020,925	$2,712,101
Supplemental disclosures:
Cash paid during the period for:
Interest	$94,851	$27,730
Income taxes	310,604	193,682
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$122,597	$(52,855)
Distributions of stock from investments	6,747	3,136

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
SVB Financial Group is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a diverse set of banking and financial products and services to support our clients of all sizes and stages throughout their life cycles. In these notes to our unaudited interim consolidated financial statements, when we refer to “SVB Financial Group,” “SVBFG," the “Company,” “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”), unless the context requires otherwise. When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group (not including subsidiaries).
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).
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
Principles of Consolidation and Presentation
Our unaudited interim consolidated financial statements include the accounts of SVB Financial Group and consolidated entities. We consolidate voting entities in which we have control through voting interests or entities through which we have a controlling financial interest in a variable interest entity (“VIE”). We determine whether we have a controlling financial interest in a VIE by determining if we have: (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses, or (c) the right to receive the expected returns of the entity. Generally, we have significant variable interests if our commitments to a limited partnership investment represent a significant amount of the total commitments to the entity. We also evaluate the impact of related parties on our determination of variable interests in our consolidation conclusions. We consolidate VIEs in which we are the primary beneficiary based on a controlling financial interest. If we are not the primary beneficiary of a VIE, we record our pro-rata interests based on our ownership percentage.
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
On January 1, 2019, we adopted the new accounting standard ASU 2016-02, Leases (Topic 842) and all the related amendments ("new lease standard", "ASC 842" or "ASU 2016-02") utilizing the practical expedient to apply the new lease standard as of January 1, 2019 on a prospective basis. We also elected the "package of expedients" and elected as an accounting policy to exclude recording ROU assets and lease liabilities for leases that meet the definition of short-term leases. In addition to excluding short-term leases, we have implemented an accounting policy in which non-lease components are not separated from lease components in the measurement of ROU assets and lease liabilities for all lease contracts. The "package of expedients" allowed us to continue to account for existing leases for which the commencement date is before January 1, 2019, in accordance with the previous guidance, Leases (Topic 840), throughout the lease term, including periods after adoption of the new guidance. We recognized $146 million in ROU assets and $178 million in lease liabilities as a result of applying the new lease standard as an adjustment to our opening consolidated balance sheet on January 1, 2019. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 9—"Leases" of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional disclosures related to our leases.
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
Recent Accounting Pronouncements
In June 2016, the FASB issued a new accounting standard update (ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) ("ASU 2016-13" or "CECL"), which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects a current expected credit loss measurement to estimate the allowance for credit losses ("ACL") over the contractual life of the loan and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance will be effective January 1, 2020, on a modified retrospective approach, with early adoption permitted, but not before January 1, 2019. We expect to adopt the guidance in the first quarter of 2020.
Our implementation process includes loss forecasting model development, evaluation of technical accounting topics, updates to our allowance documentation, reporting processes and related internal controls, and overall operational readiness for our adoption of CECL, which will continue throughout 2019, including parallel runs for CECL alongside our current allowance process. The ultimate effect of CECL on our ACL will depend on the size and composition of our portfolio, the portfolio’s credit quality and economic conditions at the time of adoption, as well as any refinements to our models, methodology and other key assumptions. At adoption, we will have a cumulative-effect adjustment to retained earnings for our change in the ACL.
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

The acquisition was accounted for as a business combination and accordingly, the results of SVB Leerink's operations have been included in the Company's unaudited interim consolidated financial statements at and for the three and six months ended June 30, 2019 from the date of acquisition. We acquired SVB Leerink for approximately $273.2 million comprised of cash and share-based replacement award liabilities. In addition, we provided a retention pool for employees of $60.0 million to be paid over five years comprised of a mix of cash and equity issued under the Company's current Equity Incentive Plan. Refer to Note 4—“Share-Based Compensation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for more information. The following table summarizes the allocation of the purchase price to the net assets of SVB Leerink as of January 4, 2019:

(Dollars in thousands)	January 4, 2019
Cash paid (1)	$265,601
Replacement award liabilities (2)	7,629
Total purchase consideration	$273,230
Fair value of net assets acquired (1)	135,407
Goodwill	$137,823

(1)
During the three months ended June 30, 2019, the Company recorded purchase price allocation adjustments based on new information about facts and circumstances that existed at the time of the acquisition.

(2)
The replacement award liabilities recognized as part of the total purchase consideration and the post-combination expenses of $9.1 million related to share-based replacement awards will be paid out in cash in accordance with SVB Leerink's original grant date vesting schedules.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed upon the finalization of the purchase:

(Dollars in thousands)	January 4, 2019
Assets acquired:
Cash and cash equivalents	$163,273
Investment securities (1)	33,644
Accounts receivable (1)	36,538
Intangible assets	60,900
Other assets	35,128
Total assets acquired	329,483
Liabilities assumed:
Accrued compensation	137,206
Due to broker-dealers	18,483
Other liabilities	33,131
Noncontrolling interests	5,256
Total liabilities assumed	194,076
Fair value of net assets acquired	$135,407

(1)	During the three months ended June 30, 2019, the Company recorded purchase price allocation adjustments described below.
The Company recognized identifiable intangible assets of $60.9 million and goodwill of $137.8 million as a result of the acquisition. Intangible assets of $60.9 million are subject to amortization over their estimated useful lives. The goodwill recorded includes revenue generating synergies expected from collaboration between SVB Leerink and the Company. All reported goodwill amounts have been allocated to the SVB Leerink reporting segment and are expected to be deductible for tax purposes. During the three months ended June 30, 2019, the Company made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments resulted in an increase in goodwill from March 31, 2019 of $2.6 million due to the net impact of an increase in cash paid of $2.3 million, an increase in investment securities of $0.7 million and a reduction in accounts receivable of $1.0 million. The fair value of the noncontrolling interests in Leerink Holdings LLC represents the noncontrolling ownership percentage for SVB Leerink's consolidated VIE investment securities which are measured at net asset value.
The following table summarizes the fair value and estimated useful lives of the other intangible assets at the date of acquisition:

(Dollars in thousands)	Estimated Fair Value	Weighted Average Estimated Useful Life - in Years
Other intangible assets:
Customer relationships	$42,000	11.0
Other	18,900	9.9
Total other intangible assets	$60,900

SVB Leerink's net income from January 4, 2019 through June 30, 2019 was approximately $9.7 million. Supplementary pro forma financial information related to the acquisition is not included because the impact to the Company's unaudited interim consolidated statements of income is not material. The following table represents the amount of revenue and earnings attributable to SVB Leerink that is included in our financial results for the three and six months ended June 30, 2019:

(Dollars in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Net interest income	$242	$684
Noninterest income	67,035	135,152
Noninterest expense	61,935	122,475
Income before income tax expense	5,342	13,361
Income tax expense	1,449	3,623
Net income attributable to noncontrolling interests	35	35
Net income available to common stockholders	$3,858	$9,703

The following table shows the components of acquisition-related activities expense for the three and six months ended June 30, 2019:

(Dollars in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Professional fees	$283	$651
Other	69	273
Total acquisition-related expenses	$352	$924

3.	Stockholders' Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2019 and 2018:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Income Statement Location	2019	2018	2019	2018
Reclassification adjustment for losses on available-for-sale securities included in net income	Gains on investment securities, net	$275	$—	$3,905	$—
Related tax benefit	Income tax expense	(77)	—	(1,087)	—
Reclassification adjustment for losses on cash flow hedges included in net income	Net interest income	508	—	511	—
Related tax benefit	Income tax expense	(141)	—	(142)	—
Total reclassification adjustment for losses included in net income, net of tax		$565	$—	$3,187	$—

The table below summarizes the activity relating to net gains on our cash flow hedges included in accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018. Over the next 12 months, we expect that approximately $1.5 million in accumulated other comprehensive income ("AOCI") at June 30, 2019, related to our cash flow hedges will be reclassified out of AOCI and recognized in net income.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$797	$—	$—	$—
Net increase in fair value, net of tax	12,664	—	13,459	—
Net realized loss reclassified to net income, net of tax	367	—	369	—
Ending balance	$13,828	$—	$13,828	$—

EPS

Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable for stock options and restricted stock unit awards outstanding under our 2006 Equity Incentive Plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(Dollars and shares in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income available to common stockholders	$317,987	$237,798	$606,719	$432,759
Denominator:
Weighted average common shares outstanding—basic	51,955	53,064	52,269	52,974
Weighted average effect of dilutive securities:
Stock options and ESPP	235	400	254	408
Restricted stock units and awards	146	312	192	350
Weighted average common shares outstanding—diluted	52,336	53,776	52,715	53,732
Earnings per common share:
Basic	$6.12	$4.48	$11.61	$8.17
Diluted	6.08	4.42	11.51	8.05

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation due to the antidilutive effect for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(Shares in thousands)	2019	2018	2019	2018
Stock options	166	58	128	33
Restricted stock units	333	113	228	59
Total	499	171	356	92

Stock Repurchase Program
On November 13, 2018, the Company announced a new program to repurchase up to $500 million of our outstanding common stock (the "Stock Repurchase Program"). For the three months ended June 30, 2019, we repurchased 1.0 million shares of our outstanding common stock for $230.8 million under the Stock Repurchase Program. As of June 30, 2019, we had repurchased 2.2 million shares of our outstanding common stock for $493.9 million under the Stock Repurchase Program.

Consolidated Statement of Changes in Equity
The following table summarizes the changes in our consolidated equity for the three months ended June 30, 2019 and 2018:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at March 31, 2018	52,922,219	$53	$1,326,998	$3,160,081	$(71,686)	$4,415,446	$144,278	$4,559,724
Common stock issued under employee benefit plans, net of restricted stock cancellations	288,408	—	7,644	—	—	7,644	—	7,644
Net income	—	—	—	237,798	—	237,798	9,228	247,026
Capital calls and distributions, net	—	—	—	—	—	—	(6,318)	(6,318)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	(10,754)	(10,754)	—	(10,754)
Amortization of unrealized holding gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(674)	(674)	—	(674)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,751)	(3,751)	—	(3,751)
Share-based compensation, net	—	—	11,944	—	—	11,944	—	11,944
Balance at June 30, 2018	53,210,627	$53	$1,346,586	$3,397,879	$(86,865)	$4,657,653	$147,188	$4,804,841
Balance at March 31, 2019	52,322,105	$52	$1,394,130	$3,963,965	$(15,374)	$5,342,773	$141,050	$5,483,823
Common stock issued under employee benefit plans, net of restricted stock cancellations	257,684	—	10,789	—	—	10,789	—	10,789
Net income	—	—	—	317,987	—	317,987	18,584	336,571
Capital calls and distributions, net	—	—	—	—	—	—	(7,502)	(7,502)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	86,186	86,186	—	86,186
Amortization of unrealized holding gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(519)	(519)	—	(519)
Foreign currency translation adjustments, net of tax	—	—	—	—	(2,092)	(2,092)	—	(2,092)
Net change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	13,031	13,031	—	13,031
Share-based compensation, net	—	—	16,646	—	—	16,646	—	16,646
Common stock repurchases	(1,018,070)	—	—	(230,758)	—	(230,758)	—	(230,758)
Balance at June 30, 2019	51,561,719	$52	$1,421,565	$4,051,194	$81,232	$5,554,043	$152,132	$5,706,175

4.	Share-Based Compensation
For the three and six months ended June 30, 2019 and 2018, we recorded share-based compensation and related tax benefits as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Share-based compensation expense	$16,646	$11,944	$31,768	$22,467
Income tax benefit related to share-based compensation expense	(3,817)	(2,743)	(7,144)	(5,060)

Unrecognized Compensation Expense
As of June 30, 2019, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Weighted Average Expected Recognition Period - in Years
Stock options	$17,537	2.89
Restricted stock units and awards	128,493	3.10
Total unrecognized share-based compensation expense	$146,030

Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the six months ended June 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2018	679,659	$137.19
Granted	119,835	250.31
Exercised	(88,600)	80.99
Forfeited	(16,265)	208.27
Expired	(720)	64.37
Outstanding at June 30, 2019	693,909	162.31	3.91	$52,916,546
Vested and expected to vest at June 30, 2019	673,285	159.83	3.84	52,600,866
Exercisable at June 30, 2019	427,405	120.15	2.71	46,281,877

The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $224.59 as of June 30, 2019. The total intrinsic value of options exercised during the three and six months ended June 30, 2019 was $6.9 million and $14.4 million, respectively, compared to $21.6 million and $31.0 million for the comparable 2018 periods.

The table below provides information for restricted stock units and awards under the 2006 Equity Incentive Plan for the six months ended June 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	597,296	$194.48
Granted (1)	526,639	244.61
Vested	(212,179)	150.20
Forfeited	(43,377)	179.28
Nonvested at June 30, 2019	868,379	236.46

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
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
June 30, 2019:
Assets:
Cash and cash equivalents	$7,387	$—	$—
Non-marketable and other equity securities (1)	250,028	642,882	642,882
Accrued interest receivable and other assets	469	—	—
Total assets	$257,884	$642,882	$642,882
Liabilities:
Other liabilities (1)	2,421	266,761	—
Total liabilities	$2,421	$266,761	$—
December 31, 2018:
Assets:
Cash and cash equivalents	$9,058	$—	$—
Non-marketable and other equity securities (1)	221,646	568,272	568,272
Accrued interest receivable and other assets	228	—	—
Total assets	$230,932	$568,272	$568,272
Liabilities:
Other liabilities (1)	919	205,685	—
Total liabilities	$919	$205,685	$—

(1)
Included in our unconsolidated non-marketable and other equity securities portfolio at June 30, 2019 and December 31, 2018 are investments in qualified affordable housing projects of $394.0 million and $318.6 million, respectively, and related other liabilities consisting of unfunded credit commitments of $266.8 million and $205.7 million, respectively.

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
As of June 30, 2019, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $255.5 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $642.9 million.

6.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Cash and due from banks (1)	$8,727,265	$3,444,971
Securities purchased under agreements to resell (2)	291,678	123,611
Other short-term investment securities	1,982	2,957
Total cash and cash equivalents	$9,020,925	$3,571,539

(1)
At June 30, 2019 and December 31, 2018, $6.4 billion and $1.7 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $1.8 billion and $1.2 billion, respectively.

(2)
At June 30, 2019 and December 31, 2018, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $297.7 million and $126.2 million, respectively. None of these securities were sold or repledged as of June 30, 2019 and December 31, 2018.

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
Available-for-Sale Securities
The major components of our available-for-sale investment securities portfolio at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$4,757,164	$69,279	$(5,369)	$4,821,074
Foreign government debt securities	9,203	8	—	9,211
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,303,634	18,245	(22)	1,321,857
Agency-issued collateralized mortgage obligations—fixed rate	1,772,666	15,569	(55)	1,788,180
Total available-for-sale securities	$7,842,667	$103,101	$(5,446)	$7,940,322

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$4,762,182	$11,638	$(35,562)	$4,738,258
U.S. agency debentures	1,090,426	61	(6,370)	1,084,117
Foreign government debt securities	5,815	—	(3)	5,812
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,922,618	—	(42,400)	1,880,218
Agency-issued collateralized mortgage obligations—variable rate	81,270	383	(15)	81,638
Total available-for-sale securities	$7,862,311	$12,082	$(84,350)	$7,790,043

The following table summarizes sale activity of available-for-sale securities during the three and six months ended June 30, 2019 and 2018 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Sales proceeds	$1,017,523	$—	$2,189,087	$—
Net realized gains and losses:
Gross realized gains	1,250	—	1,250	—
Gross realized losses	(1,525)	—	(5,155)	—
Net realized losses	$(275)	$—	$(3,905)	$—

The following tables summarize our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. Treasury securities	$—	$—	$2,318,760	$(5,369)	$2,318,760	$(5,369)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	8,220	(22)	—	—	8,220	(22)
Agency-issued collateralized mortgage obligations—fixed rate	—	—	25,331	(55)	25,331	(55)
Total temporarily impaired securities (1)	$8,220	$(22)	$2,344,091	$(5,424)	$2,352,311	$(5,446)

(1)
As of June 30, 2019, we identified a total of 57 investments that were in unrealized loss positions, of which 54 investments totaling $2.3 billion with unrealized losses of $5.4 million have been in an impaired position for a period of time greater than 12 months. As of June 30, 2019, we do not intend to sell any of our impaired securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of June 30, 2019, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the fixed income securities, carried at fair value, classified as available-for-sale as of June 30, 2019 by the remaining contractual principal maturities. For U.S. Treasury securities and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	June 30, 2019
(Dollars in thousands)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$4,821,074	$1,677,718	$1,974,793	$1,168,563	$—
Foreign government debt securities	9,211	—	9,211	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,321,857	—	—	—	1,321,857
Agency-issued collateralized mortgage obligations—fixed rate	1,788,180	—	—	5,244	1,782,936
Total	$7,940,322	$1,677,718	$1,984,004	$1,173,807	$3,104,793

Held-to-Maturity Securities

The components of our held-to-maturity investment securities portfolio at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$585,817	$14,111	$—	$599,928
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	7,706,133	105,024	(7,790)	7,803,367
Agency-issued collateralized mortgage obligations—fixed rate	1,912,839	1,780	(14,322)	1,900,297
Agency-issued collateralized mortgage obligations—variable rate	197,962	109	(357)	197,714
Agency-issued commercial mortgage-backed securities	2,886,958	49,057	(12,455)	2,923,560
Municipal bonds and notes	1,579,052	61,137	(93)	1,640,096
Total held-to-maturity securities	$14,868,761	$231,218	$(35,017)	$15,064,962

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$640,990	$2,148	$(4,850)	$638,288
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	8,103,638	5,011	(157,767)	7,950,882
Agency-issued collateralized mortgage obligations—fixed rate	2,183,204	—	(62,272)	2,120,932
Agency-issued collateralized mortgage obligations—variable rate	214,483	608	(14)	215,077
Agency-issued commercial mortgage-backed securities	2,769,706	6,969	(64,374)	2,712,301
Municipal bonds and notes	1,575,421	2,304	(26,969)	1,550,756
Total held-to-maturity securities	$15,487,442	$17,040	$(316,246)	$15,188,236

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

The following tables summarize our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	$23,334	$(99)	$1,649,553	$(7,691)	$1,672,887	$(7,790)
Agency-issued collateralized mortgage obligations—fixed rate	—	—	1,566,989	(14,322)	1,566,989	(14,322)
Agency-issued collateralized mortgage obligations—variable rate	156,837	(351)	7,515	(6)	164,352	(357)
Agency-issued commercial mortgage-backed securities	—	—	1,040,014	(12,455)	1,040,014	(12,455)
Municipal bonds and notes	—	—	20,962	(93)	20,962	(93)
Total temporarily impaired securities (1)	$180,171	$(450)	$4,285,033	$(34,567)	$4,465,204	$(35,017)

(1)
As of June 30, 2019, we identified a total of 337 investments that were in unrealized loss positions, of which 324 investments totaling $4.3 billion with unrealized losses of $34.6 million have been in an impaired position for a period of time greater than 12 months. As of June 30, 2019, we do not intend to sell any of our impaired securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of June 30, 2019, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the held-to-maturity securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as held-to-maturity as of June 30, 2019. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	June 30, 2019
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency debentures	$585,817	$599,928	$—	$—	$101,464	$103,530	$484,353	$496,398	$—	$—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	7,706,133	7,803,367	—	—	110,633	110,834	821,076	817,428	6,774,424	6,875,105
Agency-issued collateralized mortgage obligations—fixed rate	1,912,839	1,900,297	—	—	—	—	506,773	501,451	1,406,066	1,398,846
Agency-issued collateralized mortgage obligations—variable rate	197,962	197,714	—	—	—	—	—	—	197,962	197,714
Agency-issued commercial mortgage-backed securities	2,886,958	2,923,560	—	—	—	—	—	—	2,886,958	2,923,560
Municipal bonds and notes	1,579,052	1,640,096	14,977	14,984	83,468	84,297	340,526	351,481	1,140,081	1,189,334
Total	$14,868,761	$15,064,962	$14,977	$14,984	$295,565	$298,661	$2,152,728	$2,166,758	$12,405,491	$12,584,559

Non-marketable and Other Equity Securities
The major components of our non-marketable and other equity securities portfolio at June 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$110,086	$118,333
Unconsolidated venture capital and private equity fund investments (2)	193,206	201,098
Other investments without a readily determinable fair value (3)	42,419	25,668
Other equity securities in public companies (fair value accounting) (4)	39,808	20,398
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	169,219	129,485
Debt funds	7,168	5,826
Other investments	123,797	121,721
Investments in qualified affordable housing projects, net (6)	394,046	318,575
Total non-marketable and other equity securities	$1,079,749	$941,104

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at June 30, 2019 and December 31, 2018 (fair value accounting):

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$8,860	12.6%	$12,452	12.6%
Capital Preferred Return Fund, LP	51,801	20.0	53,957	20.0
Growth Partners, LP	48,984	33.0	50,845	33.0
CP I, LP	441	10.7	1,079	10.7
Total consolidated venture capital and private equity fund investments	$110,086		$118,333

(2)
The carrying value represents investments in 212 and 213 funds (primarily venture capital funds) at June 30, 2019 and December 31, 2018, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. We carry our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the investments. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example March 31st for our June 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.

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

The following table shows the changes to the carrying amount of other investments without a readily determinable fair value for the six months ended June 30, 2019:

(Dollars in thousands)	Six months ended June 30, 2019	Cumulative Adjustments
Measurement alternative:
Carrying value at June 30, 2019	$42,419
Carrying value adjustments:
Impairment	$—	$—
Upward changes for observable prices	2,611	3,512
Downward changes for observable prices	(2,376)	(3,996)

(4)
Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct equity investments in public companies held by our consolidated funds. Changes in equity securities measured at fair value are recognized through net income.

(5)	The following table shows the carrying value and our ownership percentage of each investment at June 30, 2019 and December 31, 2018 (equity method accounting):

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$4,200	8.6%	$4,670	8.6%
Strategic Investors Fund III, LP	16,364	5.9	17,396	5.9
Strategic Investors Fund IV, LP	28,404	5.0	28,974	5.0
Strategic Investors Fund V funds	33,300	Various	28,189	Various
CP II, LP (i)	7,450	5.1	7,122	5.1
Other venture capital and private equity fund investments	79,501	Various	43,134	Various
Total venture capital and private equity fund investments	$169,219		$129,485
Debt funds:
Gold Hill Capital 2008, LP (ii)	$5,323	15.5%	$3,901	15.5%
Other debt funds	1,845	Various	1,925	Various
Total debt funds	$7,168		$5,826
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$76,544	50.0%	$76,412	50.0%
Other investments	47,253	Various	45,309	Various
Total other investments	$123,797		$121,721

(i)	Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.

(ii)	Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(6)
The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of “Other liabilities” on our consolidated balance sheets at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Investments in qualified affordable housing projects, net	$394,046	318,575
Other liabilities	266,761	205,685

The following table presents other information relating to our investments in qualified affordable housing projects for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Tax credits and other tax benefits recognized	$10,988	$5,207	$20,245	$10,629
Amortization expense included in provision for income taxes (i)	6,758	4,705	14,394	9,497

(i)	All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.

The following table presents the net gains and losses on non-marketable and other equity securities for the three and six months ended June 30, 2019 and 2018 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net gains (losses) on non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	$14,830	$4,397	$18,119	$16,044
Unconsolidated venture capital and private equity fund investments	10,152	19,136	18,158	30,855
Other investments without a readily determinable fair value	167	60	5,172	1,801
Other equity securities in public companies (fair value accounting)	282	88	12,085	(22,194)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	22,351	9,212	25,140	18,781
Debt funds	1,342	726	1,342	(1,573)
Other investments	(1,151)	2,495	615	1,458
Total net gains on non-marketable and other equity securities	$47,973	$36,114	$80,631	$45,172
Less: realized net gains (losses) on sales of securities (1)	2,524	1,915	12,359	(21,163)
Net gains on non-marketable and other equity securities still held	$45,449	$34,199	$68,272	$66,335

(1)	Realized gains and losses include sales of non-marketable and other equity securities. No OTTI was recorded during the three and six months ended June 30, 2019 and 2018.

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
The composition of loans, net of unearned income of $161 million and $173 million at June 30, 2019 and December 31, 2018, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial loans:
Software/internet	$6,000,284	$6,154,755
Hardware	1,328,589	1,234,557
Private equity/venture capital	14,684,900	14,110,560
Life science/healthcare	2,382,847	2,385,612
Premium wine	236,116	249,266
Other	384,247	321,978
Total commercial loans	25,016,983	24,456,728
Real estate secured loans:
Premium wine (1)	753,468	710,397
Consumer loans (2)	2,808,707	2,612,971
Other	39,666	40,435
Total real estate secured loans	3,601,841	3,363,803
Construction loans	126,895	97,077
Consumer loans	463,854	420,672
Total loans, net of unearned income (3)	$29,209,573	$28,338,280

(1)	Included in our premium wine portfolio are gross construction loans of $94 million and $99 million at June 30, 2019 and December 31, 2018, respectively.

(2)	Consumer loans secured by real estate at June 30, 2019 and December 31, 2018 were comprised of the following:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Loans for personal residence	$2,418,103	$2,251,292
Loans to eligible employees	330,374	290,194
Home equity lines of credit	60,230	71,485
Consumer loans secured by real estate	$2,808,707	$2,612,971

(3)	Included within our total loan portfolio are credit card loans of $377 million and $335 million at June 30, 2019 and December 31, 2018, respectively.
Credit Quality
The composition of loans, net of unearned income of $161 million and $173 million at June 30, 2019 and December 31, 2018, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial loans:
Software/internet	$6,000,284	$6,154,755
Hardware	1,328,589	1,234,557
Private equity/venture capital	14,684,900	14,110,560
Life science/healthcare	2,382,847	2,385,612
Premium wine	989,584	959,663
Other	550,808	459,490
Total commercial loans	25,937,012	25,304,637
Consumer loans:
Real estate secured loans	2,808,707	2,612,971
Other consumer loans	463,854	420,672
Total consumer loans	3,272,561	3,033,643
Total loans, net of unearned income	$29,209,573	$28,338,280

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Equal to or Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
June 30, 2019:
Commercial loans:
Software/internet	$4,693	$20,568	$97	$25,358	$5,909,916	$97
Hardware	347	2,507	3	2,857	1,318,806	3
Private equity/venture capital	5,526	14	—	5,540	14,682,798	—
Life science/healthcare	1,895	378	11	2,284	2,394,468	11
Premium wine	821	—	—	821	988,290	—
Other	367	—	—	367	589,456	—
Total commercial loans	13,649	23,467	111	37,227	25,883,734	111
Consumer loans:
Real estate secured loans	—	3,294	—	3,294	2,796,397	—
Other consumer loans	60	—	—	60	464,168	—
Total consumer loans	60	3,294	—	3,354	3,260,565	—
Total gross loans excluding impaired loans	13,709	26,761	111	40,581	29,144,299	111
Impaired loans	2,051	4,281	14,954	21,286	164,237	—
Total gross loans	$15,760	$31,042	$15,065	$61,867	$29,308,536	$111
December 31, 2018:
Commercial loans:
Software/internet	$28,134	$6,944	$378	$35,456	$6,059,672	$378
Hardware	300	34	4	338	1,233,956	4
Private equity/venture capital	59,481	11	—	59,492	14,054,940	—
Life science/healthcare	16,082	817	19	16,918	2,410,091	19
Premium wine	2,953	14	—	2,967	956,285	—
Other	7,391	163	1	7,555	477,442	1
Total commercial loans	114,341	7,983	402	122,726	25,192,386	402
Consumer loans:
Real estate secured loans	3,598	1,750	1,562	6,910	2,598,496	1,562
Other consumer loans	361	—	—	361	420,359	—
Total consumer loans	3,959	1,750	1,562	7,271	3,018,855	1,562
Total gross loans excluding impaired loans	118,300	9,733	1,964	129,997	28,211,241	1,964
Impaired loans	2,843	1,181	25,092	29,116	140,958	—
Total gross loans	$121,143	$10,914	$27,056	$159,113	$28,352,199	$1,964

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
June 30, 2019:
Commercial loans:
Software/internet	$37,016	$72,060	$109,076	$114,285
Hardware	8,868	6,667	15,535	15,641
Private equity/venture capital	—	—	—	—
Life science/healthcare	41,639	9,372	51,011	78,471
Premium wine	244	784	1,028	1,108
Other	3,230	—	3,230	3,230
Total commercial loans	90,997	88,883	179,880	212,735
Consumer loans:
Real estate secured loans	1,818	3,812	5,630	9,348
Other consumer loans	13	—	13	13
Total consumer loans	1,831	3,812	5,643	9,361
Total	$92,828	$92,695	$185,523	$222,096
December 31, 2018:
Commercial loans:
Software/internet	$49,625	$65,225	$114,850	$131,858
Hardware	1,256	10,250	11,506	12,159
Private equity/venture capital	—	3,700	3,700	3,700
Life science/healthcare	17,791	16,276	34,067	44,446
Premium wine	—	1,301	1,301	1,365
Other	411	—	411	411
Total commercial loans	69,083	96,752	165,835	193,939
Consumer loans:
Real estate secured loans	3,919	320	4,239	5,969
Other consumer loans	—	—	—	—
Total consumer loans	3,919	320	4,239	5,969
Total	$73,002	$97,072	$170,074	$199,908

The following tables summarize our average impaired loans and interest income recognized on impaired loans, broken out by portfolio segment and class of financing receivable for the three and six months ended June 30, 2019 and 2018:

Three months ended June 30,	Average impaired loans		Interest income recognized on impaired loans
(Dollars in thousands)	2019	2018	2019	2018
Commercial loans:
Software/internet	$101,813	$110,101	$1,232	$315
Hardware	15,131	37,058	95	237
Private equity/venture capital	3,860	72	—	—
Life science/healthcare	55,219	21,790	246	5
Premium wine	1,051	2,604	14	36
Other	1,078	379	—	—
Total commercial loans	178,152	172,004	1,587	593
Consumer loans:
Real estate secured loans	5,412	4,466	—	3
Other consumer loans	13	693	—	—
Total consumer loans	5,425	5,159	—	3
Total average impaired loans	$183,577	$177,163	$1,587	$596

Six months ended June 30,	Average impaired loans		Interest income recognized on impaired loans
(Dollars in thousands)	2019	2018	2019	2018
Commercial loans:
Software/internet	$103,062	$109,444	$1,835	$562
Hardware	15,973	37,742	347	289
Private equity/venture capital	4,529	187	—	—
Life science/healthcare	49,691	22,234	593	11
Premium wine	1,154	2,686	33	72
Other	609	195	—	—
Total commercial loans	175,018	172,488	2,808	934
Consumer loans:
Real estate secured loans	7,513	3,765	54	8
Other consumer loans	9	716	—	—
Total consumer loans	7,522	4,481	54	8
Total average impaired loans	$182,540	$176,969	$2,862	$942

The following tables summarize the activity relating to our allowance for loan losses for the three and six months ended June 30, 2019 and 2018, broken out by portfolio segment:

Three months ended June 30, 2019	Beginning Balance March 31, 2019	Charge-offs	Recoveries	Provision for Loan Losses	Foreign Currency Translation Adjustments	Ending Balance June 30, 2019
(Dollars in thousands)
Commercial loans:
Software/internet	$95,683	$(2,937)	$6,716	$2,646	$(110)	$101,998
Hardware	25,121	(2,992)	3,013	1,868	(78)	26,932
Private equity/venture capital	97,460	(2,047)	—	10,550	(439)	105,524
Life science/healthcare	55,814	(17,495)	76	1,889	(78)	40,206
Premium wine	3,799	—	—	208	(9)	3,998
Other	3,208	(4)	—	1,134	(47)	4,291
Total commercial loans	281,085	(25,475)	9,805	18,295	(761)	282,949
Total consumer loans	19,066	(960)	15	853	(35)	18,939
Total allowance for loan losses	$300,151	$(26,435)	$9,820	$19,148	$(796)	$301,888

Three months ended June 30, 2018	Beginning Balance March 31, 2018	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance June 30, 2018
(Dollars in thousands)
Commercial loans:
Software/internet	$103,295	$(13,402)	$404	$13,179	$(828)	$102,648
Hardware	28,472	(461)	643	6,447	(406)	34,695
Private equity/venture capital	91,618	(112)	—	(2,237)	140	89,409
Life science/healthcare	25,806	—	3	9,876	(621)	35,064
Premium wine	3,365	—	—	78	(5)	3,438
Other	3,482	(1,164)	566	13	(1)	2,896
Total commercial loans	256,038	(15,139)	1,616	27,356	(1,721)	268,150
Total consumer loans	18,256	(289)	310	300	(18)	18,559
Total allowance for loan losses	$274,294	$(15,428)	$1,926	$27,656	$(1,739)	$286,709

Six months ended June 30, 2019	Beginning Balance December 31, 2018	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance June 30, 2019
(Dollars in thousands)
Commercial loans:
Software/internet	$103,567	$(11,191)	$7,770	$1,988	$(136)	$101,998
Hardware	19,725	(3,245)	3,069	7,252	131	26,932
Private equity/venture capital	98,581	(2,047)	—	9,471	(481)	105,524
Life science/healthcare	32,180	(17,518)	181	24,561	802	40,206
Premium wine	3,355	—	—	635	8	3,998
Other	3,558	(415)	—	1,193	(45)	4,291
Total commercial loans	260,966	(34,416)	11,020	45,100	279	282,949
Total consumer loans	19,937	(1,019)	225	(131)	(73)	18,939
Total allowance for loan losses	$280,903	$(35,435)	$11,245	$44,969	$206	$301,888

Six months ended June 30, 2018	Beginning Balance December 31, 2017	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance June 30, 2018
(Dollars in thousands)
Commercial loans:
Software/internet	$96,104	$(20,073)	$977	$25,980	$(340)	$102,648
Hardware	27,614	(3,414)	1,231	9,551	(287)	34,695
Private equity/venture capital	82,468	(112)	10	6,568	475	89,409
Life science/healthcare	24,924	(864)	56	11,507	(559)	35,064
Premium wine	3,532	—	—	(83)	(11)	3,438
Other	3,941	(1,263)	1,103	(893)	8	2,896
Total commercial loans	238,583	(25,726)	3,377	52,630	(714)	268,150
Total consumer loans	16,441	(289)	337	2,022	48	18,559
Total allowance for loan losses	$255,024	$(26,015)	$3,714	$54,652	$(666)	$286,709

The following table summarizes the activity relating to our allowance for unfunded credit commitments for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Allowance for unfunded credit commitments, beginning balance	$57,970	$52,823	$55,183	$51,770
Provision for unfunded credit commitments	4,798	1,424	7,528	2,400
Foreign currency translation adjustments	(104)	(143)	(47)	(66)
Allowance for unfunded credit commitments, ending balance (1)	$62,664	$54,104	$62,664	$54,104

(1)
See Note 16—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional disclosures related to our commitments to extend credit.

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of June 30, 2019 and December 31, 2018, broken out by portfolio segment:

	June 30, 2019				December 31, 2018
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software/internet	$25,284	$109,076	$76,714	$5,891,208	$28,527	$114,850	$75,040	$6,039,905
Hardware	8,389	15,535	18,543	1,313,054	1,253	11,506	18,472	1,223,051
Private equity/venture capital	—	—	105,524	14,684,900	—	3,700	98,581	14,106,860
Life science/healthcare	17,722	51,011	22,484	2,331,836	7,484	34,067	24,696	2,351,545
Premium wine	244	1,028	3,754	988,556	—	1,301	3,355	958,362
Other	1,284	3,230	3,007	547,578	411	411	3,147	459,079
Total commercial loans	52,923	179,880	230,026	25,757,132	37,675	165,835	223,291	25,138,802
Total consumer loans	144	5,643	18,795	3,266,918	266	4,239	19,671	3,029,404
Total	$53,067	$185,523	$248,821	$29,024,050	$37,941	$170,074	$242,962	$28,168,206

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
The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Pass	Performing (Criticized)	Performing Impaired (Criticized)	Nonperforming Impaired (Nonaccrual)	Total
June 30, 2019:
Commercial loans:
Software/internet	$5,457,188	$478,086	$72,060	$37,016	$6,044,350
Hardware	1,185,161	136,502	6,667	8,868	1,337,198
Private equity/venture capital	14,688,329	9	—	—	14,688,338
Life science/healthcare	2,310,262	86,490	9,371	41,640	2,447,763
Premium wine	925,649	63,462	784	244	990,139
Other	574,978	14,845	—	3,230	593,053
Total commercial loans	25,141,567	779,394	88,882	90,998	26,100,841
Consumer loans:
Real estate secured loans	2,787,853	11,838	—	5,630	2,805,321
Other consumer loans	463,850	378	—	13	464,241
Total consumer loans	3,251,703	12,216	—	5,643	3,269,562
Total gross loans	$28,393,270	$791,610	$88,882	$96,641	$29,370,403
December 31, 2018:
Commercial loans:
Software/internet	$5,574,332	$520,796	$48,069	$66,781	$6,209,978
Hardware	1,146,985	87,309	10,250	1,256	1,245,800
Private equity/venture capital	14,098,281	16,151	—	3,700	14,118,132
Life science/healthcare	2,291,356	135,653	16,276	17,791	2,461,076
Premium wine	909,965	49,287	1,017	284	960,553
Other	467,653	17,344	—	411	485,408
Total commercial loans	24,488,572	826,540	75,612	90,223	25,480,947
Consumer loans:
Real estate secured loans	2,584,261	21,145	320	3,919	2,609,645
Other consumer loans	419,771	949	—	—	420,720
Total consumer loans	3,004,032	22,094	320	3,919	3,030,365
Total gross loans	$27,492,604	$848,634	$75,932	$94,142	$28,511,312

Troubled Debt Restructurings
As of June 30, 2019, we had 20 TDRs with a total carrying value of $112.0 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were $4.3 million of unfunded commitments available for funding to the clients associated with these TDRs as of June 30, 2019.
The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Loans modified in TDRs:
Commercial loans:
Software/internet	$79,512	$58,089
Hardware	8,159	9,665
Life science/healthcare	19,592	12,738
Premium wine	2,587	2,883
Total commercial loans	109,850	83,375
Consumer loans:
Other consumer loans	2,181	320
Total loans modified in TDRs	$112,031	$83,695

The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Loans modified in TDRs during the period:
Commercial loans:
Software/internet	$55,065	$14,783	$55,681	$14,783
Hardware	—	1,954	—	3,448
Life science/healthcare	11,227	6,231	11,227	7,461
Total commercial loans	66,292	22,968	66,908	25,692
Consumer loans:
Other consumer loans	1,865	—	1,865	325
Total loans modified in TDRs during the period (1)	$68,157	$22,968	$68,773	$26,017

(1)
There were $3.4 million and $5.6 million of partial charge-offs for the three and six months ended June 30, 2019, respectively, and $8.5 million of partial charge-offs for both the three and six months ended June 30, 2018.

During the three and six months ended June 30, 2019, $66.3 million and $66.9 million, respectively, were modified through payment deferrals granted to our clients. During the three and six months ended June 30, 2019, $1.9 million were modified through partial forgiveness of principal for both periods presented. During the three and six months ended June 30, 2018, all new TDRs of $23.0 million and $26.0 million, respectively, were modified through payment deferrals granted to our clients.
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

The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software/internet	$—	$19,625	$—	$22,657
Hardware	—	3,449	—	3,449
Life science/healthcare	—	1,230	—	1,230
Total TDRs modified within the previous 12 months that defaulted in the period	$—	$24,304	$—	$27,336

Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology for TDRs was necessary to determine the allowance for loan losses as of June 30, 2019.

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
Total recorded balances for the lease assets and liabilities are as follows:

(Dollars in thousands)	June 30, 2019
Assets:
Right-of-use assets - operating leases (1)	$156,347
Liabilities:
Lease liabilities - operating leases (1)	195,326

(1)	Included in these amounts are $23.3 million and $32.3 million of ROU assets and lease liabilities, respectively, attributable to the inclusion of SVB Leerink in our financial results at June 30, 2019.

The components of our lease cost and supplemental cash flow information related to leases for the three and six months ended June 30, 2019 were as follows:

(Dollars in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$9,462	$18,980
Short-term lease cost	582	845
Variable lease cost	933	1,779
Less: sublease income	(1,115)	(2,223)
Total lease cost, net	$9,862	$19,381
Supplemental cash flows information:
Cash paid for operating leases	$10,884	$21,238
The table below presents additional information related to the Company's leases as of June 30, 2019:

June 30, 2019
Weighted-average remaining term (in years) - operating leases	6.22
Weighted-average discount rate - operating leases (1)	3.19%

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

The following table presents our undiscounted future cash payments for our operating lease liabilities as of June 30, 2019:

Years ended December 31, (Dollars in thousands)	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$21,753
2020	40,222
2021	37,410
2022	31,853
2023	30,384
2024 and thereafter	38,204
Total future lease payments (1)	$199,826
Less: imputed interest	(4,500)
Total lease liabilities	$195,326

(1)
As of June 30, 2019, we have additional operating leases that have not yet commenced. We estimate that we will record additional operating lease liabilities of $30.1 million upon commencement. These operating leases will commence in 2019 with lease terms of one to ten years.

The following table presents minimum future payments under noncancelable operating leases under ASC 840, as of December 31, 2018:

(Dollars in thousands)	Amount
2019	$38,609
2020	37,575
2021	35,854
2022	31,659
2023	30,904
2024 and thereafter	49,071
Total minimum future payments	$223,672

10.	Goodwill and Other Intangible Assets

Goodwill
On January 4, 2019, we completed the acquisition of Leerink Holdings LLC, the Boston-based parent company of healthcare and life science investment bank Leerink Partners LLC, now SVB Leerink. We recognized identifiable intangible assets of $60.9 million and goodwill of $137.8 million as a result of the acquisition. For additional information, refer to Note 2—“Business Combination” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report. The goodwill of $137.8 million includes revenue generating synergies expected from collaboration between SVB Leerink and the Company.
The changes in goodwill were as follows for the six months ended June 30, 2019:

(Dollars in thousands)	Goodwill
Beginning balance at December 31, 2018	$—
Acquisitions (1)	137,823
Ending balance at June 30, 2019	$137,823

(1)
All reported goodwill amounts have been allocated to the SVB Leerink reporting segment and are expected to be deductible for tax purposes. Refer to Note 15—“Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional information.

Other Intangible Assets
The components of net other intangible assets related to the acquisition of SVB Leerink were as follows:

	June 30, 2019
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$42,000	$1,910	$40,090
Other	18,900	3,832	15,068
Total other intangible assets	$60,900	$5,742	$55,158

For the six months ended June 30, 2019, we recorded amortization expense of $5.7 million. Assuming no future impairments of other intangible assets or additional acquisitions or dispositions, the following table presents the Company's future expected amortization expense for other intangible assets that will continue to be amortized:

Years ended December 31, (Dollars in thousands)	Other Intangible Assets
2019 (excluding the six months ended June 30, 2019)	$5,742
2020	5,382
2021	4,732
2022	4,732
2023	4,732
2024 and thereafter	29,838
Total future amortization expense	$55,158

11.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at June 30, 2019 and December 31, 2018:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at June 30, 2019	June 30, 2019	December 31, 2018
Short-term borrowings:
Short-term FHLB advances			$—	$300,000
Securities sold under agreement to repurchase	(1)		—	319,414
Other short-term borrowings	(2)	$24,252	24,252	11,998
Total short-term borrowings			$24,252	$631,412
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$347,812	$347,639
5.375% Senior Notes	September 15, 2020	350,000	349,158	348,826
Total long-term debt			$696,970	$696,465

(1)	Securities sold under repurchase agreements are effectively short-term borrowings collateralized by U.S. Treasury securities.

(2)	Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.
Interest expense related to short-term borrowings and long-term debt was $9.2 million and $19.4 million for the three and six months ended June 30, 2019, respectively, and $8.6 million and $17.0 million for the three and six months ended June 30, 2018. The weighted average interest rate associated with our overnight short-term borrowings was 2.62 percent as of December 31, 2018. There were no overnight short-term borrowings as of June 30, 2019.
Short-term Borrowings
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of June 30, 2019, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $4.6 billion, of which $4.1 billion was available to support additional borrowings. As of June 30, 2019, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $0.6 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $1.9 billion at June 30, 2019. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $3.3 billion at June 30, 2019.

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
We assess hedge effectiveness under ASC 815 on a quarterly basis to ensure all hedges remain highly effective to ensure hedge accounting under ASC 815 can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge per ASC 815, any amounts remaining as gain or loss in accumulated other comprehensive income are reclassified into earnings in the line item "Loans" as part of interest income, a component of consolidated net income. As of June 30, 2019, no derivatives classified as hedges were terminated or were disqualified for hedge accounting. The maximum length of time over which the forecasted transactions are hedged is approximately six years.
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

The total notional or contractual amounts and fair value of our derivative financial instruments at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019			December 31, 2018
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in thousands)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	$1,015,000	$19,558	$—	$—	$—	$—
Interest rate swaps	250,000	—	391	—	—	—
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	37,120	1,081	—	263,733	4,767	—
Foreign exchange forwards	275,704	—	4,210	178,310	—	1,094
Other derivative instruments:
Equity warrant assets	221,013	158,048	—	223,532	149,238	—
Client foreign exchange forwards	3,447,213	92,623	—	2,759,878	93,876	—
Client foreign exchange forwards	3,137,742	—	81,489	2,568,085	—	85,706
Client foreign currency options	87,439	758	—	93,556	1,759	—
Client foreign currency options	87,538	—	758	93,579	—	1,759
Client interest rate derivatives (2)	1,159,613	19,440	—	1,020,416	8,499	—
Client interest rate derivatives (2)	1,237,704	—	25,803	1,337,328	—	9,491
Total derivatives not designated as hedging instruments		271,950	112,260		258,139	98,050
Total derivatives		$291,508	$112,651		$258,139	$98,050

(1)	Derivative assets and liabilities are included in "Accrued interest receivable and other assets" and "Other liabilities", respectively, on our consolidated balance sheets.

(2)
The amount reported for June 30, 2019 reflects rule changes implemented by two central clearing houses that require entities to treat derivative assets, liabilities and the related variation margin as settlement of the related derivative fair values for legal and accounting purposes, as opposed to presenting gross derivative assets and liabilities. As a result, client interest rate derivatives reflect reductions of approximately $4.2 million and $0.4 million of derivative assets at June 30, 2019 and December 31, 2018, respectively.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and six months ended June 30, 2019 and 2018 is as follows:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Statement of income location	2019	2018	2019	2018
Derivatives designated as hedging instruments:
Interest rate risks:
Amounts reclassified from accumulated other comprehensive income into income	Interest income—loans	$(508)	$—	$(511)	$—
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on revaluations of internal foreign currency instruments, net	Other noninterest income	$2,491	$(319)	$3,541	$2,607
(Losses) gains on internal foreign exchange forward contracts, net	Other noninterest income	(3,274)	459	(3,743)	(3,053)
Net (losses) gains associated with internal currency risk		$(783)	$140	$(202)	$(446)
Other derivative instruments:
Gains (losses) on revaluations of client foreign currency instruments, net	Other noninterest income	$959	$(2,748)	$(12,612)	$4,905
Gains (losses) on client foreign exchange forward contracts, net	Other noninterest income	411	2,844	13,065	(4,270)
Net gains associated with client currency risk		$1,370	$96	$453	$635
Net gains on equity warrant assets	Gains on equity warrant assets, net	$48,347	$19,061	$69,652	$38,252
Net (losses) gains on other derivatives	Other noninterest income	$(1,131)	$(10)	$(1,496)	$421

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.

The following table summarizes our assets subject to enforceable master netting arrangements as of June 30, 2019 and December 31, 2018:

	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position but Subject to Master Netting Arrangements		Net Amount
(Dollars in thousands)				Financial Instruments	Cash Collateral Received (1)
June 30, 2019
Derivative assets:
Interest rate swaps	$19,558	$—	$19,558	$(19,558)	$—	$—
Foreign exchange forwards	93,704	—	93,704	(30,435)	(24,171)	39,098
Foreign currency options	758	—	758	(246)	(59)	453
Client interest rate derivatives	19,440	—	19,440	(19,418)	(22)	—
Total derivative assets	133,460	—	133,460	(69,657)	(24,252)	39,551
Reverse repurchase, securities borrowing, and similar arrangements	291,678	—	291,678	(291,678)	—	—
Total	$425,138	$—	$425,138	$(361,335)	$(24,252)	$39,551
December 31, 2018
Derivative assets:
Foreign exchange forwards	$98,643	$—	$98,643	$(38,213)	$(11,825)	$48,605
Foreign currency options	1,759	—	1,759	(613)	(90)	1,056
Client interest rate derivatives	8,499	—	8,499	(8,416)	(83)	—
Total derivative assets	108,901	—	108,901	(47,242)	(11,998)	49,661
Reverse repurchase, securities borrowing, and similar arrangements	123,611	—	123,611	(123,611)	—	—
Total	$232,512	$—	$232,512	$(170,853)	$(11,998)	$49,661

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “Short-term borrowings” on our consolidated balance sheets.

The following table summarizes our liabilities subject to enforceable master netting arrangements as of June 30, 2019 and December 31, 2018:

	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position but Subject to Master Netting Arrangements		Net Amount
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged (1)
June 30, 2019
Derivative liabilities:
Interest rate swaps	$391	$—	$391	$(391)	$—	$—
Foreign exchange forwards	85,699	—	85,699	(17,096)	(29,296)	39,307
Foreign currency options	758	—	758	(475)	—	283
Client interest rate derivatives	25,803	—	25,803	—	(25,579)	224
Total derivative liabilities	112,651	—	112,651	(17,962)	(54,875)	39,814
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$112,651	$—	$112,651	$(17,962)	$(54,875)	$39,814
December 31, 2018
Derivative liabilities:
Foreign exchange forwards	$86,800	$—	$86,800	$(24,778)	$(20,732)	$41,290
Foreign currency options	1,759	—	1,759	(1,054)	—	705
Client interest rate derivatives	9,491	—	9,491	—	(9,207)	284
Total derivative liabilities	98,050	—	98,050	(25,832)	(29,939)	42,279
Repurchase, securities lending, and similar arrangements	319,414	—	319,414	—	—	319,414
Total	$417,464	$—	$417,464	$(25,832)	$(29,939)	$361,693

(1)
Cash collateral pledged to our counterparties in relation to market value exposures of derivative contracts in a liability position and repurchase agreements are recorded as a component of “Cash and cash equivalents" on our consolidated balance sheets.

13.	Noninterest Income
On January 1, 2018, we adopted accounting standard ASU 2014-09, Revenue from Contracts with Customers and all the related amendments ("ASC 606" or "ASU 2014-09"). Included below is a summary of noninterest income, as well as the impact of such adoption, for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Noninterest income:
Gains on investment securities, net	$47,698	$36,114	$76,726	$45,172
Gains on equity warrant assets, net	48,347	19,061	69,652	38,252
Client investment fees	45,744	29,452	90,226	52,327
Foreign exchange fees	38,506	34,077	76,554	67,904
Credit card fees	28,790	22,926	56,273	44,618
Deposit service charges	22,075	18,794	43,014	36,493
Lending related fees	11,213	9,528	25,150	20,263
Letters of credit and standby letters of credit fees	11,009	8,347	20,363	16,529
Investment banking revenue	48,694	—	98,489	—
Commissions	14,429	—	28,537	—
Other	17,245	14,390	29,142	26,649
Total noninterest income	$333,750	$192,689	$614,126	$348,207

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
Gains on investment securities are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our investment-related activities. A summary of gains and losses on investment securities for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Gains on non-marketable and other equity securities, net	$47,973	$36,114	$80,631	$45,172
Losses on sales of available-for-sale securities, net	(275)	—	(3,905)	—
Total gains on investment securities, net	$47,698	$36,114	$76,726	$45,172

Gains on equity warrant assets, net
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. Any changes in fair value from the grant date fair value of equity warrant assets will be recognized as increases or decreases to other assets on our balance sheet and as net gains or losses on equity warrant assets, in noninterest income, a component of consolidated net income. Gains on equity warrant assets are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of net gains on equity warrant assets for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Equity warrant assets:
Gains on exercises, net	$40,226	$8,875	$49,180	$20,509
Terminations	(1,045)	(826)	(1,884)	(1,726)
Changes in fair value, net	9,166	11,012	22,356	19,469
Total net gains on equity warrant assets	$48,347	$19,061	$69,652	$38,252

Client investment fees
Client investment fees include fees earned from discretionary investment management services for substantially all clients, managing clients’ portfolios based on their investment policies, strategies and objectives and investment advisory fees. Revenue is recognized on a monthly basis upon completion of our performance obligation and consideration is typically received in the subsequent month. Included in our sweep money market fees are Rule 12(b)-1 fees, revenue sharing and customer transactional-based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period, typically monthly. Transactional based fees are earned and recognized on fixed income securities when the transaction is executed on the clients' behalf. Amounts paid to third-party service providers are predominantly expensed, such that client investment fees are recorded gross of payments made to third parties. A summary of client investment fees by instrument type for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Client investment fees by type:
Sweep money market fees	$26,952	$17,178	$53,496	$29,500
Asset management fees (1)	6,956	5,730	13,628	11,088
Repurchase agreement fees	11,836	6,544	23,102	11,739
Total client investment fees (2)	$45,744	$29,452	$90,226	$52,327

(1)	Represents fees earned from investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(2)	Represents fees earned on client investment funds which are maintained at third-party financial institutions and are not recorded on our balance sheet.
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
Forward contract and option premium fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of foreign exchange fee income by instrument type for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Foreign exchange fees by instrument type:
Spot contract commissions	$34,696	$31,548	$69,725	$62,750
Forward contract commissions	3,778	2,455	6,773	4,940
Option premium fees	32	74	56	214
Total foreign exchange fees	$38,506	$34,077	$76,554	$67,904

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
Annual card service fees are recognized on a straight-line basis over a 12-month period and continue to be accounted for under ASC 310 - Receivables.
A summary of credit card fees by instrument type for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Credit card fees by instrument type:
Card interchange fees, net	$22,855	$18,137	$44,248	$35,697
Merchant service fees	4,286	3,425	8,821	6,331
Card service fees	1,649	1,364	3,204	2,590
Total credit card fees	$28,790	$22,926	$56,273	$44,618

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

Lending related fees
Unused commitment fees, minimum finance fees and unused line fees are recognized as earned on a monthly basis. Fees that qualify for syndication treatment are recognized at the completion of the syndicated loan deal for which the fees were received. Lending related fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our lending-related activities. A summary of lending related fees by instrument type for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Lending related fees by instrument type:
Unused commitment fees	$7,051	$7,827	$16,721	$16,584
Other	4,162	1,701	8,429	3,679
Total lending related fees	$11,213	$9,528	$25,150	$20,263

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
Investment banking revenue
The Company earns investment banking revenue from clients for providing services related to securities underwriting, private placements and advisory services on strategic matters such as mergers and acquisitions. Underwriting fees are attributable to public and private offerings of equity and debt securities and are recognized at the point in time when the offering has been deemed to be completed by the lead manager of the underwriting group. Once the offering is completed, the performance obligation has been satisfied and the Company recognizes the applicable management fee as well the underwriting fee, net of consideration payable to customers. The Company recognizes private placement fees at the point in time when the private placement is completed, which is generally when the client accepts capital from the fund raise. Advisory fees from mergers and acquisitions engagements are generally recognized at the point in time when the related transaction is completed. Expenses are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other deal-related expenses are expensed as incurred. The Company has determined that it acts as principal in the majority of these transactions and therefore presents expenses gross within other operating expenses.
A summary of investment banking revenue by instrument type for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Investment banking revenue:
Underwriting fees	$42,584	$—	$78,356	$—
Advisory fees	5,315	—	17,588	—
Private placements and other	795	—	2,545	—
Total investment banking revenue	$48,694	$—	$98,489	$—

Commissions
Commissions include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation and the transaction price is fixed at the point in time or trade order execution. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis. Commission are presented in the "Disaggregation of revenue from contracts with customers" table below.

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
A summary of other noninterest income by instrument type for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Other noninterest income by instrument type:
Fund management fees	$7,758	$5,929	$15,799	$11,665
Net gains on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	587	236	251	189
Other service revenue	8,900	8,225	13,092	14,795
Total other noninterest income	$17,245	$14,390	$29,142	$26,649

(1)
Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.

Disaggregation of revenue from contracts with customers
The following tables present our revenues from contracts with customers disaggregated by revenue source and segment for the three and six months ended June 30, 2019 and 2018:

Three months ended June 30, 2019 (Dollars in thousands)	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
Revenue from contracts with customers:
Client investment fees	$18,325	$466	$—	$—	$26,953	$45,744
Spot contract commissions	34,428	165	—	—	103	34,696
Card interchange fees, gross	41,887	—	—	—	190	42,077
Merchant service fees	4,286	—	—	—	—	4,286
Deposit service charges	21,750	33	—	—	292	22,075
Investment banking revenue	—	—	—	48,694	—	48,694
Commissions	—	—	—	14,429	—	14,429
Fund management fees	—	—	6,328	1,430	—	7,758
Correspondent bank rebates	1,612	—	—	—	—	1,612
Total revenue from contracts with customers	$122,288	$664	$6,328	$64,553	$27,538	$221,371
Revenues outside the scope of ASC 606 (1)	8,364	22	33,731	2,447	67,815	112,379
Total noninterest income	$130,652	$686	$40,059	$67,000	$95,353	$333,750

(1)	Amounts are accounted for under separate guidance than ASC 606.

(2)	Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Three months ended June 30,2018 (Dollars in thousands)	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	Other Items	Total
Revenue from contracts with customers:
Client investment fees	$11,895	$379	$—	$17,178	$29,452
Spot contract commissions	31,350	144	—	54	31,548
Card interchange fees, gross	31,734	—	—	104	31,838
Merchant service fees	3,425	—	—	—	3,425
Deposit service charges	18,386	31	—	377	18,794
Fund management fees	—	—	5,929	—	5,929
Correspondent bank rebates	1,473	—	—	—	1,473
Total revenue from contracts with customers	$98,263	$554	$5,929	$17,713	$122,459
Revenues outside the scope of ASC 606 (1)	13,411	11	23,460	33,348	70,230
Total noninterest income	$111,674	$565	$29,389	$51,061	$192,689

(1)	Amounts are accounted for under separate guidance than ASC 606.

(2)	Global Commercial Bank’s and SVB Capital’s components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Six months ended June 30, 2019 (Dollars in thousands)	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
Revenue from contracts with customers:
Client investment fees	$35,884	$846	$—	$—	$53,496	$90,226
Spot contract commissions	69,233	288	—	—	204	69,725
Card interchange fees, gross	80,601	—	—	—	337	80,938
Merchant service fees	8,821	—	—	—	—	8,821
Deposit service charges	42,543	68	—	—	403	43,014
Investment banking revenue	—	—	—	98,489	—	98,489
Commissions	—	—	—	28,537	—	28,537
Fund management fees	—	—	12,987	2,812	—	15,799
Correspondent bank rebates	3,079	—	—	—	—	3,079
Total revenue from contracts with customers	$240,161	$1,202	$12,987	$129,838	$54,440	$438,628
Revenues outside the scope of ASC 606 (1)	16,808	(6)	51,917	5,279	101,500	175,498
Total noninterest income	$256,969	$1,196	$64,904	$135,117	$155,940	$614,126

(1)	Amounts are accounted for under separate guidance than ASC 606.

(2)	Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Six months ended June 30,2018 (Dollars in thousands)	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	Other Items	Total
Revenue from contracts with customers:
Client investment fees	$22,145	$681	$—	$29,501	$52,327
Spot contract commissions	62,322	323	—	105	62,750
Card interchange fees, gross	61,183	—	—	203	61,386
Merchant service fees	6,331	—	—	—	6,331
Deposit service charges	35,426	59	—	1,008	36,493
Fund management fees	—	—	11,665	—	11,665
Correspondent bank rebates	2,869	—	—	—	2,869
Total revenue from contracts with customers	$190,276	$1,063	$11,665	$30,817	$233,821
Revenues outside the scope of ASC 606 (1)	19,284	9	47,698	47,395	114,386
Total noninterest income	$209,560	$1,072	$59,363	$78,212	$348,207

(1)	Amounts are accounted for under separate guidance than ASC 606.

(2)	Global Commercial Bank’s and SVB Capital’s components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."
The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, and unearned revenue when revenue is recognized subsequent to receipt of consideration. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. During the three and six months ended June 30, 2019 and 2018, changes in our contract assets, contract liabilities and receivables were not material. Additionally, revenues recognized during the three and six months ended June 30, 2019 and 2018 that were included in the corresponding contract liability balance at the beginning of the periods were not material.

14.	Other Noninterest Expense
A summary of other noninterest expense for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Lending and other client related processing costs	$8,763	$7,403	$13,940	$10,603
Correspondent bank fees	3,569	3,277	7,313	6,687
Investment banking activities	3,869	—	8,054	—
Trade order execution costs	2,828	—	5,344	—
Data processing services	2,659	2,703	5,558	5,195
Telephone	2,422	2,378	5,163	4,756
Dues and publications	860	845	2,384	1,694
Postage and supplies	678	813	1,448	1,480
Other	11,769	4,670	21,749	9,778
Total other noninterest expense	$37,417	$22,089	$70,953	$40,193

15.	Segment Reporting
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

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.

Our segment information for the three and six months ended June 30, 2019 and 2018 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	SVB Leerink (1)	Other Items (2)	Total
Three months ended June 30, 2019
Net interest income	$461,752	$12,277	$6	$242	$55,126	$529,403
Provision for credit losses	(18,295)	(853)	—	—	(4,798)	(23,946)
Noninterest income	130,652	686	40,059	67,000	95,353	333,750
Noninterest expense (3)	(206,902)	(9,526)	(7,883)	(61,935)	(97,276)	(383,522)
Income before income tax expense (4)	$367,207	$2,584	$32,182	$5,307	$48,405	$455,685
Total average loans, net of unearned income	$25,724,704	$3,217,597	$—	$—	$464,319	$29,406,620
Total average assets (5) (6)	60,502,170	2,432,358	373,167	410,279	(3,017,488)	60,700,486
Total average deposits	51,126,806	1,394,905	—	—	440,497	52,962,208
Three months ended June 30, 2018
Net interest income	$409,057	$15,600	$9	$—	$41,777	$466,443
Provision for credit losses	(27,356)	(300)	—	—	(1,424)	(29,080)
Noninterest income	111,674	565	29,389	—	51,061	192,689
Noninterest expense (3)	(196,992)	(7,974)	(5,666)	—	(95,107)	(305,739)
Income (loss) before income tax expense (4)	$296,383	$7,891	$23,732	$—	$(3,693)	$324,313
Total average loans, net of unearned income	$21,714,870	$2,777,617	$—	$—	$366,016	$24,858,503
Total average assets (5)	52,561,973	2,515,984	369,841	—	(1,027,152)	54,420,646
Total average deposits	45,991,701	1,480,162	—	—	500,088	47,971,951
Six months ended June 30, 2019
Net interest income	$907,628	$24,258	$12	$684	$109,707	$1,042,289
(Provision for) reduction of credit losses	(45,100)	131	—	—	(7,528)	(52,497)
Noninterest income	256,969	1,196	64,904	135,117	155,940	614,126
Noninterest expense (3)	(404,147)	(18,378)	(13,665)	(122,475)	(190,521)	(749,186)
Income before income tax expense (4)	$715,350	$7,207	$51,251	$13,326	$67,598	$854,732
Total average loans, net of unearned income	$25,264,010	$3,152,104	$—	$—	$484,046	$28,900,160
Total average assets (5) (6)	58,214,465	2,469,804	375,934	355,609	(2,292,578)	59,123,234
Total average deposits	49,371,589	1,442,803	—	—	532,788	51,347,180
Six months ended June 30, 2018
Net interest income	$778,924	$31,847	$16	$—	$75,519	$886,306
Provision for credit losses	(52,630)	(2,022)	—	—	(2,400)	(57,052)
Noninterest income	209,560	1,072	59,363	—	78,212	348,207
Noninterest expense (3)	(382,251)	(16,199)	(10,712)	—	(161,994)	(571,156)
Income (loss) before income tax expense (4)	$553,603	$14,698	$48,667	$—	$(10,663)	$606,305
Total average loans, net of unearned income	$21,199,897	$2,722,444	$—	$—	$413,421	$24,335,762
Total average assets (5)	51,274,033	2,553,024	371,572	—	(799,013)	53,399,616
Total average deposits	45,022,054	1,526,038	—	—	496,078	47,044,170

(1)
Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within “Other Items."

(2)
The “Other Items” column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income consists primarily of interest earned from our fixed income investment portfolio, net of FTP. Noninterest income consists primarily of gains on equity warrant assets, gains or losses on the sale of fixed income investments and gains on equity securities from exercised warrant assets. Noninterest expense consists primarily of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses.

(3)
The Global Commercial Bank segment includes direct depreciation and amortization of $4.8 million and $5.5 million for the three months ended June 30, 2019 and 2018, respectively, and $9.6 million and $11.0 million for the six months ended June 30, 2019 and 2018.

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

(6)	Included in the total average assets for SVB Leerink is goodwill of $137.8 million for both the three and six months ended June 30, 2019 related to the acquisition effective January 4, 2019.

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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,917,907	$1,839,190
Variable interest rate commitments	16,484,542	14,821,815
Total loan commitments available for funding	18,402,449	16,661,005
Commercial and standby letters of credit (2)	2,549,620	2,252,016
Total unfunded credit commitments	$20,952,069	$18,913,021
Commitments unavailable for funding (3)	$2,922,238	$2,723,835
Allowance for unfunded credit commitments (4)	62,664	55,183

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	Our allowance for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at June 30, 2019. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$2,290,762	$95,663	$2,386,425	$2,386,425
Performance standby letters of credit	125,310	22,804	148,114	148,114
Commercial letters of credit	14,781	300	15,081	15,081
Total	$2,430,853	$118,767	$2,549,620	$2,549,620

Deferred fees related to financial and performance standby letters of credit were $16.2 million at June 30, 2019 and $14.1 million at December 31, 2018. At June 30, 2019, collateral in the form of cash of $1.4 billion was available to us to reimburse losses, if any, under financial and performance standby letters of credit.
Commitments to Invest in Venture Capital and Private Equity Funds
Subject to applicable regulatory requirements, including the Volcker Rule, we make commitments to invest in venture capital and private equity funds, which generally make investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at June 30, 2019:

(Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (3)
CP I, LP	$6,000	$270	10.7%
CP II, LP (1)	1,200	162	5.1
Capital Preferred Return Fund, LP	12,688	—	20.0
Growth Partners, LP	24,670	1,340	33.0
Strategic Investors Fund, LP	15,300	688	12.6
Strategic Investors Fund II, LP	15,000	1,050	8.6
Strategic Investors Fund III, LP	15,000	1,275	5.9
Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V funds	515	131	Various
Other venture capital and private equity fund investments (equity method accounting)	21,813	5,914	Various
Debt funds (equity method accounting)	58,493	—	Various
Other fund investments (2)	295,648	7,709	Various
Total	$478,566	$20,864

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in Strategic Investors Fund II, LP.

(2)	Represents commitments to 215 funds (primarily venture capital funds) where our ownership interest is generally less than five percent of the voting interests of each such fund.

(3)
We are subject to the Volcker Rule, which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Part 1, Item 1 of our 2018 Form 10-K.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at June 30, 2019:

(Dollars in thousands)	Unfunded Commitments
Strategic Investors Fund, LP	$1,338
Capital Preferred Return Fund, LP	1,572
Growth Partners, LP	2,527
Total	$5,437

17.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax and California tax returns as major tax filings. Our U.S. federal tax returns for 2015 and subsequent tax years remain open to full examination. Our California tax returns for 2015 and subsequent tax years remain open to full examination.

At June 30, 2019, our unrecognized tax benefit was $13.3 million, the recognition of which would reduce our income tax expense by $10.4 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.

We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three months ended June 30, 2019.

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
It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon valuation techniques that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Substantially all of our financial instruments use the foregoing methodologies and are categorized as a Level 1 or Level 2 measurement in the fair value hierarchy. However, in certain cases, when market observable inputs for our valuation techniques may not be readily available, we are required to make judgments about assumptions we believe market participants would use in estimating the fair value of the financial instrument, and based on the significance of those judgments, the measurement may be determined to be a Level 3 fair value measurement.

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
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2019
Assets:
Available-for-sale securities:
U.S. Treasury securities	$4,821,074	$—	$—	$4,821,074
Foreign government debt securities	9,211	—	—	9,211
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,321,857	—	1,321,857
Agency-issued collateralized mortgage obligations—fixed rate	—	1,788,180	—	1,788,180
Total available-for-sale securities	4,830,285	3,110,037	—	7,940,322
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	302,852
Venture capital and private equity fund investments not measured at net asset value (1)	—	—	441	441
Other equity securities in public companies	5,068	34,740	—	39,808
Total non-marketable and other equity securities (fair value accounting)	5,068	34,740	441	343,101
Other assets:
Foreign exchange forward and option contracts	—	94,462	—	94,462
Equity warrant assets	—	10,278	147,770	158,048
Interest rate swaps	—	19,558	—	19,558
Client interest rate derivatives	—	19,440	—	19,440
Total assets	$4,835,353	$3,288,515	$148,211	$8,574,931
Liabilities:
Foreign exchange forward and option contracts	$—	$86,457	$—	$86,457
Interest rate swaps	—	391	—	391
Client interest rate derivatives	—	25,803	—	25,803
Total liabilities	$—	$112,651	$—	$112,651

(1)	Included in Level 3 assets is $394 thousand attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2019 and 2018:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales/Exits	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Three months ended June 30, 2019
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$1,035	$2	$—	$(596)	$—	$—	$—	$441
Other assets:
Equity warrant assets (2)	156,749	46,645	—	(55,568)	3,041	—	(3,097)	147,770
Total assets	$157,784	$46,647	$—	$(56,164)	$3,041	$—	$(3,097)	$148,211
Three months ended June 30, 2018
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$1,001	$—	$—	$—	$—	$—	$—	$1,001
Other assets:
Equity warrant assets (2)	131,506	18,249	—	(15,235)	4,299	—	(1,066)	137,753
Total assets	$132,507	$18,249	$—	$(15,235)	$4,299	$—	$(1,066)	$138,754
Six months ended June 30, 2019
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$1,079	$(45)	$—	$(596)	$—	$3	$—	$441
Other assets:
Equity warrant assets (2)	145,199	65,811	575	(67,873)	7,584	—	(3,526)	147,770
Total assets	$146,278	$65,766	$575	$(68,469)	$7,584	$3	$(3,526)	$148,211
Six months ended June 30, 2018
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$919	$82	$—	$—	$—	$—	$—	$1,001
Other assets:
Equity warrant assets (2)	121,331	36,860	—	(27,363)	9,198	—	(2,273)	137,753
Total assets	$122,250	$36,942	$—	$(27,363)	$9,198	$—	$(2,273)	$138,754

(1)	Realized and unrealized gains (losses) are recorded in the line item “Gains on investment securities, net," a component of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net," a component of noninterest income.

The following table presents the amount of net unrealized gains and losses included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$2	$—	$(45)	$82
Other assets:
Equity warrant assets (2)	4,416	10,236	19,188	18,147
Total unrealized gains, net	$4,418	$10,236	$19,143	$18,229
Unrealized (losses) gains attributable to noncontrolling interests (1)	$(1)	$—	$(40)	$73

(1)	Unrealized gains (losses) are recorded in the line item “Gains on investment securities, net," a component of noninterest income.

(2)	Unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net," a component of noninterest income.
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at June 30, 2019 and December 31, 2018. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
June 30, 2019:
Venture capital and private equity fund investments (fair value accounting)	$441	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	3,775	Black-Scholes option pricing model	Volatility	42.3%
			Risk-Free interest rate	1.9
			Sales restrictions discount (2)	16.2
Equity warrant assets (private portfolio)	143,995	Black-Scholes option pricing model	Volatility	38.9
			Risk-Free interest rate	1.7
			Marketability discount (3)	18.6
			Remaining life assumption (4)	45.0
December 31, 2018:
Venture capital and private equity fund investments (fair value accounting)	$1,079	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	2,757	Black-Scholes option pricing model	Volatility	54.7%
			Risk-Free interest rate	2.6
			Sales restrictions discount (2)	18.5
Equity warrant assets (private portfolio)	142,442	Black-Scholes option pricing model	Volatility	38.5
			Risk-Free interest rate	2.5
			Marketability discount (3)	17.7
			Remaining life assumption (4)	45.0

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

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on terminations and exercises. At June 30, 2019, the weighted average contractual remaining term was 6.1 years, compared to our estimated remaining life of 2.8 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three and six months ended June 30, 2019 and 2018, we did not have any transfers between Level 2 and Level 1 or transfers between Level 3 and Level 1. All transfers from Level 3 to Level 2 for the three and six months ended June 30, 2019 and 2018 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.

Financial Instruments not Carried at Fair Value
FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at June 30, 2019 and December 31, 2018:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
June 30, 2019:
Financial assets:
Cash and cash equivalents	$9,020,925	$9,020,925	$9,020,925	$—	$—
Held-to-maturity securities	14,868,761	15,064,962	—	15,064,962	—
Non-marketable securities not measured at net asset value	151,431	151,431	—	—	151,431
Non-marketable securities measured at net asset value	191,172	191,172	—	—	—
Net commercial loans	25,654,063	26,263,514	—	—	26,263,514
Net consumer loans	3,253,622	3,330,518	—	—	3,330,518
FHLB and Federal Reserve Bank stock	59,508	59,508	—	—	59,508
Financial liabilities:
Short-term borrowings	24,252	24,252	—	24,252	—
Non-maturity deposits (1)	55,452,274	55,452,274	55,452,274	—	—
Time deposits	158,266	157,958	—	157,958	—
3.50% Senior Notes	347,812	357,368	—	357,368	—
5.375% Senior Notes	349,158	362,114	—	362,114	—
Off-balance sheet financial assets:
Commitments to extend credit	—	24,349	—	—	24,349
December 31, 2018:
Financial assets:
Cash and cash equivalents	$3,571,539	$3,571,539	$3,571,539	$—	$—
Held-to-maturity securities	15,487,442	15,188,236	—	15,188,236	—
Non-marketable securities not measured at net asset value	131,453	131,453	—	—	131,453
Non-marketable securities measured at net asset value	151,247	151,247	—	—	—
Net commercial loans	25,043,671	25,463,968	—	—	25,463,968
Net consumer loans	3,013,706	3,064,093	—	—	3,064,093
FHLB and Federal Reserve Bank stock	58,878	58,878	—	—	58,878
Financial liabilities:
Short-term borrowings	631,412	631,412	—	631,412	—
Non-maturity deposits (1)	49,278,174	49,278,174	49,278,174	—	—
Time deposits	50,726	50,337	—	50,337	—
3.50% Senior Notes	347,639	336,088	—	336,088	—
5.375% Senior Notes	348,826	361,281	—	361,281	—
Off-balance sheet financial assets:
Commitments to extend credit	—	22,930	—	—	22,930

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of June 30, 2019:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$302,852	$302,852	$12,259
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	169,219	169,219	10,857
Debt funds (2)	7,168	7,168	—
Other investments (2)	14,785	14,785	886
Total	$494,024	$494,024	$24,002

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds (consolidated VIEs) and investments in venture capital and private equity fund investments (unconsolidated VIEs). Collectively, these investments in venture capital and private equity funds are primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $81.1 million and $4.1 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
Management’s Overview of Second Quarter 2019 Performance
Overall, we continued to deliver strong results in the second quarter of 2019, marked by continued healthy balance sheet growth, stable credit quality, robust core fee income and strong gains on equity warrants. Our core business continued to perform well as a result of our ongoing focus on innovation companies and their investors and continued efforts to secure client relationships. We saw continued success in working with private equity/venture capital firms, our technology and life science/healthcare clients and clients in our private bank division.

A summary of our performance for the three months ended June 30, 2019 (compared to the three months ended June 30, 2018, where applicable) is as follows:

BALANCE SHEET	EARNINGS
Assets. $60.7 billion in average total assets (up 11.5%). $63.8 billion in period-end total assets (up 14.2%).
Loans. $29.4 billion in average total loan balances, net of unearned income (up 18.3%). $29.2 billion in period-end total loan balances, net of unearned income (up 12.4%).
Total Client Funds. (on-balance sheet deposits and off-balance sheet client investment funds). $142.6 billion in average total client fund balances (up 19.6%). $147.1 billion in period-end total client fund balances (up 18.0%).
AFS/HTM Fixed Income Investments. $23.1 billion in average fixed income investment securities (down 8.1%). $22.8 billion in period-end fixed income investment securities (down 10.5%).

 EPS. Earnings per diluted share of $6.08 (up 37.6%).
Net Income. Consolidated net income available to common stockholders of $318.0 million (up 33.7%).
- Net interest income of $529.4 million (up 13.5%).
- Net interest margin of 3.68% (up 9 bps).
- Noninterest income of $333.8 million (up 73.2%), with non-GAAP core fee income+ of $157.3 million (up 27.8%).
- Noninterest expense of $383.5 million (up 25.4%).

ROE. Return on average equity (annualized) (“ROE”) performance of 23.29%.
Operating Efficiency Ratio. Operating efficiency ratio of 44.43% with a non-GAAP core operating efficiency ratio of 45.49%++.

CAPITAL	CREDIT QUALITY
Capital. Continued strong capital, with all capital ratios considered “well-capitalized” under banking regulations. SVBFG and SVB capital ratios, respectively, were:
- CET 1 risk-based capital ratio of 12.92% and 12.50%.
- Tier 1 risk-based capital ratio of 13.08% and 12.50%.
- Total risk-based capital ratio of 13.97% and 13.44%.
- Tier 1 leverage ratio of 8.82% and 8.17%.

Credit Quality. Continued disciplined underwriting.
- Allowance for loan losses of 1.03% as a percentage of period-end total gross loans.
- Provision for loan losses of 0.26% as a percentage of period-end total gross loans (annualized).
- Net loan charge-offs of 0.23% as a percentage of average total gross loans (annualized).

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

A summary of our performance for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands, except per share data, employees and ratios)	2019	2018	% Change		2019	2018	% Change
Income Statement:
Diluted earnings per share	$6.08	$4.42	37.6%		$11.51	$8.05	43.0%
Net income available to common stockholders	317,987	237,798	33.7		606,719	432,759	40.2
Net interest income	529,403	466,443	13.5		1,042,289	886,306	17.6
Net interest margin	3.68%	3.59%	9	bps	3.74%	3.49%	25	bps
Provision for credit losses	$23,946	$29,080	(17.7)%		$52,497	$57,052	(8.0)%
Noninterest income	333,750	192,689	73.2		614,126	348,207	76.4
Noninterest expense	383,522	305,739	25.4		749,186	571,156	31.2
Non-GAAP core fee income (1)	157,337	123,124	27.8		311,580	238,134	30.8
Non-GAAP core fee income, including investment banking revenue and commissions (1)	220,460	123,124	79.1		438,606	238,134	84.2
Non-GAAP noninterest income, net of noncontrolling interests (1)	315,014	183,244	71.9		592,142	325,738	81.8
Non-GAAP noninterest expense, net of noncontrolling interests (2)	383,354	305,512	25.5		748,639	570,961	31.1
Balance Sheet:

Average available-for-sale securities	$8,205,333	$10,048,423	(18.3)%		$7,541,439	$10,396,533	(27.5)%
Average held-to-maturity securities	14,922,589	15,112,154	(1.3)		15,072,441	14,178,427	6.3
Average loans, net of unearned income	29,406,620	24,858,503	18.3		28,900,160	24,335,762	18.8
Average noninterest-bearing demand deposits	38,117,893	39,814,450	(4.3)		38,170,001	38,887,766	(1.8)
Average interest-bearing deposits	14,844,315	8,157,501	82.0		13,177,179	8,156,404	61.6
Average total deposits	52,962,208	47,971,951	10.4		51,347,180	47,044,170	9.1
Earnings Ratios:
Return on average assets (annualized) (3)	2.10%	1.75%	20.0%		2.07%	1.63%	27.0%
Return on average SVBFG stockholders’ equity (annualized) (4)	23.29	20.82	11.9		22.74	19.51	16.6
Asset Quality Ratios:
Allowance for loan losses as a % of total period-end gross loans	1.03%	1.10%	(7)	bps	1.03%	1.10%	(7)	bps
Allowance for loan losses for performing loans as a % of total gross performing loans	0.85	0.90	(5)		0.85	0.90	(5)
Gross loan charge-offs as a % of average total gross loans (annualized)	0.36	0.25	11		0.25	0.21	4
Net loan charge-offs as a % of average total gross loans (annualized)	0.23	0.22	1		0.17	0.18	(1)
Capital Ratios:
SVBFG CET 1 risk-based capital ratio	12.92%	12.92%	—	bps	12.92%	12.92%	—	bps
SVBFG tier 1 risk-based capital ratio	13.08	13.10	(2)		13.08	13.10	(2)
SVBFG total risk-based capital ratio	13.97	14.03	(6)		13.97	14.03	(6)
SVBFG tier 1 leverage ratio	8.82	8.81	1		8.82	8.81	1
SVBFG tangible common equity to tangible assets (5)	8.43	8.34	9		8.43	8.34	9
SVBFG tangible common equity to risk-weighted assets (5)	13.13	12.68	45		13.13	12.68	45
Bank CET 1 risk-based capital ratio	12.50	11.76	74		12.50	11.76	74
Bank tier 1 risk-based capital ratio	12.50	11.76	74		12.50	11.76	74
Bank total risk-based capital ratio	13.44	12.72	72		13.44	12.72	72
Bank tier 1 leverage ratio	8.17	7.72	45		8.17	7.72	45
Bank tangible common equity to tangible assets (5)	7.91	7.39	52		7.91	7.39	52
Bank tangible common equity to risk-weighted assets (5)	12.72	11.52	120		12.72	11.52	120
Other Ratios:
GAAP operating efficiency ratio (6)	44.43%	46.39%	(4.2)%		45.23%	46.27%	(2.2)%
Non-GAAP core operating efficiency ratio (2)	45.49	50.40	(9.7)		45.11	49.45	(8.8)
Total costs of deposits (annualized) (7)	0.36	0.05	620.0		0.29	0.04	625.0
Book value per common share (8)	$107.72	$87.53	23.1		$107.72	$87.53	23.1
Other Statistics:
Average full-time equivalent employees	3,287	2,591	26.9%		3,257	2,545	28.0%
Period-end full-time equivalent employees	3,314	2,626	26.2		3,314	2,626	26.2

(1)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and non-GAAP core fee income including investment banking revenue and commissions.

(2)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP core operating efficiency ratio.

(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average assets.

(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average SVBFG stockholders’ equity.

(5)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total net interest income plus noninterest income.

(7)	Ratio represents annualized total cost of deposits and is calculated by dividing interest expense from deposits by average total deposits.

(8)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
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
There have been no significant changes during the six months ended June 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2018 Form 10-K.
Results of Operations
Net Interest Income and Margin (Fully Taxable Equivalent Basis)
Net interest income is defined as the difference between: (i) interest earned on loans, fixed income investments in our available-for-sale and held-to-maturity securities portfolios and short-term investment securities, and (ii) interest paid on funding sources. Net interest margin is defined as annualized net interest income, on a fully taxable equivalent basis, as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the federal statutory tax rate of 21.0 percent.
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

	2019 Compared to 2018			2019 Compared to 2018
	Three months ended June 30, increase (decrease) due to change in			Six months ended June 30, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$14,919	$5,258	$20,177	$22,222	$11,415	$33,637
Fixed income investment portfolio (taxable)	(14,317)	11,562	(2,755)	(26,529)	26,014	(515)
Fixed income investment portfolio (non-taxable)	3,782	350	4,132	10,402	1,129	11,531
Loans, net of unearned income	64,043	19,737	83,780	127,648	53,202	180,850
Increase in interest income, net	68,427	36,907	105,334	133,743	91,760	225,503
Interest expense:
Interest bearing checking and savings accounts	(23)	17	(6)	(34)	28	(6)
Money market deposits	20,849	14,379	35,228	26,549	26,655	53,204
Money market deposits in foreign offices	(5)	—	(5)	(10)	2	(8)
Time deposits	43	105	148	36	128	164
Sweep deposits in foreign offices	1,583	3,931	5,514	4,058	7,278	11,336
Total increase in deposits expense	22,447	18,432	40,879	30,599	34,091	64,690
Short-term borrowings	430	185	615	1,935	450	2,385
3.50% Senior Notes	3	—	3	7	—	7
5.375% Senior Notes	9	—	9	17	—	17
Total increase in borrowings expense	442	185	627	1,959	450	2,409
Increase in interest expense, net	22,889	18,617	41,506	32,558	34,541	67,099
Increase in net interest income	$45,538	$18,290	$63,828	$101,185	$57,219	$158,404
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended June 30, 2019 and 2018
Net interest income increased by $63.8 million to $532.3 million for the three months ended June 30, 2019, compared to $468.5 million for the comparable 2018 period. Overall, our net interest income increased primarily from interest earned on loans, reflective of higher average loan balances driven by strong loan growth from our private equity/venture capital loan portfolio as well as increases from our life science/healthcare and private bank loan portfolios and rate increases subsequent to June 30, 2018. In addition, we saw an increase in interest income from our interest earning cash and short-term investment securities reflective of higher average balances as well as an increase in yields from rate increases. These increases were partially offset by an increase in interest paid on our interest-bearing deposits due to the increase in average interest-bearing deposits as well as continued market rate adjustments on our interest-bearing deposits.
The main factors affecting interest income and interest expense for the three months ended June 30, 2019, compared to the comparable 2018 period are discussed below:

•	Interest income for the three months ended June 30, 2019 increased by $105.3 million due primarily to:

◦
An $83.8 million increase in interest income on loans to $414.1 million for the three months ended June 30, 2019, compared to $330.3 million for the comparable 2018 period. The increase was reflective of an increase in average loan balances of $4.5 billion and an increase in the overall loan yield of 32 basis points to 5.65 percent from 5.33 percent. Gross loan yields, excluding loan interest recoveries and loan fees, increased 29 basis points to 5.01 percent from 4.72 percent, reflective primarily of the benefit of interest rate increases since the second quarter of 2018. Loan fee yields remained relatively flat, while loan interest recoveries contributed 3 basis points for the three months ended June 30, 2019, and

◦
A $20.2 million increase in interest income from our interest-earning cash and short-term investment securities. The increase was due to the increase of $3.1 billion in average interest-earning Federal Reserve cash balances as well as the benefit from the impact of the increases in the Federal Funds target rate since June 30, 2018.

•	Interest expense for the three months ended June 30, 2019 increased by $41.5 million due primarily to:

◦
A $40.9 million increase in interest expense on deposits due primarily to an increase in interest paid on our interest-bearing money market and foreign sweep deposits due to the growth in average interest-bearing deposits of $6.7 billion as well as market rate adjustments.

Six months ended June 30, 2019 and 2018
The main factors affecting interest income and interest expense for the six months ended June 30, 2019, compared to the comparable 2018 period are discussed below:

•	Interest income for the six months ended June 30, 2019 increased by $225.5 million due primarily to:

◦
A $180.9 million increase in interest income on loans to $808.2 million for the six months ended June 30, 2019, compared to $627.4 million for the comparable 2018 period. The increase was reflective of an increase in average loan balances of $4.6 billion and an increase in the overall loan yield of 44 basis points to 5.64 percent from 5.20 percent. Gross loan yields, excluding loan interest recoveries and loan fees, increased 42 basis points to 5.05 percent from 4.63 percent, reflective of the benefit of interest rate increases, partially offset by the strong growth of our lower yielding private equity/venture capital loan portfolio. Our private equity/venture capital loan portfolio represented 50.0 percent and 46.8 percent of our total gross loan portfolio at June 30, 2019 and 2018, respectively. Loan fee yields remained flat, while loan interest recoveries contributed 2 basis points for the six months ended June 30, 2019, and

◦
A $33.6 million increase in interest income from our interest earning cash and short-term investment securities. The increase was due to the increase of $2.4 billion in average interest-earning Federal Reserve cash balances driven by deposit growth and the benefit from the impact of increases in the Federal Funds target rate since June 30, 2018.

•	Interest expense for the six months ended June 30, 2019 increased by $67.1 million primarily due to:

◦
A $64.7 million increase in interest expense on deposits due primarily to an increase in interest paid on our interest-bearing money market deposits and foreign sweep deposits due to the growth in average interest-bearing deposits of $5.0 billion as well as market rate adjustments.

Net Interest Margin (Fully Taxable Equivalent Basis)
Three months ended June 30, 2019 and 2018

•
Our net interest margin increased by 9 basis points to 3.68 percent for the three months ended June 30, 2019, compared to 3.59 percent for the comparable 2018 period. The higher margin for the second quarter of 2019 was reflective primarily of the increases in the Federal Funds target rate since June 30, 2018, as well as a shift in the mix of the growth in our interest-earning assets to higher-yielding loans from our fixed income investment securities portfolio. Average loans represented 50.8 percent of average interest earnings assets for the three months ended June 30, 2019, compared to 47.5 percent for the comparable 2018 period.

Six months ended June 30, 2019 and 2018

•
Our net interest margin increased by 25 basis points to 3.74 percent for the six months ended June 30, 2019, compared to 3.49 percent for the comparable 2018 period. The higher margin for the six months ended June 30, 2019 was reflective primarily of the increases in the Federal Funds target rate since June 30, 2018, as well as a shift in the mix of the growth in our interest-earning assets to higher-yielding loans from our fixed income investment securities portfolio. Average loans represented 51.2 percent of year-to-date average interest earnings assets, compared to 47.3 percent for the comparable 2018 period.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2019 and 2018:

Average Balances, Rates and Yields for the Three Months Ended June 30, 2019 and 2018

	Three months ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$5,405,899	$26,364	1.96%	$2,346,820	$6,187	1.06%
Investment securities: (2)
Available-for-sale securities:
Taxable	8,205,333	45,347	2.22	10,048,423	46,606	1.86
Held-to-maturity securities:
Taxable	13,350,533	89,048	2.68	13,969,843	90,544	2.60
Non-taxable (3)	1,572,056	13,836	3.53	1,142,311	9,704	3.41
Total loans, net of unearned income (4) (5)	29,406,620	414,077	5.65	24,858,503	330,297	5.33
Total interest-earning assets	57,940,441	588,672	4.07	52,365,900	483,338	3.70
Cash and due from banks	542,345			534,908
Allowance for loan losses	(311,709)			(280,679)
Other assets (6)	2,529,409			1,800,517
Total assets	$60,700,486			$54,420,646
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$459,972	$100	0.09%	$554,411	$106	0.08%
Money market deposits	12,669,422	41,249	1.31	6,265,809	6,021	0.39
Money market deposits in foreign offices	162,586	16	0.04	220,334	21	0.04
Time deposits	75,721	171	0.91	56,755	23	0.16
Sweep deposits in foreign offices	1,476,614	5,614	1.52	1,060,192	100	0.04
Total interest-bearing deposits	14,844,315	47,150	1.27	8,157,501	6,271	0.31
Short-term borrowings	188,998	1,195	2.54	121,098	580	1.92
3.50% Senior Notes	347,755	3,149	3.63	347,415	3,146	3.63
5.375% Senior Notes	349,048	4,870	5.60	348,399	4,861	5.60
Total interest-bearing liabilities	15,730,116	56,364	1.44	8,974,413	14,858	0.66
Portion of noninterest-bearing funding sources	42,210,325			43,391,487
Total funding sources	57,940,441	56,364	0.39	52,365,900	14,858	0.11
Noninterest-bearing funding sources:
Demand deposits	38,117,893			39,814,450
Other liabilities	1,232,464			908,594
SVBFG stockholders’ equity	5,477,148			4,581,591
Noncontrolling interests	142,865			141,598
Portion used to fund interest-earning assets	(42,210,325)			(43,391,487)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$60,700,486			$54,420,646
Net interest income and margin		$532,308	3.68%		$468,480	3.59%
Total deposits	$52,962,208			$47,971,951
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(2,905)			(2,037)
Net interest income, as reported		$529,403			$466,443

(1)
Includes average interest-earning deposits in other financial institutions of $0.9 billion for both the three months ended June 30, 2019 and 2018. For the three months ended June 30, 2019 and 2018, balances also include $3.7 billion and $1.3 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $44.1 million and $37.8 million for the three months ended June 30, 2019 and 2018, respectively.

(6)
Average investment securities of $1.0 billion and $773 million for the three months ended June 30, 2019 and 2018, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other equity securities.

Average Balances, Rates and Yields for the Six Months Ended June 30, 2019 and 2018

	Six months ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$4,935,751	$45,580	1.86%	$2,529,384	$11,943	0.95%
Investment securities: (2)
Available-for-sale securities:
Taxable	7,541,439	80,769	2.16	10,396,533	94,582	1.83
Held-to-maturity securities:
Taxable	13,500,091	180,343	2.69	13,196,969	167,045	2.55
Non-taxable (3)	1,572,350	27,680	3.55	981,458	16,149	3.32
Total loans, net of unearned income (4) (5)	28,900,160	808,221	5.64	24,335,762	627,371	5.20
Total interest-earning assets	56,449,791	1,142,593	4.08	51,440,106	917,090	3.60
Cash and due from banks	534,769			467,954
Allowance for loan losses	(300,381)			(271,931)
Other assets (6)	2,439,055			1,763,487
Total assets	$59,123,234			$53,399,616
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$502,369	$216	0.09%	$581,399	$222	0.08%
Money market deposits	10,881,455	63,080	1.17	6,301,677	9,876	0.32
Money market deposits in foreign offices	155,503	31	0.04	200,922	39	0.04
Time deposits	63,275	200	0.64	51,919	36	0.14
Sweep deposits in foreign offices	1,574,577	11,530	1.48	1,020,487	194	0.04
Total interest-bearing deposits	13,177,179	75,057	1.15	8,156,404	10,367	0.26
Short-term borrowings	270,740	3,399	2.53	116,605	1,014	1.75
3.50% Senior Notes	347,712	6,298	3.65	347,373	6,291	3.65
5.375% Senior Notes	348,966	9,738	5.63	348,321	9,721	5.63
Total interest-bearing liabilities	14,144,597	94,492	1.35	8,968,703	27,393	0.62
Portion of noninterest-bearing funding sources	42,305,194			42,471,403
Total funding sources	56,449,791	94,492	0.34	51,440,106	27,393	0.11
Noninterest-bearing funding sources:
Demand deposits	38,170,001			38,887,766
Other liabilities	1,280,981			930,193
SVBFG stockholders’ equity	5,381,022			4,473,729
Noncontrolling interests	146,633			139,225
Portion used to fund interest-earning assets	(42,305,194)			(42,471,403)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$59,123,234			$53,399,616
Net interest income and margin		$1,048,101	3.74%		$889,697	3.49%
Total deposits	$51,347,180			$47,044,170
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(5,812)			(3,391)
Net interest income, as reported		$1,042,289			$886,306

(1)
Includes average interest-earning deposits in other financial institutions of $0.8 billion and $1.1 billion for the six months ended June 30, 2019, and 2018, respectively. The balance also includes $3.3 billion and $1.3 billion deposited at the FRB, earning interest at the Federal Funds target rate for the six months ended June 30, 2019, and 2018, respectively.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory tax rate of 21.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $80.8 million and $67.7 million for the six months ended June 30, 2019, and 2018, respectively.

(6)
Average investment securities of $963 million and $780 million for the six months ended June 30, 2019, and 2018, respectively, were classified as other assets as they were noninterest-earning assets. These investments consisted primarily of non-marketable securities.

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
The following table summarizes our allowance for loan losses and the allowance for unfunded credit commitments for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except ratios)	2019	2018	2019	2018
Allowance for loan losses, beginning balance	$300,151	$274,294	$280,903	$255,024
Provision for loan losses	19,148	27,656	44,969	54,652
Gross loan charge-offs	(26,435)	(15,428)	(35,435)	(26,015)
Loan recoveries	9,820	1,926	11,245	3,714
Foreign currency translation adjustments	(796)	(1,739)	206	(666)
Allowance for loan losses, ending balance	$301,888	$286,709	$301,888	$286,709
Allowance for unfunded credit commitments, beginning balance	57,970	52,823	55,183	51,770
Provision for unfunded credit commitments	4,798	1,424	7,528	2,400
Foreign currency translation adjustments	(104)	(143)	(47)	(66)
Allowance for unfunded credit commitments, ending balance (1)	$62,664	$54,104	$62,664	$54,104
Ratios and other information:
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.26%	0.42%	0.31%	0.42%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.36	0.25	0.25	0.21
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.23	0.22	0.17	0.18
Allowance for loan losses as a percentage of period-end total gross loans	1.03	1.10	1.03	1.10
Provision for credit losses	$23,946	$29,080	$52,497	$57,052
Period-end total gross loans	29,370,403	26,160,782	29,370,403	26,160,782
Average total gross loans	29,568,968	25,014,587	29,065,111	24,488,608

(1)	The “allowance for unfunded credit commitments” is included as a component of “Other liabilities” on our consolidated balance sheets.

Three months ended June 30, 2019 and 2018
Our provision for credit losses was $23.9 million for the three months ended June 30, 2019, consisting of a provision for loan losses of $19.1 million and a provision for unfunded credit commitments of $4.8 million. Our provision for credit losses was $29.1 million for the three months ended June 30, 2018, consisting of a provision for loan losses of $27.7 million and a provision for unfunded credit commitments of $1.4 million.
The provision for loan losses of $19.1 million for the three months ended June 30, 2019 reflects an increase of $7.5 million for our performing loans, $10.9 million for net new nonaccrual loans, $7.3 million for charge-offs not specifically reserved for and $3.2 million in additional reserves for period-end loan growth, partially offset by recoveries of $9.8 million.
The provision for unfunded credit commitments of $4.8 million was driven primarily by growth in unfunded credit commitments of $0.7 billion for three months ended June 30, 2019.
The provision for loan losses of $27.7 million for the three months ended June 30, 2018 reflects primarily an increase of $13.4 million in net new specific reserves for nonaccrual loans, additional reserves of $12.5 million for period-end loan growth, $11.4 million for charge-offs not specifically reserved for and an additional $3.4 million for performing loan reserves, partially offset by a decrease in reserves of $12.5 million for our performing loans from certain reserve methodology enhancements made to our qualitative reserve for large loan exposure as a result of growth within our higher credit quality private equity/venture capital loan portfolios.
The provision for unfunded credit commitments of $1.4 million for the three months ended June 30, 2018 was primarily driven by increased reserves of $4.5 million from growth in unfunded credit commitment balances of $1.6 billion, partially offset by a decrease in reserves of $3.5 million reflective of the methodology enhancements mentioned above.
Gross loan charge-offs were $26.4 million for the three months ended June 30, 2019, of which $7.3 million was not specifically reserved for in prior quarters. Gross loan charge-offs were primarily driven by a $13.1 million charge-off for one mid-stage life science/healthcare portfolio client previously included in our nonaccrual loan portfolio. The remaining charge-offs came primarily from our early-stage clients.
Gross loan charge-offs were $15.4 million for the three months ended June 30, 2018, of which $11.4 million was not specifically reserved for in prior quarters. Gross loan charge-offs included $13.4 million from our software/internet loan portfolio and consisted primarily of $8.7 million for one sponsor-led buyout loan with the remaining $4.7 million primarily from early-stage clients.
Six months ended June 30, 2019 and 2018
Our provision for credit losses was $52.5 million for the six months ended June 30, 2019, consisting of a provision for loan losses of $45.0 million and a provision for unfunded credit commitments of $7.5 million. Our provision for credit losses was $57.1 million for the six months ended June 30, 2018, consisting of a provision for loan losses of $54.7 million and a provision for unfunded credit commitments of $2.4 million.
The provision for loan losses of $45.0 million for the six months ended June 30, 2019 was reflective primarily of $38.4 million in net new specific reserves for nonaccrual loans, $12.2 million for charge-offs not specifically reserved for in prior quarters, $7.3 million from period-end loan growth, partially offset by recoveries of $11.2 million.
The provision for loan losses of $54.7 million for the six months ended June 30, 2018 was reflective primarily of $26.5 million from period-end loan growth, $24.7 million in net new specific reserves for nonaccrual loans and $14.8 million for charge-offs not specifically reserved for in prior quarters, offset by a decrease in reserves of $12.5 for our performing loans from certain reserve methodology enhancements made to our qualitative reserve for large loan exposure as a result of growth within our higher credit quality private equity/venture capital loan portfolios.
The provision for unfunded credit commitments of $7.5 million for six months ended June 30, 2019 was driven primarily by growth in unfunded credit commitments of $2.0 billion.
Gross loan charge-offs were $35.4 million for the six months ended June 30, 2019, of which $12.2 million was not specifically reserved for in prior quarters. Gross loan charge-offs included $17.5 million from our life science/healthcare loan portfolio and $11.2 million from our software/internet loan portfolio. Gross loan charge-offs for our life science/healthcare portfolio were driven primarily by $13.1 million from one mid-stage client. Gross loan charge-offs for our software/internet loan portfolio were driven primarily by our early-stage clients.
Gross loan charge-offs of $26.0 million for the six months ended June 30, 2018 included $20.1 million from our software/internet loan portfolio and $4.3 million from our hardware loan portfolio and consisted primarily of $10.5 million from early-stage clients, $8.7 million for one sponsor-led buyout loan and $3.2 million from one late-stage client.
See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 8—“Loans, Allowance for Loan Losses and Allowance for Unfunded Credit Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for loan losses.
Noninterest Income
For the three and six months ended June 30, 2019, noninterest income was $333.8 million and $614.1 million, respectively, compared to $192.7 million and $348.2 million for the comparable 2018 periods. For the three and six months ended June 30, 2019, non-GAAP noninterest income, net of noncontrolling interests was $315.0 million and $592.1 million, respectively, compared to $183.2 million and $325.7 million for the comparable 2018 periods. For the three and six months ended June 30, 2019, non-GAAP core fee income including investment banking revenue and commissions was $220.5 million and $438.6 million, respectively, compared to $123.1 million and $238.1 million for the comparable 2018 periods. For the three and six months ended June 30, 2019, non-GAAP core fee income was $157.3 million and $311.6 million, respectively, compared to $123.1 million and $238.1 million for the comparable 2018 periods. (See reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures”.)
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
Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and SVB Leerink, the entire income or loss from funds consolidated in accordance with ASC Topic 810 as discussed in Note 1—“Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report. We are required under GAAP to consolidate 100% of the results of these entities, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income. Where applicable, the tables below for noninterest income and net gains on investment securities exclude noncontrolling interests.
Core fee income is a non-GAAP financial measure, which represents GAAP noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control, primarily our net gains (losses) on investment securities and equity warrant assets. Core fee income includes client investment fees, foreign exchange fees, credit card fees, deposit service charges, lending related fees and letters of credit and letters of credit fees.
Core fee income including investment banking revenue and commissions is a non-GAAP measure, which represents GAAP noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control.
The following table provides a reconciliation of GAAP noninterest income to non-GAAP noninterest income, net of noncontrolling interests, for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
GAAP noninterest income	$333,750	$192,689	73.2%	$614,126	$348,207	76.4%
Less: income attributable to noncontrolling interests, including carried interest allocation	18,736	9,445	98.4	21,984	22,469	(2.2)
Non-GAAP noninterest income, net of noncontrolling interests	$315,014	$183,244	71.9	$592,142	$325,738	81.8

The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
GAAP noninterest income	$333,750	$192,689	73.2%	$614,126	$348,207	76.4%
Less: gains on investment securities, net	47,698	36,114	32.1	76,726	45,172	69.9
Less: gains on equity warrant assets, net	48,347	19,061	153.6	69,652	38,252	82.1
Less: other noninterest income	17,245	14,390	19.8	29,142	26,649	9.4
Non-GAAP core fee income including investment banking revenue and commissions (1)	$220,460	$123,124	79.1	$438,606	$238,134	84.2
Less: investment banking revenue	48,694	—	—	98,489	—	—
Less: commissions	14,429	—	—	28,537	—	—
Non-GAAP core fee income (2)	$157,337	$123,124	27.8	$311,580	$238,134	30.8

(1)
Non-GAAP core fee income including investment banking revenue and commissions represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control.

(2)
Non-GAAP core fee income represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control, as well as our investment banking revenue and commissions, and includes client investment fees, foreign exchange fees, credit card fees, deposit service charges, lending related fees and letters of credit and standby letters of credit fees.

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
Three months ended June 30, 2019 and 2018
For the three months ended June 30, 2019, we had net gains on investment securities of $47.7 million, compared to $36.1 million for the comparable 2018 period. Non-GAAP net gains on investment securities, net of noncontrolling interests, were $29.1 million for the three months ended June 30, 2019, compared to non-GAAP net gains, net of controlling interest of $26.4 million for the comparable 2018 period.

Non-GAAP net gains on investment securities, net of noncontrolling interests, of $29.1 million for the three months ended June 30, 2019 were driven by the following:

•	Gains of $15.5 million from managed funds of funds portfolio, related primarily to net unrealized valuation increases in the public company investments held by the funds in the portfolio, and

•
Gains of $7.3 million from our strategic and other investments portfolio, comprised primarily of net unrealized valuation increases in private and public companies held in our strategic venture capital funds.

Six months ended June 30, 2019 and 2018
For the six months ended June 30, 2019, we had net gains on investment securities of $76.7 million, compared to $45.2 million for the comparable 2018 period. Non-GAAP net gains on investment securities, net of noncontrolling interests, were $54.7 million for the six months ended June 30, 2019, compared to $22.6 million for the comparable 2018 period.
Non-GAAP net gains, net of noncontrolling interests, of $54.7 million for the six months ended June 30, 2019 were driven primarily by the following:

•
Gains of $22.3 million from our strategic and other investments portfolio, comprised primarily of net unrealized valuation increases in private and public companies held in our strategic venture capital funds and a realized gain for one company in our direct equity portfolio due to M&A activity,

•	Gains of $18.0 million from managed funds of funds portfolio, related primarily to net unrealized valuation increases in the public company investments held by the funds in the portfolio, and

•
Gains of $10.1 million from our public equity securities portfolio primarily attributable to the sale of our shares from exercised warrants in one company which were sold as soon as practicable following the lock-up period expiration.

The following tables provide a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three and six months ended June 30, 2019 and 2018:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Public Equity Securities	Debt Funds	Sales of AFS Securities	Strategic and Other Investments	SVB Leerink	Total
Three months ended June 30, 2019
Total gains (losses) on investment securities, net	$32,335	$4,101	$444	$1,342	$(275)	$7,311	$2,440	$47,698
Less: income attributable to noncontrolling interests, including carried interest allocation	16,852	1,711	—	—	—	—	35	18,598
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$15,483	$2,390	$444	$1,342	$(275)	$7,311	$2,405	$29,100

Three months ended June 30, 2018
Total gains (losses) on investment securities, net	$17,531	$(405)	$140	$726	$—	$18,122	$—	$36,114
Less: income (loss) attributable to noncontrolling interests, including carried interest allocation	9,793	(121)	—	—	—	—	—	9,672
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$7,738	$(284)	$140	$726	$—	$18,122	$—	$26,442

Six months ended June 30, 2019
Total gains (losses) on investment securities, net	$38,564	$3,467	$10,080	$1,342	$(3,905)	$22,313	$4,865	$76,726
Less: income attributable to noncontrolling interests, including carried interest allocation	20,597	1,402	—	—	—	—	35	22,034
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$17,967	$2,065	$10,080	$1,342	$(3,905)	$22,313	$4,830	$54,692

Six months ended June 30, 2018
Total gains (losses) on investment securities, net	$36,604	$1,514	$(22,142)	$(1,573)	$—	$30,769	$—	$45,172
Less: income attributable to noncontrolling interests, including carried interest allocation	21,990	587	—	—	—	—	—	22,577
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$14,614	$927	$(22,142)	$(1,573)	$—	$30,769	$—	$22,595

Gains on Equity Warrant Assets, Net
Three months ended June 30, 2019 and 2018
Net gains on equity warrant assets were $48.3 million for the three months ended June 30, 2019, compared to net gains of $19.1 million for the comparable 2018 period. Net gains on equity warrant assets for the three months ended June 30, 2019 consisted of:

•	Net gains of $40.2 million from the exercise of equity warrant assets compared to net gains of $8.9 million, primarily driven by healthy gains from IPO activity, and

•
Net gains of $9.2 million from increases in warrant valuations compared to net gains of $11.0 million, driven by valuation increases in our private company warrant portfolio driven by healthy funding rounds during the three months ended June 30, 2019.

Six months ended June 30, 2019 and 2018
Net gains on equity warrant assets were $69.7 million for the six months ended June 30, 2019, compared to net gains of $38.3 million for the comparable 2018 period. Net gains on equity warrant assets for the six months ended June 30, 2019 consisted of:

•
Net gains of $49.2 million from the exercise of equity warrant assets compared to net gains of $20.5 million, reflective primarily of increased IPO activity during the six months ended June 30, 2019, and

•
Net gains of $22.4 million from changes in warrant valuation increases compared to net gains of $19.5 million, driven by valuation increases in our private company warrant portfolio during the six months ended June 30, 2019.

A summary of gains on equity warrant assets, net, for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Equity warrant assets (1):
Gains on exercises, net	$40,226	$8,875	NM	$49,180	$20,509	139.8%
Terminations	(1,045)	(826)	26.5	(1,884)	(1,726)	9.2
Changes in fair value, net	9,166	11,012	(16.8)	22,356	19,469	14.8
Total gains on equity warrant assets, net	$48,347	$19,061	153.6	$69,652	$38,252	82.1

NM—Not meaningful

(1)
At June 30, 2019, we held warrants in 2,173 companies, compared to 1,967 companies at June 30, 2018. The total fair value of our warrant portfolio was $158.0 million at June 30, 2019 and $143.7 million at June 30, 2018. Warrants in 22 companies each had fair values greater than $1.0 million and collectively represented $51.8 million, or 32.8 percent, of the fair value of the total warrant portfolio at June 30, 2019. Warrants in 15 companies each had fair values greater than $1.0 million and collectively represented $38.6 million, or 26.8 percent, of the fair value of the total warrant portfolio at June 30, 2018.

Non-GAAP Core Fee Income

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Non-GAAP core fee income (1):
Client investment fees	$45,744	$29,452	55.3%	$90,226	$52,327	72.4%
Foreign exchange fees	38,506	34,077	13.0	76,554	67,904	12.7
Credit card fees	28,790	22,926	25.6	56,273	44,618	26.1
Deposit service charges	22,075	18,794	17.5	43,014	36,493	17.9
Lending related fees	11,213	9,528	17.7	25,150	20,263	24.1
Letters of credit and standby letters of credit fees	11,009	8,347	31.9	20,363	16,529	23.2
Total non-GAAP core fee income (1)	$157,337	$123,124	27.8	$311,580	$238,134	30.8
Investment banking revenue	48,694	—	—	98,489	—	—
Commissions	14,429	—	—	28,537	—	—
Total non-GAAP core fee income including investment banking revenue and commissions (2)	$220,460	$123,124	79.1	$438,606	$238,134	84.2

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

Client Investment Fees
Client investment fees were $45.7 million and $90.2 million for the three and six months ended June 30, 2019, compared to $29.5 million and $52.3 million for the comparable 2018 periods. The increases were reflective of the large increases in average client investment funds driven by our clients’ increased utilization of our off-balance sheet sweep money market funds and products managed by SVB Asset Management. Client investment fees also benefited from improved spreads on our client investment funds due to increases in general market rates since the second quarter ended June 30, 2018. A summary of client investment fees by instrument type for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Client investment fees by type:
Sweep money market fees	$26,952	$17,178	56.9%	$53,496	$29,500	81.3%
Asset management fees	6,956	5,730	21.4	13,628	11,088	22.9
Repurchase agreement fees	11,836	6,544	80.9	23,102	11,739	96.8
Total client investment fees	$45,744	$29,452	55.3	$90,226	$52,327	72.4
The following table summarizes average client investment funds for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Sweep money market funds	$40,017	$30,164	32.7%	$39,911	$28,148	41.8%
Client investment assets under management (1)	40,825	33,443	22.1	40,036	32,071	24.8
Repurchase agreements	8,810	7,705	14.3	8,586	7,626	12.6
Total average client investment funds (2)	$89,652	$71,312	25.7	$88,533	$67,845	30.5

(1)	These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(2)	Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at June 30, 2019 and December 31, 2018:

(Dollars in millions)	June 30, 2019	December 31, 2018	% Change
Sweep money market funds	$40,008	$38,348	4.3%
Client investment assets under management (1)	41,614	39,214	6.1
Repurchase agreements	9,873	8,422	17.2
Total period-end client investment funds (2)	$91,495	$85,984	6.4

(1)	These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(2)	Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
Foreign Exchange Fees
Foreign exchange fees were $38.5 million and $76.6 million for the three and six months ended June 30, 2019, respectively, compared to $34.1 million and $67.9 million for the comparable 2018 periods. The increase in foreign exchange fees was driven primarily by increases in spot contract commissions driven by increased volume of trades for the three and six months ended June 30, 2019 compared to the 2018 periods. The volume of trades for spot contracts increased 13.8 and 17.9 percent for the three and six months ended June 30, 2019, respectively, compared to the comparable 2018 periods reflective primarily of our global expansion initiative and increased client engagement efforts. A summary of foreign exchange fee income by instrument type for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Foreign exchange fees by instrument type:
Spot contract commissions	$34,696	$31,548	10.0%	$69,725	$62,750	11.1%
Forward contract commissions	3,778	2,455	53.9	6,773	4,940	37.1
Option premium fees	32	74	(56.8)	56	214	(73.8)
Total foreign exchange fees	$38,506	$34,077	13.0	$76,554	$67,904	12.7
Credit Card Fees
Credit card fees were $28.8 million and $56.3 million for the three and six months ended June 30, 2019, respectively, compared to $22.9 million and $44.6 million for the comparable 2018 periods. The increases were primarily due to higher gross interchange fee income driven by an increase in transaction volume reflective of higher spending by our commercial clients and our focus on our credit card business as a key area targeted for growth. The increase in gross interchange fee income was partially offset by an increase in rebates/rewards expense for the three and six months ended June 30, 2019. A summary of credit card fees by instrument type for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Credit card fees by instrument type:
Card interchange fees, net	$22,855	$18,137	26.0%	$44,248	$35,697	24.0%
Merchant service fees	4,286	3,425	25.1	8,821	6,331	39.3
Card service fees	1,649	1,364	20.9	3,204	2,590	23.7
Total credit card fees	$28,790	$22,926	25.6	$56,273	$44,618	26.1
Deposit Service Charges
Deposit service charges were $22.1 million and $43.0 million for the three and six months ended June 30, 2019, respectively, compared to $18.8 million and $36.5 million for the comparable 2018 periods. The increases were reflective of higher deposit client counts as well as higher volumes of our transaction-based fee products during the three and six months ended June 30, 2019.
Lending Related Fees
Lending related fees were $11.2 million and $25.2 million for the three and six months ended June 30, 2019, respectively,

compared to $9.5 million and $20.3 million for the comparable 2018 periods. The increases were due primarily to an increase in syndication fee income for the three and six months ended June 30, 2019. A summary of lending related fees by type for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Lending related fees by instrument type:
Unused commitment fees	$7,051	$7,827	(9.9)%	$16,721	$16,584	0.8%
Other	4,162	1,701	144.7	8,429	3,679	129.1
Total lending related fees	$11,213	$9,528	17.7	$25,150	$20,263	24.1
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees were $11.0 million and $20.4 million for the three and six months ended June 30, 2019, respectively, compared to $8.3 million and $16.5 million for the comparable 2018 periods. The increases were primarily driven by increases in deferred fee income reflective of larger letter of credit issuances.
Investment Banking Revenue
Investment banking revenue was $48.7 million and $98.5 million for the three and six months ended June 30, 2019, respectively, consisting primarily of underwriting fees. A summary of investment banking revenue by type for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Investment banking revenue:
Underwriting fees	$42,584	$—	—	$78,356	$—	—
Advisory fees	5,315	—	—	17,588	—	—
Private placements and other	795	—	—	2,545	—	—
Total investment banking revenue	$48,694	$—	—	$98,489	$—	—
Commissions
Commissions for the three and six months ended June 30, 2019 were $14.4 million and $28.5 million, respectively, which were driven by client trading activity, consistent with market volumes.
Other Noninterest Income
Total other noninterest income was $17.2 million and $29.1 million for the three and six months ended June 30, 2019, respectively, compared to $14.4 million and $26.6 million for the comparable 2018 periods. The increases were due primarily to an increase in fund management fees due to the inclusion of SVB Leerink in our financial results as of January 4, 2019. A summary of other noninterest income for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Other noninterest income by instrument type:
Fund management fees	$7,758	$5,929	30.8%	$15,799	$11,665	35.4%
Net gains on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	587	236	148.7	251	189	32.8
Other service revenue (2)	8,900	8,225	8.2	13,092	14,795	(11.5)
Total other noninterest income	$17,245	$14,390	19.8	$29,142	$26,649	9.4

(1)
Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.

(2)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income, incentive fees related to carried interest, valuation fee income and other fee income.
Noninterest Expense
A summary of noninterest expense for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Compensation and benefits	$243,172	$181,955	33.6%	$481,233	$347,761	38.4%
Professional services	40,830	46,813	(12.8)	77,816	75,538	3.0
Premises and equipment	23,911	19,173	24.7	45,611	37,718	20.9
Net occupancy	16,687	13,288	25.6	32,735	26,904	21.7
Business development and travel	17,022	12,095	40.7	32,376	23,286	39.0
FDIC and state assessments	4,483	10,326	(56.6)	8,462	19,756	(57.2)
Other	37,417	22,089	69.4	70,953	40,193	76.5
Total noninterest expense	$383,522	$305,739	25.4	$749,186	$571,156	31.2
Included in noninterest expense is expense attributable to noncontrolling interests. See below for a description and reconciliation of non-GAAP noninterest expense and non-GAAP core operating efficiency ratio, both of which exclude noncontrolling interests.
Non-GAAP Noninterest Expense
We use and report non-GAAP noninterest expense, non-GAAP taxable equivalent revenue and non-GAAP core operating efficiency ratio, which excludes noncontrolling interests and SVB Leerink. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by: (i) excluding certain items that represent expenses attributable to investors other than us and our subsidiaries, or certain items that do not occur every reporting period; or (ii) providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The table below provides a summary of non-GAAP noninterest expense and non-GAAP core operating efficiency ratio for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,			Six months ended June 30,
Non-GAAP core operating efficiency ratio (Dollars in thousands, except ratios)	2019	2018	% Change	2019	2018	% Change
GAAP noninterest expense	$383,522	$305,739	25.4%	$749,186	$571,156	31.2%
Less: expense attributable to noncontrolling interests	168	227	(26.0)	547	195	180.5
Non-GAAP noninterest expense, net of noncontrolling interests	383,354	305,512	25.5	748,639	570,961	31.1
Less: expense attributable to SVB Leerink	61,935	—	—	122,475	—	—
Non-GAAP noninterest expense, net of noncontrolling interests and SVB Leerink	$321,419	$305,512	5.2	$626,164	$570,961	9.7

GAAP net interest income	$529,403	$466,443	13.5	$1,042,289	$886,306	17.6
Adjustments for taxable equivalent basis	2,905	2,037	42.6	5,812	3,391	71.4
Non-GAAP taxable equivalent net interest income	532,308	468,480	13.6	1,048,101	889,697	17.8
Less: income attributable to noncontrolling interests	16	10	60.0	27	19	42.1
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	532,292	468,470	13.6	1,048,074	889,678	17.8
Less: net interest income attributable to SVB Leerink	242	—	—	684	—	—
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests and SVB Leerink	$532,050	$468,470	13.6	$1,047,390	$889,678	17.7

GAAP noninterest income	$333,750	$192,689	73.2	$614,126	$348,207	76.4
Less: income attributable to noncontrolling interests, including carried interest allocation	18,736	9,445	98.4	21,984	22,469	(2.2)
Non-GAAP noninterest income, net of noncontrolling interests	315,014	183,244	71.9	592,142	325,738	81.8
Less: non-GAAP net gains on investment securities, net of noncontrolling interests	29,100	26,442	10.1	54,692	22,595	142.1
Less: net gains on equity warrant assets	48,347	19,061	153.6	69,652	38,252	82.1
Less: investment banking revenue	48,694	—	—	98,489	—	—
Less: commissions	14,429	—	—	28,537	—	—
Non-GAAP noninterest income, net of noncontrolling interests and net of net gains on investment securities, net gains on equity warrant assets, investment banking revenue and commissions	$174,444	$137,741	26.6	$340,772	$264,891	28.6

GAAP total revenue	$863,153	$659,132	31.0	$1,656,415	$1,234,513	34.2
Non-GAAP taxable equivalent revenue, net of noncontrolling interests and SVB Leerink, net gains on investment securities, net gains on equity warrant assets, investment banking revenue and commissions	$706,494	$606,211	16.5	$1,388,162	$1,154,569	20.2

GAAP operating efficiency ratio	44.43%	46.39%	(4.2)	45.23%	46.27%	(2.2)
Non-GAAP core operating efficiency ratio (1)	45.49	50.40	(9.7)	45.11	49.45	(8.8)

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

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands, except employees)	2019	2018	% Change	2019	2018	% Change
Compensation and benefits:
Salaries and wages	$105,799	$76,831	37.7%	$206,999	$149,870	38.1%
Incentive compensation & ESOP	72,576	54,382	33.5	143,128	98,015	46.0
Other employee incentives and benefits (1)	64,797	50,742	27.7	131,106	99,876	31.3
Total compensation and benefits	$243,172	$181,955	33.6	$481,233	$347,761	38.4
Period-end full-time equivalent employees	3,314	2,626	26.2	3,314	2,626	26.2
Average full-time equivalent employees	3,287	2,591	26.9	3,257	2,545	28.0

(1)
Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention plans, agency fees and other employee-related expenses.

Compensation and benefits expense was $243.2 million for the three months ended June 30, 2019, compared to $182.0 million for the comparable 2018 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $29.0 million in salaries and wages reflective primarily of the increase in the number of average FTE by 696 to 3,287 for the second quarter of 2019, of which 230 FTEs were attributable to the acquisition of SVB Leerink compared to the same period in 2018, as well as annual pay raises,

•	An increase of $18.2 million in incentive compensation and ESOP expense reflective primarily of the inclusion of SVB Leerink in our financial results for the second quarter of 2019, and

•
An increase of $14.0 million in other employee incentives and benefits primarily driven by an increase of $4.7 million in share-based compensation expense due to the increased restricted stock awards granted during 2019, $2.8 million for increased warrant compensation expense due to the exceptional gains on equity warrant assets, and other miscellaneous employee expenses related to the increase in average FTEs as noted above.

Compensation and benefits expense was $481.2 million for the six months ended June 30, 2019, compared to $347.8 million for the comparable 2018 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $57.1 million in salaries and wages reflective primarily of the increase in the number of average FTE by 712 to 3,257 for the six months ended June 30, 2019, of which 231 FTEs were attributable to the acquisition of SVB Leerink compared to the same period in 2018, as well as annual pay raises,

•	An increase of $45.1 million in incentive compensation and ESOP expense reflective primarily of the inclusion of SVB Leerink in our financial results for the six months ended June 30, 2019, and

•
An increase of $31.2 million in other employee incentives and benefits primarily driven by an increase of $9.3 million in share-based compensation expense due to the increased restricted stock awards granted during 2019, $5.7 million for increased warrant compensation expense due to exceptional gains on equity warrant assets, and other miscellaneous employee expenses related to the increase in average FTEs as noted above.

Our variable compensation plans consist primarily of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan (see descriptions in our 2018 Form 10-K). Total costs incurred under these plans were $85.4 million and $172.0 million for the three and six months ended June 30, 2019, respectively, compared to $61.8 million and $115.0 million for the comparable 2018 periods. These amounts are included in total compensation and benefits expense discussed above.

Professional Services
Professional services expense was $40.8 million and $77.8 million for the three and six months ended June 30, 2019, respectively, compared to $46.8 million and $75.5 million for the comparable 2018 periods. The decrease for the three months ended June 30, 2019 was primarily related to a $6.0 million write-off in the three months ended June 30, 2018 for capitalized costs in connection with the Economic Growth, Regulatory Relief and Consumer Protection Act. The increase for the six months ended June 30, 2019 was primarily due to the increase in legal and consulting costs related to the acquisition of SVB Leerink.
Premises and Equipment
Premises and equipment expense was $23.9 million and $45.6 million for the three and six months ended June 30, 2019, respectively, compared to $19.2 million and $37.7 million for the comparable 2018 periods. The increases related to investments in projects, systems and technology to support our revenue growth and related initiatives as well as other operating costs.
Net Occupancy
Net occupancy expense was $16.7 million and $32.7 million for the three and six months ended June 30, 2019, respectively, compared to $13.3 million and $26.9 million for the comparable 2018 periods. The increases were primarily due to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices to support our growth. Additionally, for the three and six months ended June 30, 2019, $1.9 million and $3.7 million, respectively, were directly attributable to the inclusion of SVB Leerink in our financial results effective January 1, 2019.
FDIC and State Assessments
FDIC and state assessments expense was $4.5 million and $8.5 million for the three and six months ended June 30, 2019, respectively, compared to $10.3 million and $19.8 million for the comparable 2018 periods. The decreases were primarily due to the elimination of the FDIC surcharge for banks effective October 1, 2018, reflective of the deposit insurance fund reserve ratio reaching its minimum funding requirements.
Business Development and Travel
Business development and travel expense was $17.0 million and $32.4 million for the three and six months ended June 30, 2019, respectively, compared to $12.1 million and $23.3 million for the comparable 2018 periods. The increases were to support expansion initiatives as we continue to grow both domestically and globally.
Other Noninterest Expense
Total other noninterest expense was $37.4 million and $71.0 million for the three and six months ended June 30, 2019, respectively, compared to $22.1 million and $40.2 million for the comparable 2018 periods. The increases were driven primarily by ongoing expenses related to the consolidation of SVB Leerink, specifically, $9.6 million and $19.1 million of the overall increases for the three and six months ended June 30, 2019, respectively, were related to expenses for investment banking and trade order execution costs as well as amortization of intangible assets recorded as part of the acquisition.
A summary of other noninterest expense for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Lending and other client related processing costs	$8,763	$7,403	18.4%	$13,940	$10,603	31.5%
Correspondent bank fees	3,569	3,277	8.9	7,313	6,687	9.4
Investment banking activities	3,869	—	—	8,054	—	—
Trade order execution costs	2,828	—	—	5,344	—	—
Data processing services	2,659	2,703	(1.6)	5,558	5,195	7.0
Telephone	2,422	2,378	1.9	5,163	4,756	8.6
Dues and publications	860	845	1.8	2,384	1,694	40.7
Postage and supplies	678	813	(16.6)	1,448	1,480	(2.2)
Other	11,769	4,670	152.0	21,749	9,778	122.4
Total other noninterest expense	$37,417	$22,089	69.4	$70,953	$40,193	76.5

Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “net income attributable to noncontrolling interests” on our statements of income.
In the table below, noninterest income consists primarily of net investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the managed funds’ general partners. A summary of net income attributable to noncontrolling interests for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Net interest income (1)	$(16)	$(10)	60.0%	$(27)	$(19)	42.1%
Noninterest income (1)	(12,406)	(7,856)	57.9	(14,676)	(17,378)	(15.5)
Noninterest expense (1)	168	227	(26.0)	547	195	180.5
Carried interest allocation (2)	(6,330)	(1,589)	NM	(7,308)	(5,091)	43.5
Net income attributable to noncontrolling interests	$(18,584)	$(9,228)	101.4	$(21,464)	$(22,293)	(3.7)

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income or loss and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.

Three months ended June 30, 2019 and 2018
Net income attributable to noncontrolling interests was $18.6 million for the three months ended June 30, 2019, compared to $9.2 million for the comparable 2018 period. Net income attributable to noncontrolling interests of $18.6 million for the three months ended June 30, 2019 was primarily a result of net gains on investment securities (including carried interest allocation) from our managed funds of funds in the portfolio, related primarily to net unrealized valuation increases for public company investments held by the funds in the portfolio. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net”.

Six months ended June 30, 2019 and 2018
Net income attributable to noncontrolling interests was $21.5 million for the six months ended June 30, 2019, compared to $22.3 million for the comparable 2018 period. Net income attributable to noncontrolling interests of $21.5 million for the six months ended June 30, 2019 was primarily a result of net gains on investment securities (including carried interest allocation) from our managed funds of funds in the portfolio, related primarily to net unrealized valuation increases for public company investments held by the funds in the portfolio. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net”.
Income Taxes
Our effective income tax expense rate was 27.3 percent and 27.2 percent for the three and six months ended June 30, 2019, respectively, compared to 24.5 percent and 25.9 percent for the comparable 2018 periods. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
The increases in the effective tax rate for the three and six months ended June 30, 2019 was due primarily to a decrease in the tax benefit for share-based compensation expense related to the annual release of restricted stock awards. The decrease in the benefit was driven by the decrease in the stock price of SIVB since the second quarter of 2018.
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
The following is our reportable segment information for the three and six months ended June 30, 2019 and 2018:
Global Commercial Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Net interest income	$461,752	$409,057	12.9%	$907,628	$778,924	16.5%
Provision for credit losses	(18,295)	(27,356)	(33.1)	(45,100)	(52,630)	(14.3)
Noninterest income	130,652	111,674	17.0	256,969	209,560	22.6
Noninterest expense	(206,902)	(196,992)	5.0	(404,147)	(382,251)	5.7
Income before income tax expense	$367,207	$296,383	23.9	$715,350	$553,603	29.2
Total average loans, net of unearned income	$25,724,704	$21,714,870	18.5	$25,264,010	$21,199,897	19.2
Total average assets	60,502,170	52,561,973	15.1	58,214,465	51,274,033	13.5
Total average deposits	51,126,806	45,991,701	11.2	49,371,589	45,022,054	9.7

Three months ended June 30, 2019 and 2018
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $367.2 million for the three months ended June 30, 2019, compared to $296.4 million for the comparable 2018 period, which reflected the continued acquisition of new clients and growth of our core commercial business. The key components of GCB's performance for the three months ended June 30, 2019 compared to the comparable 2018 period are discussed below.
Net interest income from GCB increased by $52.7 million for the three months ended June 30, 2019, due primarily to an increase in loan interest income resulting mainly from higher average loan balances, as well as from an increase in loan yields as a result of rate increases.
GCB had a provision for credit losses of $18.3 million for the three months ended June 30, 2019, compared to $27.4 million for the comparable 2018 period. The provision of $18.3 million for the three months ended June 30, 2019 primarily reflects an increase of $7.5 million for our performing loans, $10.9 million for net new nonaccrual loans, $7.3 million for charge-offs not specifically reserved for and $3.2 million in additional reserves for period-end loan growth, partially offset by recoveries of $9.8 million.
The provision of $27.4 million for the three months ended June 30, 2018 primarily reflected $13.4 million in net new specific reserves for nonaccrual loans, $12.5 million increase in reserves for period-end loan growth, $11.4 million of charge-offs not specifically reserved for and $3.4 million for performing loan reserves, partially offset by a decrease in reserves of $12.5 million for our performing loans from certain reserve methodology enhancements made to our qualitative reserve for large loan exposure as a result of growth within our higher credit quality private equity/venture capital loan portfolios.
Noninterest income increased by $19.0 million for the three months ended June 30, 2019 related primarily to an overall increase in our non-GAAP core fee income (higher client investment fees, credit card fees and foreign exchange fees). These increases were due primarily to the continued growth of our client base and work with larger global companies reflective of investments in our platform, capabilities and global reach.
Noninterest expense increased by $9.9 million for the three months ended June 30, 2019, due primarily to increased compensation and benefits expense. Compensation and benefits expense increased as a result of higher salaries and wages expenses. The increase in GCB salaries and wages was due primarily to an increase in the average number of FTEs at GCB, which increased by 339 to 2,261 FTEs for the three months ended June 30, 2019, compared to 1,922 FTEs for the comparable 2018 period.
Six months ended June 30, 2019 and 2018
Net interest income from our GCB increased by $128.7 million for the six months ended June 30, 2019, due primarily to an increase in loan interest income resulting mainly from higher average loan balances as well as from an increase in loan yields as a result of rate increases.
GCB had a provision for credit losses of $45.1 million for the six months ended June 30, 2019, compared to a provision of $52.6 million for the comparable 2018 period. The provision of $45.1 million for the six months ended June 30, 2019 was reflective primarily of $38.4 million in net new specific reserves for nonaccrual loans, $12.2 million for charge-offs not specifically reserved for in prior quarters, $7.3 million for period-end loan growth, partially offset by recoveries of $11.2 million.
The provision of $52.6 million for the six months ended June 30, 2018 was reflective primarily of $26.5 million from period-end loan growth, $24.7 million in net new specific reserves for nonaccrual loans and $14.8 million for charge-offs not specifically reserved for, partially offset by a decrease in reserves of $12.5 million for our performing loans from certain reserve methodology enhancements made to our qualitative reserve for large loan exposure as a result of growth within our higher credit quality private equity/venture capital loan portfolios.
Noninterest income increased by $47.4 million for the six months ended June 30, 2019, related primarily to an overall increase in our non-GAAP core fee income (higher client investment fees, credit card fees, foreign exchange fees and deposit service charges). This increase was due primarily to the continued growth of our client base and work with larger global companies reflective of investments in our platform, capabilities and global reach.
Noninterest expense increased by $21.9 million for the six months ended June 30, 2019, due primarily to increased expenses for compensation and benefits expense. Compensation and benefits expense increased by $20.4 million primarily as a result of increased salaries and wages. The increase in GCB salaries and wages was due primarily to an increase in the average number of FTEs at GCB, which increased by 346 to 2,242 FTEs for the six months ended June 30, 2019, compared to 1,896 FTEs for the comparable 2018 period.

SVB Private Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Net interest income	$12,277	$15,600	(21.3)%	$24,258	$31,847	(23.8)%
(Provision for) reduction of credit losses	(853)	(300)	184.3	131	(2,022)	(106.5)
Noninterest income	686	565	21.4	1,196	1,072	11.6
Noninterest expense	(9,526)	(7,974)	19.5	(18,378)	(16,199)	13.5
Income before income tax expense	$2,584	$7,891	(67.3)	$7,207	$14,698	(51.0)
Total average loans, net of unearned income	$3,217,597	$2,777,617	15.8	$3,152,104	$2,722,444	15.8
Total average assets	2,432,358	2,515,984	(3.3)	2,469,804	2,553,024	(3.3)
Total average deposits	1,394,905	1,480,162	(5.8)	1,442,803	1,526,038	(5.5)

Three months ended June 30, 2019 and 2018
Net interest income from our SVB Private Bank decreased by $3.3 million for the three months ended June 30, 2019, due primarily to higher interest paid on interest-bearing deposits due to the continued market rate adjustments for the three months ended June 30, 2019 as compared to the 2018 comparable period.
Noninterest expense increased by $1.6 million for the three months ended June 30, 2019, due primarily to increased compensation and benefits expense. Compensation and benefits expense increased as a result of increased salaries and wages reflective of the increase in number of average FTE since the second quarter of 2018.
Six months ended June 30, 2019 and 2018
Net interest income from our SVB Private Bank decreased by $7.6 million for the six months ended June 30, 2019, due primarily to higher interest paid on interest-bearing deposits due to the continued market rate adjustments for the six months ended June 30, 2019 as compared to the 2018 comparable period.
Noninterest expense increased by $2.2 million for the six months ended June 30, 2019, due primarily to increased compensation and benefits expense. Compensation and benefits expense increased as a result of increased salaries and wages reflective primarily of the increase in the number of average FTE since June 30, 2018.
SVB Capital

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Net interest income	$6	$9	(33.3)%	$12	$16	(25.0)%
Noninterest income	40,059	29,389	36.3	64,904	59,363	9.3
Noninterest expense	(7,883)	(5,666)	39.1	(13,665)	(10,712)	27.6
Income before income tax expense	$32,182	$23,732	35.6	$51,251	$48,667	5.3
Total average assets	$373,167	$369,841	0.9	$375,934	$371,572	1.2

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

Three months ended June 30, 2019 and 2018
SVB Capital had noninterest income of $40.1 million for the three months ended June 30, 2019, compared to $29.4 million for the comparable 2018 period. The increase in noninterest income was due primarily to higher net gains on investment securities compared to the comparable 2018 period. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $27.9 million for the three months ended June 30, 2019, compared to net gains of $21.1 million for the comparable 2018 period. The net gains on investment securities of $27.9 million were related primarily to gains from our managed funds of funds and our strategic venture capital fund investments reflective of net unrealized valuation increases in public and private company securities held in our funds, and

•	Fund management fees of $6.3 million for the three months ended June 30, 2019, compared to $5.9 million for the comparable 2018 period.
Six months ended June 30, 2019 and 2018
SVB Capital had noninterest income of $64.9 million for the six months ended June 30, 2019, compared to $59.4 million for the comparable 2018 period. The increase in noninterest income was due primarily to higher fund management fees and other noninterest income compared to the comparable 2018 period. SVB Capital’s components of noninterest income primarily include the following:

•	Fund management fees of $13.0 million for the six months ended June 30, 2019, compared to $11.7 million for the comparable 2018 period.
SVB Leerink

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Net interest income	$242	$—	—	$684	$—	—
Noninterest income	67,000	—	—	135,117	—	—
Noninterest expense	(61,935)	—	—	(122,475)	—	—
Income before income tax expense	$5,307	$—	—	$13,326	$—	—
Total average assets	$410,279	$—	—	$355,609	$—	—
SVB Leerink’s components of noninterest income primarily include investment banking revenue, commissions and net gains and losses on non-marketable and other equity securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.
Three months ended June 30, 2019
SVB Leerink had noninterest income of $67.0 million for the three months ended June 30, 2019, primarily consisting of $48.7 million of investment banking revenue, $14.4 million of commissions and $1.4 million in fund management fees.
SVB Leerink had noninterest expense of $61.9 million for the three months ended June 30, 2019, primarily consisting of $44.3 million in compensation and benefits expense and $11.3 million in other noninterest expense, driven by investment banking and trade order execution costs as well as amortization of intangible assets recorded as part of the acquisition.
Six months ended June 30, 2019
SVB Leerink had noninterest income of $135.1 million for the six months ended June 30, 2019, primarily consisting of $98.5 million of investment banking revenue, $28.5 million of commissions and $2.8 million in fund management fees.
SVB Leerink had noninterest expense of $122.5 million for the six months ended June 30, 2019, primarily consisting of $87.2 million in compensation and benefits expense and $22.2 million in other noninterest expense, driven by investment banking and trade order execution costs as well as amortization of intangible assets recorded as part of the acquisition.

Consolidated Financial Condition
Our total assets, and total liabilities and stockholders' equity, were $63.8 billion at June 30, 2019 compared to $56.9 billion at December 31, 2018, an increase of $6.9 billion, or 12.0 percent. Refer below to a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $9.0 billion at June 30, 2019, an increase of $5.4 billion, or 152.6 percent, compared to $3.6 billion at December 31, 2018. As of June 30, 2019, $6.4 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $1.8 billion. As of December 31, 2018, $1.7 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $1.2 billion.

Investment Securities
Investment securities totaled $23.9 billion at June 30, 2019, a decrease of $0.3 billion, or 1.4 percent, compared to $24.2 billion at December 31, 2018. Our investment securities portfolio is comprised of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest earning fixed income investment securities; and (ii) a non-marketable and other equity securities portfolio, which represents primarily investments managed as part of our funds management business as well as public equity securities held as a result of equity warrant assets exercised.
Available-for-Sale Securities
Period-end available-for-sale securities were $7.9 billion at June 30, 2019 compared to $7.8 billion at December 31, 2018, an increase of $0.1 billion, or 1.9 percent. The $0.1 billion increase in period-end AFS securities balances from December 31, 2018 to June 30, 2019, was due primarily to the increase in the fair value of our AFS securities portfolio $166.0 million ($119.8 million net of tax) driven primarily by decreases in market interest rates at June 30, 2019, compared to December 31, 2018. Portfolio purchases and cash flows from paydowns and sales were both $2.6 billion during the six months ended June 30, 2019. Securities classified as available-for-sale are carried at fair value with changes in fair value recorded as unrealized gains or losses in a separate component of stockholders' equity.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as available-for-sale as of June 30, 2019. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	June 30, 2019
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$4,821,074	2.02%	$1,677,718	1.64%	$1,974,793	2.13%	$1,168,563	2.40%	$—	—%
Foreign government debt securities	9,211	(0.41)	—	—	9,211	(0.41)	—	—	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,321,857	3.01	—	—	—	—	—	—	1,321,857	3.01
Agency-issued collateralized mortgage obligations—fixed rate	1,788,180	2.58	—	—	—	—	5,244	2.97	1,782,936	2.58
Total	$7,940,322	2.31	$1,677,718	1.64	$1,984,004	2.12	$1,173,807	2.40	$3,104,793	2.77
Held-to-Maturity Securities
Period-end held-to-maturity securities were $14.9 billion at June 30, 2019 compared to $15.5 billion at December 31, 2018, a decrease of $0.6 billion, or 4.0 percent. The $0.6 billion decrease in period-end HTM security balances from December 31, 2018 to June 30, 2019 was due primarily to pay downs and maturities of $0.9 billion, partially offset by the purchase of $0.3 billion of securities.
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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of June 30, 2019. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	June 30, 2019
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$585,817	2.65%	$—	—%	$101,464	2.70%	$484,353	2.64%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	7,706,133	2.90	—	—	110,633	2.01	821,076	2.48	6,774,424	2.96
Agency-issued collateralized mortgage obligations—fixed rate	1,912,839	1.78	—	—	—	—	506,773	1.61	1,406,066	1.84
Agency-issued collateralized mortgage obligations—variable rate	197,962	0.74	—	—	—	—	—	—	197,962	0.74
Agency-issued commercial mortgage-backed securities	2,886,958	2.82	—	—	—	—	—	—	2,886,958	2.82
Municipal bonds and notes	1,579,052	3.61	14,977	2.29	83,468	2.15	340,526	2.83	1,140,081	3.96
Total	$14,868,761	2.78	$14,977	2.29	$295,565	2.29	$2,152,728	2.36	$12,405,491	2.86
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. The estimated weighted-average duration of our fixed income investment securities portfolio was 3.5 years and 3.8 years at June 30, 2019 and December 31, 2018, respectively.

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
Period-end non-marketable and other equity securities were $1.1 billion at June 30, 2019 compared to $941.1 million at December 31, 2018, an increase of $138.6 million, or 14.7 percent. Non-marketable and other equity securities, net of noncontrolling interests were $931.5 million at June 30, 2019, compared to $806.1 million at December 31, 2018. The increase was primarily attributable to equity securities from exercised equity warrant assets, valuation increases in our managed funds of funds investments and an increase in new investments within our qualified housing projects portfolio. We also increased our investment in non-marketable and other equity securities by $35.7 million to the inclusion of SVB Leerink in our financial results at June 30, 2019. The following table summarizes the carrying value (as reported) of non-marketable and other equity securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$110,086	$28,631	$118,333	$30,235
Unconsolidated venture capital and private equity fund investments (2)	193,206	193,206	201,098	201,098
Other investments without a readily determinable fair value (3)	42,419	42,419	25,668	25,668
Other equity securities in public companies (fair value accounting (4)	39,808	37,156	20,398	20,098
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	169,219	105,056	129,485	82,921
Debt funds	7,168	7,168	5,826	5,826
Other investments	123,797	123,797	121,721	121,721
Investments in qualified affordable housing projects, net	394,046	394,046	318,575	318,575
Total non-marketable and other equity securities	$1,079,749	$931,479	$941,104	$806,142

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$8,860	$1,113	$12,452	$1,564
Capital Preferred Return Fund, LP	51,801	11,164	53,957	11,629
Growth Partners, LP	48,984	16,307	50,845	16,927
CP I, LP	441	47	1,079	115
Total consolidated venture capital and private equity fund investments	$110,086	$28,631	$118,333	$30,235

(2)
The carrying value represents investments in 212 and 213 funds (primarily venture capital funds) at June 30, 2019 and December 31, 2018, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships' operating activities and financial policies. Our unconsolidated venture capital and private equity fund investments are carried at fair value based on the fund investments' net asset values per share as obtained from the general partners of the funds. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example, March 31st, for our June 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.

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

(5)	The following table shows the carrying value and our ownership percentage of each investment at June 30, 2019 and December 31, 2018 (equity method accounting):

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$4,200	$3,953	$4,670	$4,366
Strategic Investors Fund III, LP	16,364	13,284	17,396	14,059
Strategic Investors Fund IV, LP	28,404	23,936	28,974	24,388
Strategic Investors Fund V, LP	33,300	17,483	28,189	14,799
CP II, LP (i)	7,450	4,505	7,122	4,308
Other venture capital and private equity fund investments	79,501	41,895	43,134	21,001
Total venture capital and private equity fund investments	$169,219	$105,056	$129,485	$82,921
Debt funds:
Gold Hill Capital 2008, LP (ii)	$5,323	$5,323	$3,901	$3,901
Other debt funds	1,845	1,845	1,925	1,925
Total debt funds	$7,168	$7,168	$5,826	$5,826
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$76,544	$76,544	$76,412	$76,412
Other investments	47,253	47,253	45,309	45,309
Total other investments	$123,797	$123,797	$121,721	$121,721

(i)	Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.

(ii)	Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

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
As implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Volcker Rule prohibits, subject to certain exceptions, a banking entity, such as the Company, from sponsoring or investing in covered funds, defined to include many venture capital and private equity funds.  As noted above, the Company currently maintains certain investments deemed to be prohibited investments in “illiquid” covered funds, which are now covered under the approved extension. As of June 30, 2019, such prohibited investments had an estimated aggregate carrying value and fair value of approximately $231.5 million. (For more information about the Volcker Rule, see “Business—Supervision and Regulation” under Part 1, Item 1 of our 2018 Form 10-K.)
Loans
Loans, net of unearned income, increased by $0.9 billion to $29.2 billion at June 30, 2019, compared to $28.3 billion at December 31, 2018. Unearned income was $161 million at June 30, 2019 and $173 million at December 31, 2018. Total gross loans were $29.4 billion at June 30, 2019, an increase of $0.9 billion, compared to $28.5 billion at December 31, 2018. Period-end loans increased compared to December 31, 2018, driven primarily by loan growth in our private equity/venture capital portfolio as well as from our private bank portfolio.

The breakdown of total gross loans and total loans as a percentage of total gross loans by industry sector is as follows:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software/internet	$6,044,350	20.6%	$6,209,978	21.8%
Hardware	1,337,198	4.6	1,245,800	4.4
Private equity/venture capital	14,688,338	50.0	14,118,132	49.5
Life science/healthcare	2,447,763	8.3	2,461,076	8.6
Premium wine	236,128	0.8	249,316	0.9
Other	439,237	1.5	346,747	1.2
Commercial loans	25,193,014	85.8	24,631,049	86.4
Real estate secured loans:
Premium wine	754,011	2.6	711,237	2.5
Consumer	2,805,321	9.5	2,609,645	9.2
Other	39,816	0.1	40,627	0.1
Real estate secured loans	3,599,148	12.2	3,361,509	11.8
Construction loans	114,000	0.4	98,034	0.3
Consumer loans	464,241	1.6	420,720	1.5
Total gross loans	$29,370,403	100.0	$28,511,312	100.0
Loan Concentration
The following table provides a summary of gross loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of June 30, 2019:

	June 30, 2019
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software/internet	$1,597,365	$853,329	$1,456,360	$1,062,847	$1,074,449	$6,044,350
Hardware	330,322	132,284	167,021	360,166	347,405	1,337,198
Private equity/venture capital	923,420	1,115,977	2,120,821	1,892,364	8,635,756	14,688,338
Life science/healthcare	320,548	438,764	694,111	387,936	606,404	2,447,763
Premium wine	72,052	50,417	34,185	54,164	25,310	236,128
Other	345,959	18,340	26,653	48,285	—	439,237
Commercial loans	3,589,666	2,609,111	4,499,151	3,805,762	10,689,324	25,193,014
Real estate secured loans:
Premium wine	175,937	188,975	237,404	113,292	38,403	754,011
Consumer	2,440,617	252,781	111,923	—	—	2,805,321
Other	7,377	—	32,439	—	—	39,816
Real estate secured loans	2,623,931	441,756	381,766	113,292	38,403	3,599,148
Construction loans	23,098	11,773	57,984	21,145	—	114,000
Consumer loans	181,347	47,290	69,471	92,514	73,619	464,241
Total gross loans	$6,418,042	$3,109,930	$5,008,372	$4,032,713	$10,801,346	$29,370,403
At June 30, 2019, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $14.8 billion, or 50.5 percent of our total gross loan portfolio. These loans represented 362 clients, and of these loans, none were on nonaccrual status as of June 30, 2019.

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
Investor dependent loans represent a relatively small percentage of our overall portfolio at 11 percent of total gross loans at both June 30, 2019 and December 31, 2018. These loans are made to companies in both our Accelerator (early-stage) and Growth practices. Investor dependent loans typically have modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing selectively, at reduced amounts, or on less favorable terms, which may have an adverse effect on our borrowers' ability to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely that the company would need to be sold to repay the debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
Balance sheet dependent loans, which include asset-based loans, represented eight percent of total gross loans at both June 30, 2019 and December 31, 2018. Balance sheet dependent loans are structured to require constant current asset coverage (i.e., cash, cash equivalents, accounts receivable and, to a much lesser extent, inventory) in an amount that exceeds the outstanding debt. These loans are generally made to companies in our Growth and Corporate Finance practices. Our asset-based lending, which includes working capital lines and accounts receivable financing, represented two and one percent of total gross loans at both June 30, 2019 and December 31, 2018. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Cash flow dependent loans, which include sponsored buyout lending, represented 15 percent of total gross loans at June 30, 2019, compared to 16 percent at December 31, 2018. Cash flow dependent loans require the borrower to maintain cash flow from operations that is sufficient to service all debt. Borrowers must demonstrate normalized cash flow in excess of all fixed charges associated with operating the business. Sponsored buyout loans represented seven percent of total gross loans at June 30, 2019 compared to eight percent at December 31, 2018. These loans are typically used to assist a select group of experienced private equity sponsors with the acquisition of businesses, are larger in size, and repayment is generally dependent upon the cash flows of the acquired company. The acquired companies are typically established, later-stage businesses of scale and characterized by reasonable levels of leverage and loan structures that include meaningful financial covenants. The sponsor's equity contribution is often 50 percent or more of the acquisition price.

(ii) Private Equity/Venture Capital
We also provide financial services to clients in the private equity/venture capital community. Our lending to private equity/venture capital firms and funds represented 50 percent of total gross loans at both June 30, 2019 and December 31, 2018. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are often secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(iii) SVB Private Bank
Our SVB Private Bank clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support. Our lending to SVB Private Bank clients represented 11 percent of total gross loans at both June 30, 2019 and December 31, 2018. Many of these clients have mortgages, which represented 86 percent of this portfolio at June 30, 2019; the balance of this portfolio consisted of home equity lines of credit, restricted stock purchase loans, capital call lines of credit, and other secured and unsecured lending.

State Concentrations
Approximately 29 percent and 10 percent of our outstanding total gross loan balances as of June 30, 2019 were to borrowers based in California and New York, respectively, compared to 28 percent and 10 percent as of December 31, 2018. Additionally, as of June 30, 2019, borrowers in Massachusetts increased to 10 percent of our outstanding gross loan balances compared to 9 percent as of December 31, 2018. Other than California, New York and Massachusetts, there are no states with gross loan balances greater than or equal to 10 percent.

See generally “Risk Factors–Credit Risks” set forth under Part I, Item 1A in our 2018 Form 10-K.

Credit Quality Indicators
As of June 30, 2019 and December 31, 2018, our total criticized loans and impaired loans represented three and four percent of our total gross loans, respectively. Criticized and impaired loans to early-stage clients represented 18 and 19 percent of our total criticized and impaired loan balances at June 30, 2019 and December 31, 2018, respectively. Loans to early-stage clients represent a relatively small percentage of our overall portfolio at six percent of total gross loans at both June 30, 2019 and December 31, 2018. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.

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

(Dollars in thousands)	June 30, 2019	December 31, 2018
Gross nonperforming, past due, and restructured loans:
Nonaccrual loans	$96,641	$94,142
Loans past due 90 days or more still accruing interest	111	1,964
Total nonperforming loans	96,752	96,106
OREO and other foreclosed assets	—	—
Total nonperforming assets	$96,752	$96,106
Performing TDRs	$70,292	$31,639
Nonperforming loans as a percentage of total gross loans	0.33%	0.34%
Nonperforming assets as a percentage of total assets	0.15	0.17
Allowance for loan losses	$301,888	$280,903
As a percentage of total gross loans	1.03%	0.99%
As a percentage of total gross nonperforming loans	312.02	292.28
Allowance for loan losses for nonaccrual loans	$53,067	$37,941
As a percentage of total gross loans	0.18%	0.13%
As a percentage of total gross nonperforming loans	54.85	39.48
Allowance for loan losses for total gross performing loans	$248,821	$242,962
As a percentage of total gross loans	0.85%	0.85%
As a percentage of total gross performing loans	0.85	0.86
Total gross loans	$29,370,403	$28,511,312
Total gross performing loans	29,273,651	28,415,206
Allowance for unfunded credit commitments (1)	62,664	55,183
As a percentage of total unfunded credit commitments	0.30%	0.29%
Total unfunded credit commitments (2)	$20,952,069	$18,913,021

(1)
The “allowance for unfunded credit commitments” is included as a component of other liabilities and any provision is included in the “provision for credit losses” in the statement of income. See “Provision for Credit Losses” for a discussion of the changes to the allowance.

(2)	Includes unfunded loan commitments and letters of credit.

Our allowance for loan losses as a percentage of total gross loans increased four basis points to 1.03 percent at June 30, 2019, compared to 0.99 percent at December 31, 2018 reflective of an increase in reserves for nonaccrual loans partially offset by a decrease in the reserves for gross performing loans.
Our allowance for loan losses for performing loans was $248.8 million at June 30, 2019, compared to $243.0 million at December 31, 2018. The $5.8 million increase in reserves for performing loans was driven primarily by the overall growth in loans during the six months ended June 30, 2019 as well as the continued change in the mix of the overall loan portfolio.
Our allowance for loan losses for nonaccrual loans was $53.1 million at June 30, 2019, compared to $37.9 million at December 31, 2018. The $15.2 million increase in the reserves for nonaccrual loans was due to new nonaccrual loan reserves of $60.8 million driven primarily by three clients in our life science/healthcare loan portfolio and two clients in our software/internet loan portfolio, partially offset by $45.6 million of repayments and charge-offs.

The following table presents a summary of changes in nonaccrual loans for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance, beginning of period	$133,623	$116,667	$94,142	$119,259
Additions	39,460	28,960	90,317	50,763
Paydowns	(57,507)	(16,411)	(63,937)	(33,659)
Charge-offs	(18,935)	(4,467)	(23,830)	(11,579)
Other reductions	—	—	(51)	(35)
Balance, end of period	$96,641	$124,749	$96,641	$124,749
Our nonaccrual loans as of June 30, 2019 included $51.7 million from five clients (two software/internet clients represented $21.1 million and three life science/healthcare clients represented $30.6 million). One of these loans is a sponsored buyout loan that was added to our nonaccrual portfolio in 2015, one is a Growth client that was added during 2018 and three are new nonaccrual loans added during 2019 from our Growth practice. The total credit exposure for these five largest nonaccrual loans was $52.6 million as of June 30, 2019, for which we have specifically reserved $26.1 million.
Average nonaccrual loans for the three and six months ended June 30, 2019 were $97.6 million and $102.0 million, respectively, compared to $127.4 million and $119.5 million for the comparable 2018 periods. The $29.8 million decrease in average nonaccrual loans for the three months ended June 30, 2019 compared to June 30, 2018 was primarily from our software/internet and hardware loan portfolios partially offset by an increase in our life science/healthcare portfolio. If the nonaccrual loans had not been nonperforming, $1.4 million and $3.1 million in interest income would have been recorded for the three and six months ended June 30, 2019, respectively, compared to $2.1 million and $4.0 million for the comparable 2018 periods.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at June 30, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018	% Change
Derivative assets (1)	$291,508	$258,139	12.9%
Foreign exchange spot contract assets, gross	465,509	152,268	NM
Accrued interest receivable	201,418	197,927	1.8
FHLB and Federal Reserve Bank stock	59,508	58,878	1.1
Net deferred tax assets	30,135	65,433	(53.9)
Accounts receivable	67,053	55,807	20.2
Other assets	349,950	162,809	114.9
Total accrued interest receivable and other assets	$1,465,081	$951,261	54.0

NM—Not meaningful

(1)	See “Derivatives” section below.
Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $313.2 million was primarily due to an overall increase in the amount of unsettled spot trades at period-end as compared to December 31, 2018.
Net Deferred Tax Assets
The decrease of $35.3 million in net deferred tax assets was primarily due to an increase in the fair value of AFS securities due to a decrease in market interest rates as compared to December 31, 2018.

Other Assets
Other assets includes various asset amounts for other operational transactions. The increase of $187.1 million was primarily due to $101.1 million in current taxes receivable due to estimated tax payments made during the six months ended June 30,

2019. Additionally, an increase in other assets of $43.5 million was due primarily to the inclusion of SVB Leerink in our financial results at June 30, 2019. Merchant card receivables increased $18.9 million due to the timing of settlement and prepaid assets increased $14.4 million primarily due to the annual timing of prepaid software agreement renewals.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities at June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019	December 31, 2018	% Change
Assets:
Equity warrant assets	$158,048	$149,238	5.9%
Foreign exchange forward and option contracts	94,462	100,402	(5.9)
Client interest rate derivatives	19,440	8,499	128.7
Interest rate swaps	19,558	—	—
Total derivative assets	$291,508	$258,139	12.9
Liabilities:
Foreign exchange forward and option contracts	$86,457	$88,559	(2.4)
Client interest rate derivatives	25,803	9,491	171.9
Interest rate swaps	391	—	—
Total derivative liabilities	$112,651	$98,050	14.9
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At June 30, 2019, we held warrants in 2,173 companies, compared to 2,095 companies at December 31, 2018. Warrants in 22 companies each had values greater than $1.0 million and collectively represented $51.8 million, or 32.8 percent, of the fair value of the total warrant portfolio at June 30, 2019. The change in fair value of equity warrant assets is recorded in "Gains on equity warrant assets, net" in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Balance, beginning of period	$162,215	$135,669	$149,238	$123,763
New equity warrant assets	3,051	4,299	7,521	9,398
Non-cash changes in fair value, net	9,166	11,012	22,356	19,469
Exercised equity warrant assets	(15,339)	(6,429)	(19,183)	(7,179)
Terminated equity warrant assets	(1,045)	(826)	(1,884)	(1,726)
Balance, end of period	$158,048	$143,725	$158,048	$143,725

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts, net of cash collateral, was $6.6 million at June 30, 2019 and $20.7 million at December 31, 2018. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 12—“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts, net of cash collateral, was $19.6 million at June 30, 2019 and $8.7 million at December 31, 2018. For additional information on our client interest rate derivatives, see Note 12—“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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
Deposits
Deposits were $55.6 billion at June 30, 2019, an increase of $6.3 billion, or 12.7 percent, compared to $49.3 billion at December 31, 2018. The increase in deposits was driven primarily by growth across a majority of our portfolio segments. The leading contributors were our technology and life science/healthcare client portfolios, attributable primarily to a healthy equity funding environment and robust IPO and SPO markets as well as continued healthy new client acquisition.
At June 30, 2019, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $154 million, compared to $46 million at December 31, 2018. At June 30, 2019, all the time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. Approximately 15 percent and 16 percent of our total deposits at June 30, 2019 and December 31, 2018, respectively, were from our clients in Asia.
Short-Term Borrowings
As of June 30, 2019, we had no overnight borrowings and $24.3 million in other short-term borrowings consisting of cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor. As of December 31, 2018, we had $0.6 billion in short-term borrowings, consisting of $0.3 billion in advances from the FHLB and $0.3 billion in securities sold under an agreement to repurchase. For more information on our short-term debt, see Note 11—“Short-Term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Long-Term Debt
Our long-term debt was $697.0 million at June 30, 2019 and $696.5 million at December 31, 2018. As of June 30, 2019, long-term debt included our 3.50% Senior Notes and 5.375% Senior Notes. For more information on our long-term debt, see Note 11—“Short-Term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Other Liabilities
A summary of other liabilities at June 30, 2019 and December 31, 2018 is as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018	% Change
Foreign exchange spot contract liabilities, gross	$591,903	$170,355	NM
Accrued compensation	194,176	224,405	(13.5)
Allowance for unfunded credit commitments	62,664	55,183	13.6
Derivative liabilities (1)	112,651	98,050	14.9
Other liabilities	579,082	458,366	26.3
Total other liabilities	$1,540,476	$1,006,359	53.1

NM—Not meaningful

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $421.5 million was due primarily to an increase in the amount of unsettled spot trades at period-end as compared to December 31, 2018.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The decrease of $30.2 million was primarily the result of the payout of our 2018 incentive compensation plans during the first quarter of 2019, partially offset by incentive compensation accruals for the six months ended June 30, 2019 primarily due to the increase in the number of average FTEs for the first half of 2019.
Other Liabilities
Other liabilities includes various accrued liability amounts for other operational transactions. The increase of $120.7 million was reflective primarily of a $61.1 million increase in new commitments for our qualified affordable tax credit funds, a $12.0 million increase in accrued rebate liabilities due to the timing of settlement at June 30, 2019 as compared to December 31, 2018. In addition, an increase of $14.3 million in other liabilities was attributable to the inclusion of SVB Leerink in our financial results at June 30, 2019.
Noncontrolling Interests
Noncontrolling interests totaled $152.1 million and $148.6 million at June 30, 2019 and December 31, 2018, respectively. The $3.5 million increase was due primarily to income attributable to noncontrolling interests of $21.5 million as well as an additional $5.3 million attributable to the acquisition of SVB Leerink in our financial results for the six months ended June 30, 2019, partially offset by net distributions of $23.3 million to limited partners from various managed funds of funds.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$8,574,931	$148,211	$8,388,011	$146,278
As a percentage of total assets	13.4%	0.2%	14.7%	0.3%
Liabilities carried at fair value	$112,651	$—	$98,050	$—
As a percentage of total liabilities	0.2%	—%	0.2%	—%
As a percentage of assets carried at fair value		1.7%		1.7%

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
During the three and six months ended June 30, 2019, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $46.6 million and $65.8 million, respectively, primarily reflective of valuation increases from our private company warrant portfolio driven by healthy funding rounds and net gains realized on exercised warrant assets due to IPO activity. During the three and six months ended June 30, 2018, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $18.2 million and $36.9 million, respectively, primarily reflective of valuation increases from our public and private company warrant portfolios and net gains realized on exercised warrant assets due to IPO and M&A activity.
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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $5.6 billion at June 30, 2019, an increase of $437.8 million, or 8.6 percent, compared to $5.1 billion at December 31, 2018. This increase was due primarily to net income of $606.7 million and an increase in accumulated other comprehensive income reflective primarily of a $166.0 million ($119.8 million net of tax) increase in the fair value of our AFS securities portfolio driven by decreases in period-end market interest rates. The increases were partially offset by a $346.8 million decrease in SVBFG stockholders' equity related to the repurchase of our outstanding common stock.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of June 30, 2019 and December 31, 2018. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios applicable to bank holding companies and banks to be considered “well capitalized” and “adequately capitalized," are set forth below:

			Minimum Ratios under Applicable Regulatory Capital Adequacy Requirements
	June 30, 2019	December 31, 2018	“Well Capitalized”	“Adequately Capitalized”
SVB Financial:
CET 1 risk-based capital ratio	12.92%	13.41%	6.5%	4.5%
Tier 1 risk-based capital ratio	13.08	13.58	8.0	6.0
Total risk-based capital ratio	13.97	14.45	10.0	8.0
Tier 1 leverage ratio	8.82	9.06	N/A	4.0
Tangible common equity to tangible assets ratio (1)	8.43	8.99	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)	13.13	13.28	N/A	N/A
Bank:
CET 1 risk-based capital ratio	12.50%	12.41%	6.5%	4.5%
Tier 1 risk-based capital ratio	12.50	12.41	8.0	6.0
Total risk-based capital ratio	13.44	13.32	10.0	8.0
Tier 1 leverage ratio	8.17	8.10	5.0	4.0
Tangible common equity to tangible assets ratio (1)	7.91	8.13	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)	12.72	12.28	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Risk-based capital ratios (CET 1, tier 1, total risk-based capital, and tier 1 leverage ratio) for SVB Financial decreased as of June 30, 2019, compared to the same ratios as of December 31, 2018 as a result of an increase in risk-weighted assets, primarily driven by increases in funded loans and loan commitments. The decrease in the tier 1 leverage ratio is due to the increase in average assets driven by an increase in the average loan portfolio and investment securities.
Risk-based capital ratios (CET 1, tier 1, total risk-based capital, and tier 1 leverage ratio) for the Bank increased as of June 30, 2019, compared to the same ratios as of December 31, 2018. The increase in the Bank's capital ratios is due to the increase in net income partially offset by $297.0 million of cash dividends paid by the Bank to our bank holding company, SVB Financial, during the six months ended June 30, 2019. The increase in the tier 1 leverage ratio is due to the increase in regulatory capital driven by the increase in net income and partially offset by the increase in average assets.
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

The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended June 30, 2019 and December 31, 2018:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
GAAP SVBFG stockholders’ equity	$5,554,043	$5,116,209	$4,936,520	$4,554,814
Less: intangible assets	192,981	—	—	—
Tangible common equity	$5,361,062	$5,116,209	$4,936,520	$4,554,814
GAAP total assets	$63,773,739	$56,927,979	$62,380,814	$56,047,134
Less: intangible assets	192,981	—	—	—
Tangible assets	$63,580,758	$56,927,979	$62,380,814	$56,047,134
Risk-weighted assets	$40,843,334	$38,527,853	$38,821,244	$37,104,080
Non-GAAP tangible common equity to tangible assets	8.43%	8.99%	7.91%	8.13%
Non-GAAP tangible common equity to risk-weighted assets	13.13	13.28	12.72	12.28
The tangible common equity to tangible assets ratio decreased for the Bank primarily as a result of the $297.0 million in cash dividends paid by the Bank to our bank holding company, SVB Financial Group, during the six months ended June 30, 2019. The tangible common equity to risk-weighted assets ratio increased for the Bank as a result of the proportionally higher increase in tangible common equity relative to the increase in risk-weighted assets. The growth in period-end risk-weighted assets was primarily due to increases in cash and cash equivalents and period-end loan growth.
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
Commitments to Invest in Venture Capital and Private Equity Funds
Subject to applicable regulatory requirements, including the Volcker Rule, we make investments. We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however, in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives for our off-balance sheet products which may impact deposit levels. At June 30, 2019, our period-end total deposit balances were $55.6 billion, compared to $49.3 billion at December 31, 2018.
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
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of June 30, 2019, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $4.6 billion, of which $4.1 billion was available to support additional borrowings. As of June 30, 2019, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $0.6 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $1.9 billion at June 30, 2019. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $3.3 billion at June 30, 2019.
On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. Consistent with recent prior quarters, the Bank has paid a quarterly dividend to SVB Financial. For the three and six months ended June 30, 2019, the dividend amount paid was $130.0 million and $297.0 million, respectively. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2018 Form 10-K.
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2019 and 2018. For further details, see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Six months ended June 30,
(Dollars in thousands)	2019	2018
Average cash and cash equivalents	$5,470,520	$2,997,338
Percentage of total average assets	9.3%	5.6%
Net cash provided by operating activities	$450,571	$347,380
Net cash used for investing activities	(317,021)	(4,570,107)
Net cash provided by financing activities	5,315,836	4,011,753
Net increase (decrease) in cash and cash equivalents	$5,449,386	$(210,974)
Average cash and cash equivalents increased by $2.5 billion, or 82.5 percent, to $5.5 billion for the six months ended June 30, 2019, compared to $3.0 billion for the comparable 2018 period.
Cash provided by operating activities was $450.6 million for the six months ended June 30, 2019, reflective primarily of net income before noncontrolling interests of $628.2 million, partially offset by a net decrease of $177.6 million in adjustments to reconcile net income to net cash driven primarily by the changes in our foreign exchange spot contracts.
Cash used for investing activities of $0.3 billion for the six months ended June 30, 2019 was driven by an $0.8 billion increase in loan balances and a net cash outflow of $0.1 billion for the acquisition of SVB Leerink, partially offset by net cash inflows from our fixed income investment and non-marketable equity securities of $0.6 billion.
Cash provided by financing activities was $5.3 billion for the six months ended June 30, 2019, reflective primarily of a net increase of $6.3 billion in deposits, partially offset by $0.6 billion in paydowns of our short-term overnight borrowings and $0.4 billion cash outflows related to repurchases of our outstanding common stock.
Cash and cash equivalents were $9.0 billion and $2.7 billion, respectively, at June 30, 2019 and 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk Management
Market risk is defined as the risk of adverse fluctuations in the market value of financial instruments due to changes in market interest rates. Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of the benchmark LIBOR/SWAP yield curve. Additionally, changes in interest rates can influence the rate of principal prepayments on mortgage securities, which affects the rate of amortization of purchase premiums and discounts. Other market risks include foreign currency exchange risk, equity price risk, including the effect of competition on product pricing. All of these risks are important considerations, but are also inherently difficult to predict and to assess the impact of each on the simulation results. Consequently, simulations used to analyze the sensitivity of net interest income to changes in interest rates will differ from actual results due to differences in the timing and frequency or rate resets, the magnitude of changes in market rates, the impact of competition, fluctuating business conditions, and the impact of strategies taken by management to mitigate these risks.
Interest rate risk is managed by our ALCO. ALCO reviews the sensitivity of the market valuation on earning assets and funding liabilities and the modeled 12-month projection of net interest income from changes in interest rates, structural changes in investment and funding portfolios, loan and deposit activity and current market conditions. Adherence with relevant metrics included in our Interest Rate Risk Policy, which is approved by the Finance Committee of our Board of Directors, are monitored on an ongoing basis.
Managing interest rate risk is done primarily through strategies involving our fixed income securities portfolio, available funding channels and capital market activities. In addition, our policies permit the use of off-balance sheet derivatives, such as interest rate swaps, to assist in managing interest rate risk.
We utilize a simulation model to perform sensitivity analysis on the economic value of equity and net interest income under a variety of interest rate scenarios, balance sheet forecasts and business strategies. The simulation model provides a dynamic assessment of interest rate sensitivity embedded within our balance sheet which measures the potential variability in economic value and net interest income relating solely to changes in market interest rates over time. We review our interest rate risk position and sensitivity to market interest rates regularly.

Model Simulation and Sensitivity Analysis
A specific application of our simulation model involves measurement of the impact of changes in market interest rates on the economic value of equity (“EVE”). EVE is defined as the market value of assets, less the market value of liabilities. Another application of the simulation model measures the impact of changes in market interest rates on net interest income (“NII”) assuming a static balance sheet size and composition as of the period-end reporting date. For the NII simulation, the level of market interest rates as well as the size and composition of the balance sheet are held constant over the simulation horizon. Simulated cash flows during the scenario horizon are assumed to be replaced as they occur, which maintains the balance sheet at its current size and composition. Yield and spread assumptions on cash and investment balances reflect current market rates and the shape of the yield curve. Yield and spread assumptions on loans reflect recent market impacts on product pricing. Similarly, we make certain deposit decay rate assumptions on demand deposits and interest bearing deposits, which are replenished to hold the level and mix of funding liabilities constant. Changes in market interest rates that affect net interest income are principally short-term interest rates and include the following benchmark indexes: (i) the National Prime Rate, (ii) 1-month and 3-month LIBOR, and (iii) the Federal Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans and balances held as cash and cash equivalents. Additionally, simulated changes in deposit pricing relative to changes in market rates, commonly referred to as deposit beta, generally follow overall changes in short-term interest rates, although actual changes may lag in terms of timing and magnitude.
Increases in short-term interest rates since the end of 2015 and corresponding increases in deposit rates paid to our clients to attract new deposit funding and retain existing funds has resulted in an increase in our realized beta to approximately 50 percent, as measured since the beginning of the increasing rate cycle, which is higher than the approximate 35 percent beta used in prior periods. Additionally, management expects deposit repricing behavior in a falling rate environment to be different than repricing behavior in a rising rate environment. This results in an "asymmetrical" beta assumption being applied in the NII and EVE simulation models for interest bearing deposits. This model assumes the overall beta for interest bearing deposits in a falling rate environment would be approximately 60 percent. That is, overall changes in interest bearing deposit rates would be approximately 60 percent of the change in short-term market rates. In a rising rate environment, this beta assumption is only 50 percent. These repricing assumptions are reflected as changes in interest expense on interest bearing deposit balances. Because the updated beta assumptions used as of June 30, 2019 represent deposit repricing that more closely follows the repricing behavior of the loan portfolio, overall NII sensitivity is lower in both increasing and decreasing rate scenarios when compared to results using the prior deposit beta assumptions. Therefore, when comparing the change to modeled results using a lower beta assumption, modeled sensitivity changed from -14.4% to -12.4% in the -100 basis point scenario and from 14.3% to 13.4% in the +100 bps scenario when compared to the modeled sensitivity as of March 31, 2019.
The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points ("bps") at June 30, 2019 and December 31, 2018. Net Interest Income sensitivity for December 31, 2018 has been revised to reflect the higher beta assumptions for purposes of comparison. Modeled Economic Value of Equity for December 31, 2018 has not been adjusted as the assumption change had an immaterial impact.

Change in interest rates (bps) (Dollars in thousands)	Estimated	Estimated Increase/(Decrease) in EVE		Estimated	Estimated Increase/(Decrease) in NII
	EVE	Amount	Percent	NII	Amount	Percent
June 30, 2019:
+200	$9,416,810	$236,121	2.6%	$2,566,645	$540,243	26.7%
+100	9,300,936	120,247	1.3	2,297,781	271,379	13.4
—	9,180,689	—	—	2,026,402	—	—
-100	8,920,500	(260,189)	(2.8)	1,775,994	(250,408)	(12.4)
-200	8,308,538	(872,151)	(9.5)	1,529,641	(496,761)	(24.5)

December 31, 2018: (as revised)
+200	$9,348,408	$504,405	5.7%	$2,583,577	$499,257	24.0%
+100	9,090,781	246,778	2.8	2,334,040	249,720	12.0
—	8,844,003	—	—	2,084,320	—	—
-100	8,470,501	(373,502)	(4.2)	1,840,190	(244,130)	(11.7)
-200	7,590,973	(1,253,030)	(14.2)	1,543,150	(541,170)	(26.0)
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
As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to yield curve risk, prepayment risk, basis risk, and yield spread compression, which cannot be fully modeled and expressed using the above methodology. Accordingly, the results in the preceding table should not be relied upon as a precise indicator of actual results in the event of changing market interest rates. Additionally, the resulting EVE and NII estimates are not intended to represent and should not be construed to represent our estimate of the underlying value of equity or forecast of NII.
Our base EVE as of June 30, 2019 increased from December 31, 2018 by $337 million, driven by changes in balance sheet composition as well as changes in interest rates. At June 30, 2019, as compared to December 31, 2018, total loan balances increased by $0.9 billion, primarily in Prime and LIBOR indexed variable rate loans. Total fixed income securities decreased by $0.5 billion and cash and cash equivalents increased by $5.4 billion driven by increases in period-end deposit growth. Total deposit growth was $6.3 billion as compared to December 31, 2018.
Overall balance sheet growth contributed to a $609 million increase in total base EVE, however, this was offset by a decrease of $272 million as a result of lower LIBOR/swap rates across the curve. In general, EVE sensitivity was lower as of June 30, 2019, compared to December 31, 2018, due to elevated levels of short duration cash relative other assets and liabilities impacted by changing market discount rates.
12-Month Net Interest Income Simulation
Our static 12-month NII modeled projection at June 30, 2019 decreased compared to December 31, 2018 by $58 million, primarily due to changes in our balance sheet composition with increased modeled interest income of $97 million, more than offset by an increase in interest expense of $157 million. As of June 30, 2019, an increase in interest income was due primarily to elevated cash levels while relatively higher interest bearing deposits and higher deposit rates resulted in increases in interest expense when compared to December 31, 2018. Comparing the same periods, modeled interest income from loans was $17 million lower as of June 30, 2019 due to lower loan interest rates despite an increase in loan balances relative to December 31, 2018. Lower loan interest income was offset by $15 million lower modeled interest expense on short-term borrowings.
The majority of our loans are indexed to the National Prime Rate and 1-month and 3-month LIBOR index rates. In the positive parallel simulated rate shock scenarios, interest income on assets that are tied to variable rate indexes, primarily our variable rate loans, are expected to contribute a positive impact on our base 12-month NII projections. The opposite is true for negative rate shock scenarios.
The 12-month NII simulations include repricing assumptions on our interest bearing deposit products which we set at our discretion based on client needs and our overall funding mix. Repricing of interest bearing deposits impacts estimated interest expense. As noted previously, repricing deposit rates are generally assumed to be about 50 percent of simulated increases in short-term interest rates and about 60 percent of simulated decreases in short-term interest rates.
NII sensitivity is measured as the percentage change in projected 12-month net interest income earned in +/- 100 and +/- 200 basis point interest rate shock scenarios compared to a base scenario where asset and liability balances, composition, and the level of market interest rates are held constant over the forecast horizon. At June 30, 2019, NII sensitivity was 13.4 percent in the +100 bps interest rate scenario, compared to 12.0 percent at December 31, 2018. Our NII sensitivity in the +200 bps interest rate shock scenario was 26.7 percent compared to 24.0 percent at December 31, 2018. NII sensitivity in the -100 bps scenario of negative 12.4 percent at June 30, 2019 compared to a negative 11.7 percent at December 31, 2018. The -200 bps scenario indicates a percentage change in NII of negative 24.5 percent at June 30, 2019 compared to negative 26.0 percent at December 31, 2018. At June 30, 2019, NII sensitivity percentages are inclusive of the income or expense associated with interest rate swaps that are part of our hedging initiatives which began during the six months ended June 30, 2019, in an effort to reduce the impact of potential decreasing rates on NII. On June 30, 2019, the outstanding notional amount of receive fixed interest rate swaps was $1.3 billion and reduced our projected base 12-month NII by $7 million. The +100 bps scenario reflects a total net negative impact to NII of $19 million from the interest rate swaps and the -100 bps scenario reflects a total net positive impact to NII of $6 million.
The simulation model used in the above analysis incorporates embedded floors on loans, where present, in our interest rate scenarios, which prevent model benchmark rates from moving below zero percent in the 200 bps rate scenarios. The embedded floors are also a factor in the up rate scenarios to the extent a simulated increase in rates is needed before floored rates are cleared. In addition, we assume different deposit balance decay rates based on a historical deposit study of our clients. These assumptions may change in future periods based on changes in client behavior and at management's discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our actual sensitivity overall.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-15637	3.1	May 9, 2019
10.1	2006 Equity Incentive Plan, as amended					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: August 9, 2019	/s/ DANIEL BECK
Daniel Beck
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: August 9, 2019	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)