Form 10-Q
period 2020-03-31
SVB FINANCIAL GROUP
filed 2020-05-11
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
At April 30, 2020, 51,513,227 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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
UK— United Kingdom
VIE— Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$9,561,448	$6,781,783
Available-for-sale securities, at fair value (cost of $12,044,717 and $13,894,348, respectively)	12,648,064	14,014,919
Held-to-maturity securities, at amortized cost and net of allowance for credit losses of $230 and $0 (fair value of $14,131,154 and $14,115,272, respectively) (1)	13,574,289	13,842,946
Non-marketable and other equity securities	1,200,595	1,213,829
Total investment securities	27,422,948	29,071,694
Loans, amortized cost	35,968,085	33,164,636
Allowance for credit losses: loans	(548,963)	(304,924)
Net loans	35,419,122	32,859,712
Premises and equipment, net of accumulated depreciation and amortization	154,780	161,876
Goodwill	137,823	137,823
Other intangible assets, net	48,072	49,417
Lease right-of-use assets	206,392	197,365
Accrued interest receivable and other assets	2,059,055	1,745,233
Total assets	$75,009,640	$71,004,903
Liabilities and total equity:
Liabilities:
Noninterest-bearing demand deposits	$42,902,200	$40,841,570
Interest-bearing deposits	19,009,757	20,916,237
Total deposits	61,911,957	61,757,807
Short-term borrowings	3,138,162	17,430
Lease liabilities	227,271	218,847
Other liabilities	2,200,953	2,041,752
Long-term debt	348,076	347,987
Total liabilities	67,826,419	64,383,823
Commitments and contingencies (Note 15 and Note 18)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 350,000 shares issued and outstanding	340,138	340,138
Common stock, $0.001 par value, 150,000,000 shares authorized; 51,490,342 shares and 51,655,607 shares issued and outstanding, respectively	52	52
Additional paid-in capital	1,489,240	1,470,071
Retained earnings	4,612,785	4,575,601
Accumulated other comprehensive income	592,534	84,445
Total SVBFG stockholders’ equity	7,034,749	6,470,307
Noncontrolling interests	148,472	150,773
Total equity	7,183,221	6,621,080
Total liabilities and total equity	$75,009,640	$71,004,903

(1)
Prior to our adoption of Accounting Standard Update (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) on January 1, 2020, the allowance for credit losses (ACL) related to held-to-maturity (HTM) securities was not applicable and is therefore presented as $0 at December 31, 2019. See "Adoption of New Accounting Standards" in Note 1 — “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2020	2019
Interest income:
Loans	$382,569	$394,144
Investment securities:
Taxable	154,385	126,717
Non-taxable	12,824	10,937
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	17,624	19,216
Total interest income	567,402	551,014
Interest expense:
Deposits	37,398	27,907
Borrowings	5,867	10,221
Total interest expense	43,265	38,128
Net interest income	524,137	512,886
Provision for credit losses	243,480	28,551
Net interest income after provision for credit losses	280,657	484,335
Noninterest income:
Gains on investment securities, net	46,055	29,028
Gains on equity warrant assets, net	13,395	21,305
Client investment fees	43,393	44,482
Foreign exchange fees	47,505	38,048
Credit card fees	28,304	27,483
Deposit service charges	24,589	20,939
Lending related fees	13,125	13,937
Letters of credit and standby letters of credit fees	11,542	9,354
Investment banking revenue	46,867	49,795
Commissions	16,022	14,108
Other	11,137	11,897
Total noninterest income	301,934	280,376
Noninterest expense:
Compensation and benefits	255,586	238,061
Professional services	38,705	36,986
Premises and equipment	26,940	21,700
Net occupancy	18,346	16,048
Business development and travel	14,071	15,354
FDIC and state assessments	5,234	3,979
Other	40,703	33,536
Total noninterest expense	399,585	365,664
Income before income tax expense	183,006	399,047
Income tax expense	49,357	107,435
Net income before noncontrolling interests	133,649	291,612
Net loss (income) attributable to noncontrolling interests	1,973	(2,880)
Preferred stock dividends	(3,369)	—
Net income available to common stockholders	$132,253	$288,732
Earnings per common share—basic	$2.56	$5.49
Earnings per common share—diluted	2.55	5.44

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Net income before noncontrolling interests	$133,649	$291,612
Other comprehensive income, net of tax:
Change in foreign currency cumulative translation gains and losses:
Foreign currency translation (losses) gains	(9,120)	2,806
Related tax benefit (expense)	2,556	(782)
Change in unrealized gains and losses on available-for-sale securities:
Unrealized holding gains	543,881	46,836
Related tax expense	(150,746)	(13,045)
Reclassification adjustment for (gains) losses included in net income	(61,165)	3,630
Related tax expense (benefit)	16,953	(1,010)
Amortization of unrealized holding gains on securities transferred from available-for-sale to held-to-maturity	(552)	(674)
Related tax benefit	153	188
Change in unrealized gains and losses on cash flow hedges:
Unrealized gains	231,920	1,102
Related tax expense	(64,281)	(307)
Reclassification adjustment for (gains) losses included in net income	(2,089)	3
Related tax expense (benefit)	579	(1)
Other comprehensive income, net of tax	508,089	38,746
Comprehensive income	641,738	330,358
Comprehensive loss (income) attributable to noncontrolling interests	1,973	(2,880)
Comprehensive income attributable to SVBFG	$643,711	$327,478

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)		Shares	Amount
Balance at December 31, 2018	$—	52,586,498	$53	$1,378,438	$3,791,838	$(54,120)	$5,116,209	$148,634	$5,264,843
Cumulative adjustment for the adoption of premium amortization on purchased callable debt securities, net of tax (ASU 2017-08) (1)	—	—	—	—	(583)	—	(583)	—	(583)
Acquisition of SVB Leerink	—	—	—	—	—	—	—	5,256	5,256
Common stock issued under employee benefit plans, net of restricted stock cancellations	—	209,743	—	(2,936)	—	—	(2,936)	—	(2,936)
Common stock issued under ESOP	—	14,442	—	3,506	—	—	3,506	—	3,506
Net income	—	—	—	—	288,732	—	288,732	2,880	291,612
Capital calls and distributions, net	—	—	—	—	—	—	—	(15,720)	(15,720)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	—	36,411	36,411	—	36,411
Amortization of unrealized holding gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	—	(486)	(486)	—	(486)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	2,024	2,024	—	2,024
Net change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	797	797	—	797
Share-based compensation, net	—	—	—	15,122	—	—	15,122	—	15,122
Common stock repurchases	—	(488,578)	(1)	—	(116,022)	—	(116,023)	—	(116,023)
Balance at March 31, 2019	$—	52,322,105	$52	$1,394,130	$3,963,965	$(15,374)	$5,342,773	$141,050	$5,483,823
Balance at December 31, 2019	$340,138	51,655,607	$52	$1,470,071	$4,575,601	$84,445	$6,470,307	$150,773	$6,621,080
Cumulative adjustment for the day one adoption of ASC 326, net of tax (1)	—	—	—	—	(35,049)	—	(35,049)	—	(35,049)
Common stock issued under employee benefit plans, net of restricted stock cancellations	—	66,864	—	(3,031)	—	—	(3,031)	—	(3,031)
Common stock issued under ESOP	—	12,094	—	2,447	—	—	2,447	—	2,447
Net income (loss)	—	—	—	—	135,622	—	135,622	(1,973)	133,649
Capital calls and distributions, net	—	—	—	—	—	—	—	(328)	(328)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	—	348,923	348,923	—	348,923
Amortization of unrealized holding gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	—	(399)	(399)	—	(399)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(6,564)	(6,564)	—	(6,564)
Net change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	166,129	166,129	—	166,129
Share-based compensation, net	—	—	—	19,171	—	—	19,171	—	19,171
Common stock repurchases	—	(244,223)		—	(60,020)	—	(60,020)	—	(60,020)
Dividends on preferred stock	—	—	—	—	(3,369)	—	(3,369)	—	(3,369)
Other, net	—	—	—	582	—	—	582	—	582
Balance at March 31, 2020	340,138	51,490,342	$52	$1,489,240	$4,612,785	$592,534	$7,034,749	$148,472	$7,183,221

(1)
See "Adoption of New Accounting Standards" in Note 1 — “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income before noncontrolling interests	$133,649	$291,612
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	243,480	28,551
Changes in fair values of equity warrant assets, net of proceeds from exercises	18,574	(10,248)
Changes in fair values of derivatives, net	(63,034)	(3,068)
Gains on investment securities, net	(46,055)	(29,028)
Distributions of earnings from non-marketable and other equity securities	12,346	15,619
Depreciation and amortization	24,824	20,830
Amortization of premiums and discounts on investment securities, net	13,565	1,606
Amortization of share-based compensation	19,171	15,122
Amortization of deferred loan fees	(33,016)	(35,276)
Deferred income tax benefit	(60,126)	(8,834)
Excess tax benefit from exercise of stock options and vesting of restricted shares	(2,575)	(2,804)
Losses from the write-off of premises and equipment	—	52
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	23,982	(3,361)
Accounts receivable and payable, net	(45,311)	30,447
Income tax receivable and payable, net	66,581	94,552
Accrued compensation	(236,834)	(253,769)
Foreign exchange spot contracts, net	(12,583)	169,079
Proceeds from termination of interest rate swaps	180,500	—
Other, net	(69,013)	19,668
Net cash provided by operating activities	168,125	340,750
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,538,553)	(204,328)
Proceeds from sales of available-for-sale securities	2,654,212	1,171,564
Proceeds from maturities and paydowns of available-for-sale securities	785,692	116,001
Purchases of held-to-maturity securities	(358,650)	—
Proceeds from maturities and paydowns of held-to-maturity securities	646,212	428,433
Purchases of non-marketable and other equity securities	(12,177)	(16,165)
Proceeds from sales and distributions of capital of non-marketable and other equity securities	45,720	19,979
Net increase in loans	(2,796,409)	(505,516)
Purchases of premises and equipment	(25,088)	(5,504)
Acquisition of SVB Leerink, net of cash acquired	—	(100,037)
Net (cash used) provided by for investing activities	(599,041)	904,427
Cash flows from financing activities:
Net increase in deposits	154,150	2,998,297
Net increase (decrease) in short-term borrowings	3,120,732	(616,957)
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(328)	(15,720)
Payment of preferred stock dividend	(3,369)	—
Common stock repurchases	(60,020)	(116,023)
Proceeds from issuance of common stock, ESPP and ESOP, net of restricted stock awards	(584)	570
Net cash provided by financing activities	3,210,581	2,250,167
Net increase in cash and cash equivalents	2,779,665	3,495,344
Cash and cash equivalents at beginning of period	6,781,783	3,571,539
Cash and cash equivalents at end of period	$9,561,448	$7,066,883
Supplemental disclosures:
Cash paid during the period for:
Interest	$46,145	$46,548
Income taxes	31,988	17,570
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$348,923	$36,411
Distributions of stock from investments	3,119	1,276
See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).
Use of Estimates and Assumptions
The preparation of unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include measurements of fair value, the valuation of non-marketable and other equity securities, the valuation of equity warrant assets and the adequacy of the allowance for credit losses for loans and for unfunded credit commitments.
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
VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. We assess VIEs to determine if we are the primary beneficiary of a VIE. A primary beneficiary is defined as a variable interest holder that has a controlling financial interest. A controlling financial interest requires both: (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) obligation to absorb losses or receive benefits of a VIE that could potentially be significant to a VIE. Under this analysis, we also evaluate kick-out rights and other participating rights, which could provide us a controlling financial interest. The primary beneficiary of a VIE is required to consolidate the VIE.
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
Reclassifications
Certain prior period amounts primarily related to the adoption of the Accounting Standard Update (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) ("ASU 2016-13" or "CECL") as mentioned below have been reclassified to conform to current period presentations.
Summary of Significant Accounting Policies
With the exception of the updated accounting policies listed below, the accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data — Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 of our 2019 Form 10-K.
Loans
Loans are reported at amortized cost which consists of the principal amount outstanding, net of unearned loan fees. Unearned loan fees reflect unamortized deferred loan origination and commitment fees net of unamortized deferred loan origination costs. In addition to cash loan fees, we often obtain equity warrant assets that give us an option to purchase a position in a client company's stock in consideration for providing credit facilities. The grant date fair values of these equity warrant assets are deemed to be loan fees and are deferred as unearned income and recognized as an adjustment of loan yield through loan interest income. The net amount of unearned loan fees is amortized into loan interest income over the contractual terms of the underlying loans and commitments using the constant effective yield method, adjusted for actual loan prepayment experience, or the straight-line method, as applicable.
Allowance for Credit Losses: Loans
The allowance for credit losses for loans considers credit risk and is adjusted by a provision for expected credit losses ("ECL") charged to expense and reduced by the charge-off of loan amounts, net of recoveries. Our allowance for credit losses is an estimate of expected losses inherent with the Company's existing loans at the balance sheet date. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain.
Portfolio Segments
The estimation of ECL on loans process involves procedures to appropriately consider the unique characteristics of our six loan portfolio segments. Our six portfolio segments are determined by using the following risk dimensions: (i) underwriting methodology, (ii) industry niche and (iii) life stage. The six portfolio segments are further disaggregated into ten classes of financing receivable, or risk-based segments, and represents the level at which credit risk is monitored. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process to estimate ECL. The following provides additional information regarding our six portfolio segments:

(i)	Investor Dependent - Accelerator (Early-Stage) and Growth (Mid-Stage and Later-Stage)
Investor Dependent loans are made primarily to technology and life science/healthcare companies in both our Accelerator (Early-Stage) and Growth practices (Mid-Stage and Later-Stage). Investor Dependent loans typically have modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing selectively, at reduced amounts, or on less favorable terms, which may have an adverse effect on our borrowers' ability to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely that the company would need to be sold to repay the debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired and charged-off.
We further disaggregate Investor Dependent loans into three subcategories. Early-Stage consists of pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million. Mid-Stage companies consist of growth-stage enterprises with revenues of between $5 million and $15 million or, in the case of biotechnology, pre-revenue clinical-stage companies. Later-Stage consists of companies with revenues of $15 million or more. This disaggregation is based in part on the materially different historical loss rate we have experienced with each cohort, with historical loss rates being the highest in the Early-Stage segment, and declining in the Mid-Stage and Later-Stage segments, as a function of the relatively higher enterprise value and asset coverage that is created as a company progresses through the various stages of development.

(ii)	Cash Flow Dependent
Cash Flow Dependent loans are made primarily to technology and life science/healthcare companies, which include Sponsor Led Buyout lending, and require the borrower to maintain cash flow from operations that is sufficient to service all debt. Borrowers must demonstrate normalized cash flow in excess of all fixed charges associated with operating the business. Sponsor Led Buyout loans are typically used to assist a select group of experienced private equity sponsors with the acquisition of businesses and are larger in size, and repayment is generally dependent upon the cash flows of the acquired company. The acquired companies are typically established, later-stage businesses of scale and characterized by reasonable levels of leverage and loan structures that include meaningful financial covenants. The sponsor's equity contribution is often 50 percent or more of the acquisition price.
(iii)     Balance Sheet Dependent
Balance Sheet Dependent loans are made primarily to technology and life science/healthcare companies, which include asset-based loans, and are structured to require constant current asset coverage (i.e., cash, cash equivalents, accounts receivable and, to a much lesser extent, inventory) in an amount that exceeds the outstanding debt. These loans are generally made to companies in our Growth and Corporate Finance practices. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business. As a result of the adoption of CECL and in connection with the revised approach to portfolio disaggregation discussed above, certain loans that were previously considered to be Balance Sheet Dependent have been reclassified as Investor Dependent - Later-Stage.

(iv)	Private Equity/Venture Capital
The vast majority of our Private Equity/Venture Capital portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are often secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(v)	Private Bank
Our Private Bank clients are primarily private equity/venture capital professionals and senior executives in the innovation companies they support. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted stock purchase loans, real estate secured home equity capital call lines of credit and other secured and unsecured lending products, as well as cash and wealth management services. In addition, we provide real estate secured loans to eligible employees through our Employee Home Ownership Program.

(vi)	Premium Wine and Other
Our Premium Wine clients primarily consist of premium wine producers across the Western United States, primarily in California's Napa Valley, Sonoma County and Central Coast regions, as well as the Pacific Northwest. Our other loan portfolio segment primarily includes our community development loans made as part of our responsibilities under the Community Reinvestment Act.
We maintain a systematic process for the evaluation of individual loans and portfolio segments for inherent risk of estimated credit losses for loans. At the time of approval, each loan in our portfolio is assigned a credit risk rating. Credit risk ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment and 10 representing loans which have been charged-off. The credit risk ratings for each loan are monitored and updated on an ongoing basis. This credit risk rating process includes, but is not limited to, consideration of such factors as payment status, the financial condition and operating performance of the borrower, borrower compliance with loan covenants, underlying collateral values and performance trends, the degree of access to additional capital, the presence of credit enhancements such as third party guarantees (where applicable), the degree to which the borrower is sensitive to external factors and the depth and experience of the borrower's management team. Our policies require a committee of senior management to review, at least quarterly, credit relationships with a credit risk rating of 5 through 9 that exceed specific dollar values.

Expected Credit Loss Measurement
The methodology for estimating the amount of ECL reported in the allowance for credit losses has two main components: (1) ECL assessed on a collective basis for pools of loans that share similar risk characteristics which includes a qualitative adjustment based on management’s assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience and (2) ECL assessed for individual loans that do not share similar risk characteristics with other loans. We do not estimate ECL on accrued interest receivable ("AIR") on loans as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $111.8 million at March 31, 2020 and $119.1 million at December 31, 2019 and is reported in "Accrued interest receivable and other assets" in our unaudited interim consolidated balance sheets.
While the evaluation process of our allowance for credit losses on loans uses historical and other objective information, the classification of loans and the estimate of the allowance for credit losses for loans rely on the judgment and experience of our management. A committee comprised of senior management evaluates the adequacy of the allowance for credit losses for loans, which includes review of loan portfolio segmentation, quantitative models, internal and external data inputs, economic forecasts, credit risk ratings and qualitative adjustments.
Loans That Share Similar Risk Characteristics With Other Loans
We derive an estimated ECL assumption from a non-discounted cash flow approach based on our portfolio segments discussed above. This approach incorporates: (1) probability of default ("PD"), (2) loss given default ("LGD") and (3) exposure at default ("EAD"), over the estimated life of the exposure. PD and LGD assumptions are developed based on quantitative models and inherent risk of credit loss, both of which involve significant judgement. Renewals and extensions within our control are not considered in the estimated contractual term of a loan. However, we include potential extensions if management has a reasonable expectation that we will execute a TDR with the borrower. The quantitative models are based on historical credit loss experience, adjusted for probability-weighted economic scenarios. These scenarios are used to support a reasonable and supportable forecast period of three years for all portfolio segments. To the extent the remaining contractual lives of loans in the portfolio extend beyond this three-year period, we revert to historical averages gradually over the remaining contractual lives, adjusted for prepayments. The macroeconomic scenarios are reviewed on a quarterly basis.
We also apply a qualitative factor adjustment to the results obtained through our quantitative ECL models to consider relevant qualitative factors that relate to the environment in which the entity operates and are specific to the borrower. These adjustments are based upon our assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience. These risks are aggregated to become our qualitative allocation. Based on our qualitative assessment estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period and may include, but is not limited to, consideration of the following factors:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the institution’s loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.
Loans That Do Not Share Similar Risk Characteristics
We monitor our loan pools to ensure all assets therein continue to share similar risk characteristics with other financial assets inside the pool. Changes in credit risk, borrower circumstances or the recognition of write-offs may indicate that a loan's risk profile has changed, and the asset should be removed from its current pool. For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on the net realizable value, that is, the difference between the discounted value of the expected future cash flows and the amortized cost basis of the loan. When a loan is collateral-dependent and the repayment is expected to be provided substantially through the operation or sale of the collateral, the ECL is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral will be determined by the most recent appraisal, as adjusted to reflect a reasonable marketing period for the sale of the asset(s) and an estimate of reasonable selling expenses. Collateral-dependent loans will have independent appraisals completed and accepted at least annually.
Allowance for Credit Losses: Unfunded Credit Commitments
We maintain a separate allowance for credit losses for unfunded credit commitments which is included in other liabilities and the related ECL in our provision for credit losses. We estimate the amount of expected losses by using historical trends to calculate a probability of an unfunded credit commitment being funded and derive historical lifetime expected loss factors for each portfolio segment similar to our funded loan ECL. The collectively assessed ECL for unfunded credit commitments also includes the same qualitative allocations applied for our funded loan ECL. For unfunded credit commitments related to loans that do not share similar risk characteristics with other loans, where applicable, a separate estimate of ECL will be included in our total allowance for credit losses on unfunded credit commitments. Loan commitments that are determined to be unconditionally cancellable by the Company do not require an allowance for credit losses.
Investment Securities
Available-for-Sale Securities and the Allowance for Credit Losses on Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification and meeting our asset/liability management objectives. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of SVBFG's stockholders' equity, until realized.
We analyze available-for-sale securities for impairment related to credit losses each quarter. Market valuations represent the current fair value of a security at a specified point in time and incorporates the risk of timing of interest due and the return of principal over the contractual life of each security. Gains and losses on securities are realized when there is a sale of the security prior to maturity. A credit impairment is recognized through a valuation allowance against the security with an offset through earnings; the allowance is limited to the amount that fair value, calculated as the present value of expected future cash flow discounted at the security’s effective interest rate, is less than the amortized cost basis. We separate the amount of the impairment related to credit losses, if any, and the amount due to all other factors. The credit loss component is recognized in earnings and recorded as an allowance for credit losses for AFS securities.
Held-to-Maturity Securities and the Allowance for Credit Losses on Held-to-Maturity Securities
Debt securities purchased with the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are recorded at amortized cost, net of any allowance for credit losses.
We measure ECL on held-to-maturity securities on a collective basis by major security type and standard credit rating. Our held-to-maturity securities portfolio, with the exception of our municipal bond portfolio, are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we do not record an ECL. Our municipal bond portfolio primarily consists of highly rated bonds and currently carry ratings no lower than Aa3. The estimate of ECL on our municipal bond portfolio considers historical credit loss information and severity of loss in the event of default and leverages external data adjusted for current conditions. A reasonable and supportable forecast period of one year is applied to our municipal bond portfolio, with immediate reversion to long-term average historical loss rates when remaining contractual lives of securities exceed one year. We do not estimate ECL on accrued interest receivable ("AIR") from held-to-maturity securities as AIR is reversed or written off when the full collection of the AIR related to a security becomes doubtful. AIR from held-to-maturity securities totaled $41.5 million at March 31, 2020 and $45.2 million at December 31, 2019 and is reported in "Accrued interest receivable and other assets" in our unaudited interim consolidated balance sheets.
Expected credit loss on municipal bonds that do not share common risk characteristics with our collective portfolio are individually measured based on net realizable value, or the difference between the discounted value of the expected future cash flows and the recorded amortized cost basis of the security.

Adoption of New Accounting Standards
Financial Instruments - Credit Losses
In June 2016, the FASB issued a new Accounting Standard Update (ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments), which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects a current expected credit loss measurement to estimate the allowance for credit losses over the contractual life of the financial assets (including loans, unfunded credit commitments and HTM securities) and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. While the CECL model does not apply to available-for-sale debt securities, ASU 2016-13 does require entities to record an allowance for credit losses when recognizing credit losses for available-for-sale securities, rather than reduce the amortized cost of the securities by direct write-offs, which allows for reversal of credit impairments in future periods based on improvements in credit. We adopted the guidance on January 1, 2020, using a modified retrospective approach. We recognized the cumulative effect of initially applying CECL as an adjustment to the opening balance of retained earnings, net of tax. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
We completed a comprehensive implementation process that included loss forecasting model development, evaluation of technical accounting topics, updates to our allowance for credit loss accounting policies, reporting processes and related internal controls, overall operational readiness for our adoption of CECL as well as parallel runs for CECL alongside our previous allowance process. We provided quarterly updates to senior management and to the Audit and Credit Committees of the Board of Directors throughout the implementation process. For additional details regarding our allowance for credit losses methodology, see Note 7 — “Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Based on our loan, unfunded credit commitment, and HTM security portfolios composition at December 31, 2019, and the then current economic environment, the cumulative effect of the changes to our consolidated balance sheets at January 1, 2020, for the adoption of CECL were as follows:

(Dollars in thousands)	Balance at December 31, 2019	Adjustments Due to Adoption of ASC 326	Balance at January 1, 2020
Assets:
Allowance for credit losses: loans	$304,924	$25,464	$330,388
Allowance for credit losses: held-to-maturity securities	—	174	174
Deferred tax assets	28,433	13,415	41,848
Other liabilities:
Allowance for credit losses: unfunded credit commitments	67,656	22,826	90,482
Stockholders' equity:
Retained earnings, net of tax	4,575,601	(35,049)	4,540,552

Prior to the effective adoption date of CECL, Federal banking regulatory agencies had provided relief for the initial capital decrease at adoption by allowing the impact to be phased-in over three years on a straight-line basis. Subsequent to our adoption of CECL, Federal banking regulatory agencies provided relief to banking organizations by way of an interim final rule based on the recent disruptions in economic conditions caused by the Coronavirus Disease 2019 pandemic ("COVID-19") as well as the significant resources required to implement CECL. At the time of the adoption of CECL, we were not expecting to utilize the initial relief provided by the Federal banking regulatory agencies as the initial capital decrease at adoption did not have a material impact to our capital ratios; however, the impact to our capital from subsequent increases in our allowance for credit losses from the day one adoption impact related to COVID-19 economic factors was deemed significant. As a result, we have elected to use the regulatory capital phase-in under the interim final rule. Refer to the "Capital Resources" section under Part I, Item 2 of this report for additional details.
Additionally, under the prior guidance, our loan portfolio and credit quality disclosures were disaggregated based on client market segments. Upon adoption of CECL, our technology (software/internet and hardware) and life science/healthcare market segments are disclosed by the portfolio segment that aligns with their respective underwriting methodology and the level at which credit risk is now monitored by management. The primary underwriting method for our technology and life science/healthcare portfolios are classified as investor dependent (early-stage and growth), cash flow dependent or balance sheet dependent, as noted above, and prior period amounts were reclassified for comparability. There are no other material changes to our current market segments.
Other Adopted Accounting Pronouncements
In August 2018, the FASB issued a new Accounting Standard Update (ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement). The ASU primarily modifies certain disclosures with respect to Level 3 fair value measurements. We adopted the guidance on January 1, 2020. The adoption did not have an impact on our consolidated financial position or results of operations and did not have a material impact on the disclosures in our notes to our unaudited interim consolidated financial statements.

2.	Stockholders' Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income (unaudited) for the three months ended March 31, 2020 and 2019:

		Three months ended March 31,
(Dollars in thousands)	Income Statement Location	2020	2019
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income	Gains on investment securities, net	$(61,165)	$3,630
Related tax expense (benefit)	Income tax expense	16,953	(1,010)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income	Net interest income	(2,089)	3
Related tax expense (benefit)	Income tax expense	579	(1)
Total reclassification adjustment for (gains) losses included in net income, net of tax		$(45,722)	$2,622

The table below summarizes the activity relating to net gains and losses on our cash flow hedges included in accumulated other comprehensive income for the three months ended March 31, 2020 and 2019. Refer to Note 11 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional information regarding the termination of our cash flow hedges during the three months ended March 31, 2020. Over the next 12 months, we expect that approximately $63.5 million in accumulated other comprehensive income ("AOCI") at March 31, 2020, related to unrealized gains will be reclassified out of AOCI and recognized in net income.

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Balance, beginning of period, net of tax	$(2,130)	$—
Net increase in fair value, net of tax	167,639	795
Net realized (gain) loss reclassified to net income, net of tax	(1,510)	2
Balance, end of period, net of tax	$163,999	$797

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

The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars and shares in thousands, except per share amounts)	2020	2019
Numerator:
Net income available to common stockholders	$132,253	$288,732
Denominator:
Weighted average common shares outstanding—basic	51,565	52,587
Weighted average effect of dilutive securities:
Stock options and ESPP	217	297
Restricted stock units and awards	162	225
Weighted average common shares outstanding—diluted	51,944	53,109
Earnings per common share:
Basic	$2.56	$5.49
Diluted	2.55	5.44

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation due to the antidilutive effect for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Shares in thousands)	2020	2019
Stock options	206	91
Restricted stock units	119	134
Total	325	225

Stock Repurchase Program
On October 24, 2019, our Board of Directors authorized a new stock repurchase program that enables us to repurchase up to $350 million of our outstanding common stock. This program expires on October 29, 2020. For the three months ended March 31, 2020, we repurchased 244,223 shares of our outstanding common stock for $60.0 million under the new stock repurchase program.
Preferred Stock
On December 9, 2019, the Company issued depositary shares representing an ownership interest in 350,000 shares of Series A Preferred Stock with $0.001 par value and liquidation preference of $1,000 per share, or $25 per depositary share. All preferred shares were issued in the form of depositary shares, with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or other obligation of the Company. Dividends are approved by the Board of Directors and, if declared, are payable quarterly, in arrears, at a rate per annum equal to 5.25 percent. The Series A Preferred Stock is redeemable at the Company’s option, in whole or in part, on or after February 15, 2025. Prior to February 15, 2025, the Series A Preferred Stock is redeemable at the Company’s option, in whole and not in part, following any change in laws or regulations that would not allow the Company to treat the full liquidation value of the Series A Preferred Stock as Tier 1 capital for purposes of the capital adequacy guidelines of the Board of Governors of the Federal Reserve System ("the Federal Reserve"). The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. Redemptions are subject to certain regulatory provisions, including approval of the Federal Reserve.
As of March 31, 2020, there were 350,000 shares issued and outstanding of Series A Preferred Shares, which had a carrying value of $340.1 million and liquidation preference of $350.0 million.
The following table summarizes our preferred stock at March 31, 2020:

Series	Description	Amount outstanding (in millions)	Carrying value (in millions)	Shares issued and outstanding	Par Value	Ownership interest per depository share	Liquidation preference per depository share	2020 dividends paid per depository share
Series A	5.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	$350	$340.1	350,000	$0.001	1/40th	$25	$0.24

3.	Share-Based Compensation
For the three months ended March 31, 2020 and 2019, we recorded share-based compensation and related tax benefits as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Share-based compensation expense	$19,171	$15,122
Income tax benefit related to share-based compensation expense	(4,440)	(3,327)

Unrecognized Compensation Expense
As of March 31, 2020, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Weighted Average Expected Recognition Period - in Years
Stock options	$12,668	2.35
Restricted stock units and awards	95,440	2.66
Total unrecognized share-based compensation expense	$108,108

Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the three months ended March 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2019	625,407	$169.33
Granted	1,316	244.69
Exercised	(50,733)	85.32
Forfeited	(2,399)	224.87
Outstanding at March 31, 2020	573,591	176.70	3.63	$11,973,716
Vested and expected to vest at March 31, 2020	560,684	174.94	3.58	11,967,072
Exercisable at March 31, 2020	310,688	131.01	2.34	10,376,626

The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $151.08 as of March 31, 2020. The total intrinsic value of options exercised during the three months ended March 31, 2020 was $8.3 million, compared to $7.5 million for the comparable 2019 period.
The table below provides information for restricted stock units and awards under the 2006 Equity Incentive Plan for the three months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	847,972	$236.54
Granted	46,027	217.97
Vested	(77,900)	205.91
Forfeited	(19,591)	220.12
Nonvested at March 31, 2020	796,508	238.86

4.	Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and qualified affordable housing projects.
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
March 31, 2020:
Assets:
Cash and cash equivalents	$9,322	$—	$—
Non-marketable and other equity securities (1)	261,049	722,600	722,600
Accrued interest receivable and other assets	1,374	—	—
Total assets	$271,745	$722,600	$722,600
Liabilities:
Other liabilities (1)	1,677	348,272	—
Total liabilities	$1,677	$348,272	$—
December 31, 2019:
Assets:
Cash and cash equivalents	$7,629	$—	$—
Non-marketable and other equity securities (1)	270,057	689,360	689,360
Accrued interest receivable and other assets	1,117	—	—
Total assets	$278,803	$689,360	$689,360
Liabilities:
Other liabilities (1)	2,854	302,031	—
Total liabilities	$2,854	$302,031	$—

(1)
Included in our unconsolidated non-marketable and other equity securities portfolio at March 31, 2020 and December 31, 2019 are investments in qualified affordable housing projects of $500.8 million and $458.5 million, respectively, and related other liabilities consisting of unfunded commitments of $348.3 million and $302.0 million, respectively.

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
All investments are generally nonredeemable, and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreement. Subject to applicable regulatory requirements, including the Volcker Rule, we also make commitments to invest in venture capital and private equity funds. For additional details, see Note 15 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
The Bank also has variable interests in low income housing tax credit funds, in connection with fulfilling its responsibilities under the Community Reinvestment Act (“CRA”), that are designed to generate a return primarily through the realization of federal tax credits. These investments are typically limited partnerships in which the general partner, other than the Bank, holds the power over significant activities of the VIE; therefore, these investments are not consolidated. For additional information on our investments in qualified affordable housing projects, see Note 6 — “Investment Securities" of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
As of March 31, 2020, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $270.1 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $722.6 million.

5.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Cash and due from banks (1)	$9,159,690	$6,492,443
Securities purchased under agreements to resell (2)	401,758	289,340
Total cash and cash equivalents	$9,561,448	$6,781,783

(1)
At March 31, 2020 and December 31, 2019, $7.2 billion and $3.7 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $1.4 billion and $2.1 billion, respectively.

(2)
At March 31, 2020 and December 31, 2019, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $409.8 million and $295.3 million, respectively. None of these securities were sold or repledged as of March 31, 2020 and December 31, 2019.

6.	Investment Securities
Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and (ii) a non-marketable and other equity securities portfolio, which primarily represents investments managed as part of our funds management business, investments in qualified affordable housing projects, as well as public equity securities held as a result of equity warrant assets exercised.
Available-for-Sale Securities
The major components of our available-for-sale investment securities portfolio at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$3,745,238	$298,602	$—	$4,043,840
U.S. agency debentures	100,000	1,687	—	101,687
Foreign government debt securities	22,169	1	(18)	22,152
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	4,758,167	185,347	(2)	4,943,512
Agency-issued collateralized mortgage obligations—fixed rate	1,409,673	56,002	—	1,465,675
Agency-issued commercial mortgage-backed securities	2,009,470	61,728	—	2,071,198
Total available-for-sale securities	$12,044,717	$603,367	$(20)	$12,648,064

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$6,815,874	$82,267	$(4,131)	$6,894,010
U.S. agency debentures	100,000	—	(453)	99,547
Foreign government debt securities	9,037	1	—	9,038
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	4,109,372	39,438	(19)	4,148,791
Agency-issued collateralized mortgage obligations—fixed rate	1,520,414	17,929	—	1,538,343
Agency-issued commercial mortgage-backed securities	1,339,651	1,078	(15,539)	1,325,190
Total available-for-sale securities	$13,894,348	$140,713	$(20,142)	$14,014,919

The following table summarizes sale activity of available-for-sale securities during the three months ended March 31, 2020 and 2019 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Sales proceeds	$2,654,212	$1,171,564
Net realized gains and losses:
Gross realized gains	61,165	—
Gross realized losses	—	(3,630)
Net realized gains (losses)	$61,165	$(3,630)

The following tables summarize our available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded and summarized into categories of less than 12 months, or 12 months or longer, as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
Foreign government debt securities	13,292	(18)	—	—	13,292	(18)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	626	(2)	—	—	626	(2)
Total available-for-sale securities (1)	$13,918	$(20)	$—	$—	$13,918	$(20)

(1)
As of March 31, 2020, we identified a total of 2 investments that were in unrealized loss positions, and neither position was in an unrealized loss position for a period of time greater than 12 months. Based on our analysis of the securities in an unrealized loss position as of March 31, 2020, the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase and therefore changes in value for securities are included in other comprehensive income. Market valuations and credit loss analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis. As of March 31, 2020, we do not intend to sell any of our securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our amortized cost basis. None of the investments in our available-for-sale securities portfolio were past due as of March 31, 2020.

	December 31, 2019
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. Treasury securities	$971,572	$(3,996)	$449,850	$(135)	$1,421,422	$(4,131)
U.S. agency debentures	99,547	(453)	—	—	99,547	(453)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	4,014	(19)	—	—	4,014	(19)
Agency-issued commercial mortgage-backed securities	1,027,232	(15,539)	—	—	1,027,232	(15,539)
Total available-for-sale securities (1)	$2,102,365	$(20,007)	$449,850	$(135)	$2,552,215	$(20,142)

(1)
As of December 31, 2019, we identified a total of 58 investments that were in unrealized loss positions, of which 12 investments totaling $0.4 billion with unrealized losses of $0.1 million have been in an unrealized loss position for a period of time greater than 12 months.

The following table summarizes the fixed income securities, carried at fair value, classified as available-for-sale as of March 31, 2020 by the remaining contractual principal maturities. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	March 31, 2020
(Dollars in thousands)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$4,043,840	$110,935	$1,626,096	$2,306,809	$—
U.S. agency debentures	101,687	—	—	101,687	—
Foreign government debt securities	22,152	22,152	—	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	4,943,512	—	—	—	4,943,512
Agency-issued collateralized mortgage obligations—fixed rate	1,465,675	—	1,094	—	1,464,581
Agency-issued commercial mortgage-backed securities	2,071,198	—	—	803,536	1,267,662
Total	$12,648,064	$133,087	$1,627,190	$3,212,032	$7,675,755

Held-to-Maturity Securities

The components of our held-to-maturity investment securities portfolio at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses (2)
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$453,353	$14,799	$—	$468,152	$—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	6,662,878	310,896	(90)	6,973,684	—
Agency-issued collateralized mortgage obligations —fixed rate	1,482,205	30,323	(4)	1,512,524	—
Agency-issued collateralized mortgage obligations—variable rate	170,774	—	(1,652)	169,122	—
Agency-issued commercial mortgage-backed securities	2,644,968	98,806	(512)	2,743,262	—
Municipal bonds and notes	2,160,341	105,860	(1,791)	2,264,410	230
Total held-to-maturity securities	$13,574,519	$560,684	$(4,049)	$14,131,154	$230

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.
(2) Refer to Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part i, Item 1 of this report for more information on our credit loss methodology.

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at amortized cost:
U.S. agency debentures (1)	$518,728	$6,640	$(668)	$524,700
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	6,992,009	142,209	(2,066)	7,132,152
Agency-issued collateralized mortgage obligations—fixed rate	1,608,032	592	(8,502)	1,600,122
Agency-issued collateralized mortgage obligations—variable rate	178,611	94	(259)	178,446
Agency-issued commercial mortgage-backed securities	2,759,615	56,914	(4,508)	2,812,021
Municipal bonds and notes	1,785,951	83,314	(1,434)	1,867,831
Total held-to-maturity securities	$13,842,946	$289,763	$(17,437)	$14,115,272

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.
Allowance for Credit Losses for HTM Securities
The following table summarizes the activity relating to our allowance for credit losses for HTM securities for the three months ended March 31, 2020:

Three months ended March 31, 2020	Beginning Balance December 31, 2019	Day One Impact of adopting ASC 326	Provision for Credit Losses	Ending Balance March 31, 2020
(Dollars in thousands)
Municipal bonds and notes	$—	$174	$56	$230
Total allowance for credit losses	$—	$174	$56	$230

Credit Quality Indicators
On a quarterly basis, management monitors the credit quality for HTM securities through the use of standard credit ratings. The following table summarizes our amortized cost of HTM securities aggregated by credit quality indicator at March 31, 2020:

(Dollars in thousands)	March 31, 2020
Municipal bonds and notes:
Aaa	$1,458,546
Aa1	477,068
Aa2	223,357
Aa3	1,370
Total	$2,160,341

The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as held-to-maturity as of March 31, 2020. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	March 31, 2020
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency debentures	$453,353	$468,152	$2,622	$2,673	$142,990	$146,270	$307,741	$319,209	$—	$—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	6,662,878	6,973,684	11,853	11,983	50,777	51,678	685,374	702,253	5,914,874	6,207,770
Agency-issued collateralized mortgage obligations—fixed rate	1,482,205	1,512,524	—	—	—	—	661,217	674,788	820,988	837,736
Agency-issued collateralized mortgage obligations—variable rate	170,774	169,122	—	—	—	—	—	—	170,774	169,122
Agency-issued commercial mortgage-backed securities	2,644,968	2,743,262	—	—	—	—	102,565	118,381	2,542,403	2,624,881
Municipal bonds and notes	2,160,341	2,264,410	30,719	30,757	134,007	136,572	441,995	462,836	1,553,620	1,634,245
Total	$13,574,519	$14,131,154	$45,194	$45,413	$327,774	$334,520	$2,198,892	$2,277,467	$11,002,659	$11,473,754

Non-marketable and Other Equity Securities
The major components of our non-marketable and other equity securities portfolio at March 31, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$85,336	$87,180
Unconsolidated venture capital and private equity fund investments (2)	171,930	178,217
Other investments without a readily determinable fair value (3)	52,666	55,255
Other equity securities in public companies (fair value accounting) (4)	26,899	59,200
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	206,495	215,367
Debt funds	6,910	7,271
Other investments	149,557	152,863
Investments in qualified affordable housing projects, net (6)	500,802	458,476
Total non-marketable and other equity securities	$1,200,595	$1,213,829

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at March 31, 2020 and December 31, 2019 (fair value accounting):

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$5,337	12.6%	$5,729	12.6%
Capital Preferred Return Fund, LP	44,696	20.0	45,341	20.0
Growth Partners, LP	35,169	33.0	35,976	33.0
CP I, LP	134	10.7	134	10.7
Total consolidated venture capital and private equity fund investments	$85,336		$87,180

(2)
The carrying value represents investments in 196 and 205 funds (primarily venture capital funds) at March 31, 2020 and December 31, 2019, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. We carry our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the investments. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st for our March 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.

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

The following table shows the changes to the carrying amount of other investments without a readily determinable fair value for the three months ended March 31, 2020:

(Dollars in thousands)	Three months ended March 31, 2020	Cumulative Adjustments
Measurement alternative:
Carrying value at March 31, 2020	$52,666
Carrying value adjustments:
Impairment	$—	$(460)
Upward changes for observable prices	12	1,948
Downward changes for observable prices	(3,012)	(7,629)

(4)
Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct equity investments in public companies held by our consolidated funds. Changes in equity securities measured at fair value are recognized through net income.

(5)	The following table shows the carrying value and our ownership percentage of each investment at March 31, 2020 and December 31, 2019 (equity method accounting):

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$3,277	8.6%	$3,612	8.6%
Strategic Investors Fund III, LP	14,487	5.9	15,668	5.9
Strategic Investors Fund IV, LP	25,037	5.0	27,064	5.0
Strategic Investors Fund V funds	44,815	Various	46,830	Various
CP II, LP (i)	5,103	5.1	5,907	5.1
Other venture capital and private equity fund investments	113,776	Various	116,286	Various
Total venture capital and private equity fund investments	$206,495		$215,367
Debt funds:
Gold Hill Capital 2008, LP (ii)	$5,255	15.5%	$5,525	15.5%
Other debt funds	1,655	Various	1,746	Various
Total debt funds	$6,910		$7,271
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$73,453	50.0%	$74,190	50.0%
Other investments	76,104	Various	78,673	Various
Total other investments	$149,557		$152,863

(i)	Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.

(ii)	Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(6)
The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of “Other liabilities” on our consolidated balance sheets at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Investments in qualified affordable housing projects, net	$500,802	$458,476
Other liabilities	348,272	302,031

The following table presents other information relating to our investments in qualified affordable housing projects for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Tax credits and other tax benefits recognized	$11,759	$9,257
Amortization expense included in provision for income taxes (i)	11,471	7,636

(i)	All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.

The following table presents the net gains and losses on non-marketable and other equity securities for the three months ended March 31, 2020 and 2019 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Net gains (losses) on non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	$3,113	$3,289
Unconsolidated venture capital and private equity fund investments	1,252	8,006
Other investments without a readily determinable fair value	(2,943)	5,005
Other equity securities in public companies (fair value accounting)	(7,504)	11,803
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	(8,046)	2,789
Debt funds	(362)	—
Other investments	(620)	1,766
Total net (losses) gains on non-marketable and other equity securities	$(15,110)	$32,658
Less: realized net (losses) gains on sales of non-marketable and other equity securities	(49)	9,835
Net (losses) gains on non-marketable and other equity securities still held	$(15,061)	$22,823

7.	Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments
We serve a variety of commercial clients in the technology, life science/healthcare, private equity/venture capital and premium wine industries. Our technology clients generally tend to be in the industries of hardware (such as semiconductors, communications, data, storage, and electronics), software/internet (such as infrastructure software, applications, software services, digital content and advertising technology) and energy and resource innovation (“ERI”). Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Loans to our technology, life science/healthcare and ERI clients are reported under the Investor Dependent, Cash Flow Dependent and Balance Sheet Dependent risk-based segments below. Loans made to private equity/venture capital firm clients typically enable them to fund investments prior to their receipt of funds from capital calls. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality. In addition to commercial loans, we make consumer loans through SVB Private Bank and provide real estate secured loans to eligible employees through our EHOP.
We also provide community development loans made as part of our responsibilities under the Community Reinvestment Act. These loans are included within “construction loans” below and are primarily secured by real estate.
CECL Adoption
On January 1, 2020, we adopted the new credit loss guidance, CECL, and all related amendments. Our loan portfolio was pooled into six portfolio segments that share similar risk characteristics and represent the level at which we developed our systematic methodology to determine our allowance for credit losses. Further, our portfolio segments were disaggregated and grouped into ten classes of financing receivable that represent the level at which we monitor and assess credit risk, which we refer to as "risk-based segments". As such, our funded loans and credit quality disclosures below are presented at the risk-based segment level of disaggregation. The comparative information below has been reclassified to conform to current period presentations. However, the financial results continue to be reported under the accounting standards in effect for those periods. Certain prior period credit quality disclosures related to impaired loans and our individually and collectively evaluated loan portfolio have been superseded with the current guidance and have not been included below, please refer to Note 10 - “Loans, Allowance for Loan Losses and Allowance for Unfunded Credit Commitments" under Part II, Item 8 of our 2019 Form 10-K for additional prior period information.
Refer to Note 1 — “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional information regarding the adoption of CECL.

The composition of loans at amortized cost basis broken out by risk-based segment at March 31, 2020 and December 31, 2019 is presented in the following table:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Private equity/venture capital	$18,868,875	$17,696,794
Investor dependent:
Early stage	1,806,011	1,624,221
Mid stage	1,399,209	1,047,398
Later stage	2,031,490	1,663,576
Total investor dependent	5,236,710	4,335,195
Cash flow dependent:
Sponsor led buyout	2,121,007	2,185,497
Other	2,756,295	2,238,741
Total cash flow dependent	4,877,302	4,424,238
Private bank (4)	3,669,295	3,492,269
Balance sheet dependent	1,850,941	1,286,153
Premium wine (4)	1,056,927	1,062,264
Other (4)	408,035	867,723
Total loans (1) (2) (3)	$35,968,085	$33,164,636
Allowance for credit losses	(548,963)	(304,924)
Net loans	$35,419,122	$32,859,712

(1)	Total loans at amortized cost is net of unearned income of $169 million and $163 million at March 31, 2020 and December 31, 2019, respectively.

(2)	Included within our total loan portfolio are credit card loans of $339 million and $395 million at March 31, 2020 and December 31, 2019, respectively.

(3)	Included within our total loan portfolio are construction loans of $174 million and $183 million at March 31, 2020 and December 31, 2019, respectively.
(4)     Our total loans secured by real estate at amortized cost at March 31, 2020 and December 31, 2019 were comprised of the following:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Real estate secured loans:
Private bank:
Loans for personal residence	$2,644,842	$2,829,880
Loans to eligible employees	416,287	401,396
Home equity lines of credit	61,749	55,461
Other	26,591	38,880
Total private bank loans secured by real estate	$3,149,469	$3,325,617
Premium wine	762,460	820,730
Total real estate secured loans	$3,911,929	$4,146,347

Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass,” with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans; however, we consider them as demonstrating higher risk, which requires more frequent review of the individual exposures; these translate to an internal rating of “Criticized.” All of our nonaccrual loans are risk-rated 8 or 9 and are classified under the nonperforming category. Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for credit losses for loans.
The following table summarizes the credit quality indicators, broken out by risk-based segment, as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Pass	Criticized	Nonperforming (Nonaccrual)	Total
March 31, 2020:
Private equity/venture capital	$18,868,764	$111	$—	$18,868,875
Investor dependent:
Early stage	1,588,307	199,290	18,414	1,806,011
Mid stage	1,224,481	162,548	12,180	1,399,209
Later stage	1,786,063	230,984	14,443	2,031,490
Total investor dependent	4,598,851	592,822	45,037	5,236,710
Cash flow dependent:
Sponsor led buyout	1,952,061	168,946	—	2,121,007
Other	2,590,162	166,120	13	2,756,295
Total cash flow dependent	4,542,223	335,066	13	4,877,302
Private bank	3,639,776	24,662	4,857	3,669,295
Balance sheet dependent	1,725,273	125,668	—	1,850,941
Premium wine	999,373	56,854	700	1,056,927
Other	407,943	92	—	408,035
Total loans (1)	$34,782,203	$1,135,275	$50,607	$35,968,085
December 31, 2019:
Private equity/venture capital	$17,708,550	$4,247	$—	$17,712,797
Investor dependent
Early stage	1,436,022	206,310	11,093	1,653,425
Mid stage	924,002	125,451	17,330	1,066,783
Later stage	1,490,561	201,819	6,296	1,698,676
Total investor dependent	3,850,585	533,580	34,719	4,418,884
Cash flow dependent
Sponsor led buyout	2,039,847	118,588	44,585	2,203,020
Other	2,141,766	93,400	17,681	2,252,847
Total cash flow dependent	4,181,613	211,988	62,266	4,455,867
Private bank	3,472,138	11,601	5,480	3,489,219
Balance sheet dependent	1,231,961	65,343	—	1,297,304
Premium wine	1,026,973	36,335	204	1,063,512
Other	890,059	62	—	890,121
Total loans (1)	$32,361,879	$863,156	$102,669	$33,327,704

(1)	For the quarter ended March 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

The following table summarizes the credit quality indicators, broken out by risk-based segments and vintage year, as of March 31, 2020:

	Term Loans by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Private equity/venture capital:
Risk rating:
Pass	$167,852	$249,214	$92,652	$41,912	$3,990	$18,241	$18,294,903	$—	$18,868,764
Criticized	35	—	—	—	—	—	76	—	111
Nonperforming	—	—	—	—	—	—	—	—	—
Total private equity/venture capital	$167,887	$249,214	$92,652	$41,912	$3,990	$18,241	$18,294,979	$—	$18,868,875
Investor dependent:
Early stage:
Risk rating:
Pass	$348,538	$764,930	$260,849	$86,592	$12,760	$3,460	$111,178	$—	$1,588,307
Criticized	8,754	83,587	56,641	21,632	5,396	5,868	17,412	—	199,290
Nonperforming	—	4,995	8,875	3,337	—	—	1,207	—	18,414
Total early stage	$357,292	$853,512	$326,365	$111,561	$18,156	$9,328	$129,797	$—	$1,806,011
Mid stage:
Risk rating:
Pass	$304,548	$375,482	$267,047	$77,566	$10,772	$3,278	$185,788	$—	$1,224,481
Criticized	9,107	54,142	45,109	14,991	11,232	5,024	22,943	—	162,548
Nonperforming	—	—	5,586	6,342	—	—	252	—	12,180
Total mid stage	$313,655	$429,624	$317,742	$98,899	$22,004	$8,302	$208,983	$—	$1,399,209
Later stage:
Risk rating:
Pass	$220,075	$696,219	$259,592	$104,208	$76	$13,203	$492,690	$—	$1,786,063
Criticized	20,335	64,324	67,783	24,105	—	1,901	52,536	—	230,984
Nonperforming	—	1,521	5,820	4,153	—	—	2,949	—	14,443
Total later stage	$240,410	$762,064	$333,195	$132,466	$76	$15,104	$548,175	$—	$2,031,490
Total investor dependent	$911,357	$2,045,200	$977,302	$342,926	$40,236	$32,734	$886,955	$—	$5,236,710
Cash flow dependent:
Sponsor led buyout:
Risk rating:
Pass	$204,305	$756,752	$436,654	$276,232	$68,412	$19,703	$190,003	$—	$1,952,061
Criticized	—	29,696	85,125	32,173	11,979	—	9,973	—	168,946
Nonperforming	—	—	—	—	—	—	—	—	—
Total sponsor led buyout	$204,305	$786,448	$521,779	$308,405	$80,391	$19,703	$199,976	$—	$2,121,007
Other
Risk rating:
Pass	$232,375	$710,823	$235,585	$122,748	$43,198	$542	$1,244,891	$—	$2,590,162
Criticized	4	16,649	40,183	5,226	63	—	103,995	—	166,120
Nonperforming	—	—	2	—	—	—	11	—	13
Total other	$232,379	$727,472	$275,770	$127,974	$43,261	$542	$1,348,897	$—	$2,756,295
Total cash flow dependent	$436,684	$1,513,920	$797,549	$436,379	$123,652	$20,245	$1,548,873	$—	$4,877,302
Private bank:
Risk rating:
Pass	$200,593	$1,106,485	$477,055	$472,672	$439,552	$603,906	$276,109	$63,404	$3,639,776
Criticized	—	7,381	—	2,416	2,502	11,756	607	—	24,662
Nonperforming	—	—	—	1,588	—	1,181	2,088	—	4,857
Total private bank	$200,593	$1,113,866	$477,055	$476,676	$442,054	$616,843	$278,804	$63,404	$3,669,295

Balance sheet dependent:
Risk rating:
Pass	$136,803	$215,264	$228,831	$48,144	$13,280	$—	$1,082,951	$—	$1,725,273
Criticized	—	14,458	3,107	15,970	—	—	92,133	—	125,668
Nonperforming	—	—	—	—	—	—	—	—	—
Total balance sheet dependent	$136,803	$229,722	$231,938	$64,114	$13,280	$—	$1,175,084	$—	$1,850,941
Premium wine:
Risk rating:
Pass	$51,487	$238,792	$95,464	$93,055	$84,186	$226,031	$210,358	$—	$999,373
Criticized	—	8,437	14,371	361	5,005	6,055	22,625	—	56,854
Nonperforming	—	—	—	—	687	—	13	—	700
Total Premium wine	$51,487	$247,229	$109,835	$93,416	$89,878	$232,086	$232,996	$—	$1,056,927
Other:
Risk rating:
Pass	$15,595	$211,972	$60,016	$30,963	$60,151	$29,246	$—	$—	$407,943
Criticized	13	—	—	—	—	—	79	—	92
Nonperforming	—	—	—	—	—	—	—	—	—
Total other	$15,608	$211,972	$60,016	$30,963	$60,151	$29,246	$79	$—	$408,035
Total loans	$1,920,419	$5,611,123	$2,746,347	$1,486,386	$773,241	$949,395	$22,417,770	$63,404	$35,968,085

At March 31, 2020, the economic forecasts used in the estimate of our allowance for credit losses for loans was significantly impacted by the economic uncertainty and volatility caused by the COVID-19 pandemic. We utilize Moody's Analytics to source the economic forecasts for the reserve model. The forecasts utilized were those released between March 27, 2020 through March 31, 2020, which Moody's has communicated were designed to reflect the onset of the pandemic and the resulting economic decline. We utilize a probability weighted approach across several forecasts, the average of which represents a significant economic shock for the second and third quarters of 2020 followed by a slow, sustained improvement.

The following tables summarize the activity relating to our allowance for credit losses for loans for the three months ended March 31, 2020 and 2019, broken out by risk-based segment:

Three months ended March 31, 2020	Beginning Balance December 31, 2019	Impact of adopting ASC 326	Charge-offs	Recoveries	Provision for (Reduction of) Credit Losses	Foreign Currency Translation Adjustments	Ending Balance March 31, 2020
(Dollars in thousands)
Private equity/venture capital	$107,285	$(69,888)	$—	$—	$19,557	$(180)	$56,774
Investor dependent:
Early stage	26,245	39,911	(10,183)	1,573	70,214	(571)	127,189
Mid stage	15,936	6,963	(9,332)	3,337	35,145	(87)	51,962
Later stage	40,189	24,750	(13,984)	—	46,038	(443)	96,550
Total investor dependent	82,370	71,624	(33,499)	4,910	151,397	(1,101)	275,701
Cash flow dependent:
Sponsor led buyout	42,939	3,151	(2,624)	2,845	(4,088)	(132)	42,091
Other	25,159	(3,056)	—	—	17,438	(125)	39,416
Total cash flow dependent	68,098	95	(2,624)	2,845	13,350	(257)	81,507
Private bank	21,551	12,615	(581)	—	54,490	(280)	87,795
Balance sheet dependent	12,722	(1,364)	—	—	11,951	(74)	23,235
Premium wine	5,296	3,650	(192)	—	3,663	(40)	12,377
Other	7,602	8,732	—	—	(5,507)	747	11,574
Total allowance for credit losses	$304,924	$25,464	$(36,896)	$7,755	$248,901	$(1,185)	$548,963

Three months ended March 31, 2019	Beginning Balance December 31, 2018	Charge-offs	Recoveries	Provision for (Reduction of) Credit Losses	Foreign Currency Translation Adjustments	Ending Balance March 31, 2019
(Dollars in thousands)
Private equity/venture capital	$93,781	$—	$—	$1,483	$47	$95,311
Investor dependent:
Early stage	25,885	(1,668)	568	1,886	59	26,730
Mid stage	20,999	(6,516)	3	22,957	720	38,163
Later stage	25,217	—	644	4,171	131	30,163
Total investor dependent	72,101	(8,184)	1,215	29,014	910	95,056
Cash flow dependent:
Sponsor led buyout	44,274	—	—	(3,239)	(102)	40,933
Other	21,754	(716)	—	(508)	(16)	20,514
Total cash flow dependent	66,028	(716)	—	(3,747)	(118)	61,447
Private Bank	20,583	(59)	210	(746)	(24)	19,964
Balance sheet dependent	21,707	—	—	(73)	(2)	21,632
Premium wine	3,646	—	—	294	9	3,949
Other	3,057	(41)	—	(404)	180	2,792
Total allowance for credit losses	$280,903	$(9,000)	$1,425	$25,821	$1,002	$300,151

The following table summarizes the aging of our loans broken out by risk-based segments as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Equal to or Greater Than 90 Days Past Due	Total Past Due	Current	Total	Loans Past Due 90 Days or More Still Accruing Interest
March 31, 2020:
Private equity/venture capital	$165,904	$23	$—	$165,927	$18,702,948	$18,868,875	$—
Investor dependent:
Early stage	8,750	1,231	3,487	13,468	1,792,543	1,806,011	1,499
Mid stage	5,556	192	1,667	7,415	1,391,794	1,399,209	1,667
Later stage	9,910	5,500	—	15,410	2,016,080	2,031,490	—
Total investor dependent	24,216	6,923	5,154	36,293	5,200,417	5,236,710	3,166
Cash flow dependent:
Sponsor led buyout	165	—	—	165	2,120,842	2,121,007	—
Other	1,186	722	—	1,908	2,754,387	2,756,295	—
Total cash flow dependent	1,351	722	—	2,073	4,875,229	4,877,302	—
Private bank	6,730	—	4,522	11,252	3,658,043	3,669,295	1,752
Balance sheet dependent	3,261	3,087	—	6,348	1,844,593	1,850,941	—
Premium wine	10,438	21,001	—	31,439	1,025,488	1,056,927	—
Other	677	—	—	677	407,358	408,035	—
Total loans (1)	$212,577	$31,756	$9,676	$254,009	$35,714,076	$35,968,085	$4,918
December 31, 2019:
Private equity/venture capital	$97,739	$383	$3,150	$101,272	$17,611,525	17,712,797	$3,150
Investor dependent:
Early stage	1,307	22,062	723	24,092	1,629,333	1,653,425	—
Mid stage	10,025	6,999	—	17,024	1,049,759	1,066,783	—
Later stage	8,113	500	10,569	19,182	1,679,494	1,698,676	—
Total investor dependent	19,445	29,561	11,292	60,298	4,358,586	4,418,884	—
Cash flow dependent
Sponsor led buyout	—	—	—	—	2,203,020	2,203,020	—
Other	2,426	3,061	2	5,489	2,247,358	2,252,847	—
Total cash flow dependent	2,426	3,061	2	5,489	4,450,378	4,455,867	—
Private bank	6,582	2,049	1,544	10,175	3,479,044	3,489,219	365
Balance sheet dependent	2,731	—	—	2,731	1,294,573	1,297,304	—
Premium wine	8,435	3,170	—	11,605	1,051,907	1,063,512	—
Other	17	—	—	17	890,104	890,121	—
Total loans (1)	$137,375	$38,224	$15,988	$191,587	$33,136,117	$33,327,704	$3,515

(1)	For the quarter ended March 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

Nonaccrual Loans
The following tables summarize our nonaccrual loan activity by risk-based segment for the three months ended March 31, 2020 and 2019:

Three months ended March 31, 2020	Beginning Balance December 31, 2019	Additions	Paydowns and Other Reductions	Charge-offs	Ending Balance March 31, 2020
(Dollars in thousands)
Private equity/venture capital	$—	$—	$—	$—	$—
Investor dependent:
Early stage	11,093	12,343	(2,764)	(2,258)	18,414
Mid stage	17,330	12,091	(388)	(16,853)	12,180
Later stage	6,296	11,224	128	(3,205)	14,443
Total investor dependent	34,719	35,658	(3,024)	(22,316)	45,037
Cash flow dependent:
Sponsor led buyout	44,585	—	(41,961)	(2,624)	—
Other	17,681	—	(17,650)	(18)	13
Total cash flow dependent	62,266	—	(59,611)	(2,642)	13
Private bank	5,480	—	(42)	(581)	4,857
Balance sheet dependent	—	—	—	—	—
Premium wine	204	688	—	(192)	700
Other	—	—	—	—	—
Total nonaccrual loans (1)	$102,669	$36,346	$(62,677)	$(25,731)	$50,607

(1)	For the quarter ended March 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

Three months ended March 31, 2019	Beginning Balance December 31, 2018	Additions	Paydowns and Other Reductions	Charge-offs	Ending Balance March 31, 2019
(Dollars in thousands)
Private equity/venture capital	$3,700	$2,247	$—	$—	$5,947
Investor dependent:
Early stage	7,616	4,433	(3,212)	(140)	8,697
Mid stage	4,751	32,099	(521)	(4,230)	32,099
Later stage	11,385	12,063	(308)	—	23,140
Total investor dependent	23,752	48,595	(4,041)	(4,370)	63,936
Cash flow dependent:
Sponsor led buyout	39,534	—	(1,297)	—	38,237
Other	17,156	—	—	(466)	16,690
Total cash flow dependent	56,690	—	(1,297)	(466)	54,927
Private bank	3,919	15	(66)	(59)	3,809
Balance sheet dependent	5,004	—	(268)	—	4,736
Premium wine	285	—	(17)	—	268
Other	792	—	(792)	—	—
Total nonaccrual loans (1)	$94,142	$50,857	$(6,481)	$(4,895)	$133,623

(1)	For the quarter ended March 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

The following table summarizes our nonaccrual loans with no allowance for credit loss at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss
Private equity/venture capital	$—	$—	$—	$—
Investor dependent:
Early stage	18,414	1,562	11,093	460
Mid stage	12,180	261	17,330	274
Later stage	14,443	1,807	6,296	—
Total investor dependent	45,037	3,630	34,719	734
Cash flow dependent:
Sponsor led buyout	—	—	44,585	—
Other	13	—	17,681	2,782
Total cash flow dependent	13	—	62,266	2,782
Private bank	4,857	3,269	5,480	3,714
Balance sheet dependent	—	—	—	—
Premium wine	700	—	204	—
Other	—	—	—	—
Total nonaccrual loans (1)	$50,607	$6,899	$102,669	$7,230

(1)	For the quarter ended March 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

Troubled Debt Restructurings
As of March 31, 2020, we had 15 TDRs with a total carrying value of $42.2 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were $0.6 million of unfunded commitments available for funding to the clients associated with these TDRs as of March 31, 2020.

The following table summarizes our loans modified in TDRs, broken out by risk-based segment, at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Loans modified in TDRs:
Private equity/venture capital	$—	$—
Investor dependent
Early stage	7,350	9,471
Mid stage	5,955	5,189
Later stage	8,272	23,318
Total investor dependent	21,577	37,978
Cash flow dependent
Sponsor led buyout	10,350	55,443
Other	—	—
Total cash flow dependent	10,350	55,443
Private bank	1,351	2,104
Balance sheet dependent	—	—
Premium wine	8,934	13,457
Other	—	—
Total loans modified in TDRs (1)	$42,212	$108,982

(1)	For the quarter ended March 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.
The following table summarizes the recorded investment in loans modified in TDRs, broken out by risk-based segment, for modifications made during the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Loans modified in TDRs during the period:
Private equity/venture capital	$—	$—
Investor dependent
Early stage	—	677
Mid stage	5,955	—
Later stage	2,769	—
Total investor dependent	8,724	677
Cash flow dependent
Sponsor led buyout	—	—
Other	—	5,000
Total cash flow dependent	—	5,000
Private bank	—	—
Balance sheet dependent	—	—
Premium wine	—	—
Other	—	—
Total loans modified in TDRs during the period (1) (2)	$8,724	$5,677

(1)	For the quarter ended March 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

(2)	There were $12.5 million and $2.2 million of partial charge-offs for the three months ended March 31, 2020 and March 31, 2019, respectively.

During the three months ended March 31, 2020 and 2019, new TDRs of $8.3 million and $5.7 million, respectively, were modified through payment deferrals granted to our clients. During the three months ended March 31, 2020, new TDRs of $0.4 million were modified through forgiveness of principle.
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
TDRs modified within the previous 12 months that defaulted during the period:
Private equity/venture capital	$—	$—
Investor dependent
Early stage	—	—
Mid stage	—	—
Later stage	—	—
Total investor dependent	—	—
Cash flow dependent
Sponsor led buyout	—	—
Other	—	5,000
Total cash flow dependent	—	5,000
Private bank	—	—
Balance sheet dependent	—	—
Premium wine	8,247	—
Other	—	—
Total TDRs modified within the previous 12 months that defaulted in the period (1)	$8,247	$5,000

(1)	For the quarter ended March 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for credit losses for loans, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and nonaccrual loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology for TDRs was necessary to determine the allowance for credit losses for loans as of March 31, 2020.
Allowance for Credit Losses: Unfunded Credit Commitments

We maintain a separate allowance for credit losses for unfunded credit commitments that is determined using a methodology that is inherently similar to the methodology used for calculating the allowance for credit losses for loans. At March 31, 2020, the reduction of our allowance for credit losses for unfunded credit commitments was primarily attributable to a decrease in the expected future commitments for milestone tranches, which are tied to company performance or additional funding rounds, based on our forecast models of the current economic environment, including the impact of the COVID-19 pandemic mentioned above.

The following table summarizes the activity relating to our allowance for credit losses for unfunded credit commitments for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Allowance for credit losses: unfunded credit commitments, beginning balance	$67,656	$55,183
Impact of adopting ASC 326	22,826	—
(Reduction of) provision for credit losses	(5,477)	2,730
Foreign currency translation adjustments	(315)	57
Allowance for credit losses: unfunded credit commitments, ending balance (1)	$84,690	$57,970

(1)
The “allowance for credit losses: unfunded credit commitments” is included as a component of “other liabilities” on our unaudited interim consolidated balance sheets. See Note 15 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional disclosures related to our commitments to extend credit.

8.	Leases
We have operating leases for our corporate offices, data centers and certain equipment utilized at those properties. We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2030, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rent during the term of the lease based on changes in various economic indicators.
At the inception of the lease, the lease is evaluated to determine whether the lease will be accounted for as an operating or a finance lease. There were no significant assumptions or judgments required upon applying the new lease standard. Operating lease right-of-use assets and operating lease liabilities are included in our consolidated balance sheets. We have no leases that meet the definition of a finance lease under ASC 842 and our lessor accounting treatment for subleases is not material.
Total recorded balances for the lease assets and liabilities are as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Assets:
Right-of-use assets - operating leases	$206,392	$197,365
Liabilities:
Lease liabilities - operating leases	227,271	218,847

The components of our lease cost and supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2019 were as follows:

(Dollars in thousands)	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating lease cost	$11,364	$9,518
Short-term lease cost	339	263
Variable lease cost	595	846
Less: sublease income	(1,132)	(1,108)
Total lease cost, net	$11,166	$9,519
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$12,221	10,354
Noncash items during the period:
Lease obligations in exchange for obtaining Right-of-use assets
Operating leases	$21,613	—

The table below presents additional information related to the Company's leases as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Weighted-average remaining term (in years) - operating leases	6.27	6.29
Weighted-average discount rate - operating leases (1)	2.83%	2.92%

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

The following table presents our undiscounted future cash payments for our operating lease liabilities as of March 31, 2020:

Years ended December 31, (Dollars in thousands)	Operating Leases
2020 (excluding the three months ended March 31, 2020)	$34,310
2021	44,228
2022	39,196
2023	38,429
2024	32,712
2025 and thereafter	60,124
Total future lease payments (1)	$248,999
Less: imputed interest	(21,728)
Total lease liabilities	$227,271

(1)
As of March 31, 2020, we have additional leases that have not yet commenced. We estimate that we will record additional lease liabilities of $18.8 million upon commencement. These leases will commence in 2020 with lease terms of five years.

9.	Goodwill and Other Intangible Assets

Goodwill
Goodwill at both March 31, 2020 and December 31, 2019 was $137.8 million, which was a result of revenue generating synergies expected from our acquisition of SVB Leerink in 2019. Due to the economic uncertainty caused by COVID-19, we conducted an evaluation and determined that it was more likely than not that the fair value of SVB Leerink was not less than its carrying amount; therefore, no impairment was recognized on goodwill as of March 31, 2020. All reported goodwill amounts have been allocated to the SVB Leerink reporting segment and are expected to be deductible for tax purposes. Refer to Note 14 — “Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional information.
Other Intangible Assets
The components of net other intangible assets related to the acquisition of SVB Leerink were as follows:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$42,000	$4,773	$37,227	$42,000	$3,818	$38,182
Other	18,900	8,055	10,845	18,900	7,665	11,235
Total other intangible assets	$60,900	$12,828	$48,072	$60,900	$11,483	$49,417

For the three months ended March 31, 2020, we recorded amortization expense of $1.3 million. Assuming no future impairments of other intangible assets or additional acquisitions or dispositions, the following table presents the Company's future expected amortization expense for other intangible assets that will continue to be amortized as of March 31, 2020:

Years ended December 31, (Dollars in thousands)	Other Intangible Assets
2020 (excluding the three months ended March 31, 2020)	$4,037
2021	4,732
2022	4,732
2023	4,732
2024	4,732
2025 and thereafter	25,107
Total future amortization expense	$48,072

10.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at March 31, 2020 and December 31, 2019:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at March 31, 2020	March 31, 2020	December 31, 2019
Short-term borrowings:
Short-term FHLB advances	(1)	$2,700,000	$2,700,000	$—
Federal funds purchased	April 1, 2020	375,000	375,000	—
Other short-term borrowings	(2)	63,162	63,162	17,430
Total short-term borrowings			$3,138,162	$17,430
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$348,076	$347,987
Total long-term debt			$348,076	$347,987

(1)	Represents advances from the FHLB at March 31, 2020 with maturity dates through May 7, 2020.

(2)	Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.
Interest expense related to short-term borrowings and long-term debt was $5.9 million for the three months ended March 31, 2020 and $10.2 million for the three months ended March 31, 2019. The weighted average interest rate associated with our short-term borrowings was 0.36 percent as of March 31, 2020 and 1.55 percent as of as of December 31, 2019.
Short-term Borrowings
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of March 31, 2020, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $4.8 billion, of which $1.4 billion was available to support additional borrowings. As of March 31, 2020, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $1.0 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $1.6 billion at March 31, 2020. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $3.3 billion at March 31, 2020.

11.	Derivative Financial Instruments
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
We assess hedge effectiveness under ASC 815 on a quarterly basis to ensure all hedges remain highly effective to ensure hedge accounting under ASC 815 can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge per ASC 815, any amounts remaining as gain or loss in accumulated other comprehensive income are reclassified into earnings in the line item "Loans" as part of interest income, a component of consolidated net income. As of March 31, 2020, all derivatives previously classified as hedges with notional balances totaling $5.0 billion and a net asset fair value of $227.5 million were terminated. As of March 31, 2020, the total unrealized gains on terminated cash flow hedges remaining in AOCI is $226.9 million, $163.9 million net of tax. The unrealized gains will be reclassified into interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The total remaining term over which the unrealized gains will be reclassified into earnings is approximately five years. The transactions were initiated on March 26, 2020 and were mostly settled as of March 31, 2020, as such, we recorded cash flows received from the settled transactions of $180.5 million and a related receivable of $47.0 million for the remaining unsettled transactions.
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

Other Derivative Instruments
Also included in our derivative instruments are equity warrant assets and client forward and option contracts, and client interest rate contracts. For further description of these other derivative instruments, refer to Note 2 — “Summary of Significant Accounting Policies" under Part II, Item 8 of our 2019 Form 10-K.
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
The total notional or contractual amounts and fair value of our derivative financial instruments at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020			December 31, 2019
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in thousands)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	$—	$—	$—	$1,915,000	$22,676	$—
Interest rate swaps	—	—	—	3,085,000	—	25,623
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	330,045	5,928	—	—	—	—
Foreign exchange forwards	158,592	—	2,751	300,250	—	2,154
Other derivative instruments:
Equity warrant assets	235,074	152,710	—	225,893	165,473	—
Client foreign exchange forwards	6,914,487	226,621	—	4,661,517	114,546	—
Client foreign exchange forwards	5,720,213	—	186,417	4,326,059	—	94,745
Client foreign currency options	237,349	6,723	—	154,985	1,308	—
Client foreign currency options	237,349	—	6,723	154,985	—	1,308
Client interest rate derivatives	747,228	80,543	—	1,275,190	28,811	—
Client interest rate derivatives (2)	829,528	—	31,533	1,372,914	—	14,154
Total derivatives not designated as hedging instruments		472,525	227,424		310,138	112,361
Total derivatives		$472,525	$227,424		$332,814	$137,984

(1)	Derivative assets and liabilities are included in "accrued interest receivable and other assets" and "other liabilities", respectively, on our consolidated balance sheets.

(2)
The amount reported reflects reductions of approximately $55.7 million and $17.4 million of derivative liabilities at March 31, 2020 and December 31, 2019, respectively, reflecting variation margin treated as settlement of the related derivative fair values for legal and accounting purposes as required by central clearing houses.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three months ended March 31, 2020 and 2019 is as follows:

		Three months ended March 31,
(Dollars in thousands)	Statement of income location	2020	2019
Derivatives designated as hedging instruments:
Interest rate risks:
Amounts reclassified from accumulated other comprehensive income into income	Interest income—loans	$2,089	$(3)
Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluations of internal foreign currency instruments, net	Other noninterest income	$(8,375)	$1,050
Gains (losses) on internal foreign exchange forward contracts, net	Other noninterest income	8,668	(469)
Net gains associated with internal currency risk		$293	$581
Other derivative instruments:
Losses on revaluations of client foreign currency instruments, net	Other noninterest income	$(8,284)	$(13,571)
Gains on client foreign exchange forward contracts, net	Other noninterest income	7,747	12,654
Net losses associated with client currency risk		$(537)	$(917)
Net gains on equity warrant assets	Gains on equity warrant assets, net	$13,395	$21,305
Net losses on other derivatives	Other noninterest income	$(4,345)	$(365)

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of March 31, 2020 and December 31, 2019:

	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position but Subject to Master Netting Arrangements		Net Amount
(Dollars in thousands)				Financial Instruments	Cash Collateral Received (1)
March 31, 2020
Derivative assets:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign exchange forwards	232,549	—	232,549	(76,009)	(59,693)	96,847
Foreign currency options	6,723	—	6,723	(2,016)	(3,469)	1,238
Client interest rate derivatives	80,543	—	80,543	(80,543)	—	—
Total derivative assets	319,815	—	319,815	(158,568)	(63,162)	98,085
Reverse repurchase, securities borrowing, and similar arrangements	401,758	—	401,758	(401,758)	—	—
Total	$721,573	$—	$721,573	$(560,326)	$(63,162)	$98,085
December 31, 2019
Derivative assets:
Interest rate swaps	$22,676	$—	$22,676	$(22,598)	$—	$78
Foreign exchange forwards	$114,546	$—	$114,546	$(36,855)	$(17,095)	$60,596
Foreign currency options	1,308	—	1,308	(848)	(335)	125
Client interest rate derivatives	28,811	—	28,811	(28,811)	—	—
Total derivative assets	167,341	—	167,341	(89,112)	(17,430)	60,799
Reverse repurchase, securities borrowing, and similar arrangements	289,340	—	289,340	(289,340)	—	—
Total	$456,681	$—	$456,681	$(378,452)	$(17,430)	$60,799

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

The following table summarizes our liabilities subject to enforceable master netting arrangements as of March 31, 2020 and December 31, 2019:

	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position but Subject to Master Netting Arrangements		Net Amount
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged (1)
March 31, 2020
Derivative liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign exchange forwards	189,168	—	189,168	(68,027)	(7,442)	113,699
Foreign currency options	6,723	—	6,723	(2,009)	—	4,714
Client interest rate derivatives	31,533	—	31,533	—	(31,085)	448
Total derivative liabilities	227,424	—	227,424	(70,036)	(38,527)	118,861
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$227,424	$—	$227,424	$(70,036)	$(38,527)	$118,861
December 31, 2019
Derivative liabilities:
Interest rate swaps	25,623	—	25,623	(22,676)	(2,947)	—
Foreign exchange forwards	96,899	—	96,899	(33,314)	(22,030)	41,555
Foreign currency options	1,308	—	1,308	(531)	—	777
Client interest rate derivatives	14,154	—	14,154	—	(13,936)	218
Total derivative liabilities	137,984	—	137,984	(56,521)	(38,913)	42,550
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$137,984	$—	$137,984	$(56,521)	$(38,913)	$42,550

(1)
Cash collateral pledged to our counterparties in relation to market value exposures of derivative contracts in a liability position and repurchase agreements are recorded as a component of “cash and cash equivalents" on our consolidated balance sheets.

12.	Noninterest Income
All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. Included below is a summary of noninterest income for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Noninterest income:
Gains on investment securities, net	$46,055	$29,028
Gains on equity warrant assets, net	13,395	21,305
Client investment fees	43,393	44,482
Foreign exchange fees	47,505	38,048
Credit card fees	28,304	27,483
Deposit service charges	24,589	20,939
Lending related fees	13,125	13,937
Letters of credit and standby letters of credit fees	11,542	9,354
Investment banking revenue	46,867	49,795
Commissions	16,022	14,108
Other	11,137	11,897
Total noninterest income	$301,934	$280,376

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
Gains on investment securities are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our investment-related activities. A summary of gains and losses on investment securities for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
(Losses) gains on non-marketable and other equity securities, net	$(15,110)	$32,658
Gains (losses) on sales of available-for-sale securities, net	61,165	(3,630)
Total gains on investment securities, net	$46,055	$29,028

Gains on equity warrant assets, net
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. Any changes in fair value from the grant date fair value of equity warrant assets will be recognized as increases or decreases to other assets on our balance sheet and as net gains or losses on equity warrant assets, in noninterest income, a component of consolidated net income. Gains on equity warrant assets are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of net gains on equity warrant assets for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Equity warrant assets:
Gains on exercises, net	$19,193	$5,482
Terminations	(326)	(415)
Changes in fair value, net	(5,472)	16,238
Total net gains on equity warrant assets	$13,395	$21,305

Client investment fees
Client investment fees include fees earned from discretionary investment management services for substantially all clients, managing clients’ portfolios based on their investment policies, strategies and objectives and investment advisory fees. Revenue is recognized on a monthly basis upon completion of our performance obligation and consideration is typically received in the subsequent month. Included in our sweep money market fees are Rule 12(b)-1 fees, revenue sharing and customer transactional-based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period, typically monthly. Transactional based fees are earned and recognized on fixed income securities when the transaction is executed on the clients' behalf. Amounts paid to third-party service providers are predominantly expensed, such that client investment fees are recorded gross of payments made to third parties. A summary of client investment fees by instrument type for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Client investment fees by type:
Sweep money market fees	$23,049	$26,544
Asset management fees (1)	9,137	6,671
Repurchase agreement fees	11,207	11,267
Total client investment fees (2)	$43,393	$44,482

(1)	Represents fees earned from investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(2)	Represents fees earned on client investment funds which are maintained at third-party financial institutions and are not recorded on our balance sheet.
Foreign exchange fees
Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients, primarily from spot contracts. Foreign exchange spot contract fees are recognized upon the completion of the single performance obligation, the execution of a spot trade in exchange for a fee. In line with customary business practice, the legal right transfers to the client upon execution of a foreign exchange contract on the trade date, and as such, we currently recognize our fees based on the trade date and the transactions are typically settled within two business days.

Forward contract and option premium fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of foreign exchange fee income by instrument type for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Foreign exchange fees by instrument type:
Spot contract commissions	$40,934	$35,029
Forward contract commissions	6,339	2,995
Option premium fees	232	24
Total foreign exchange fees	$47,505	$38,048

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
Annual card service fees are recognized on a straight-line basis over a 12-month period and continue to be accounted for under ASC 310 - Receivables.
A summary of credit card fees by instrument type for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Credit card fees by instrument type:
Card interchange fees, net	$21,775	$21,393
Merchant service fees	5,027	4,534
Card service fees	1,502	1,556
Total credit card fees	$28,304	$27,483

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

Lending related fees
Unused commitment fees, minimum finance fees and unused line fees are recognized as earned on a monthly basis. Fees that qualify for syndication treatment are recognized at the completion of the syndicated loan deal for which the fees were received. Lending related fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our lending-related activities. A summary of lending related fees by instrument type for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Lending related fees by instrument type:
Unused commitment fees	$8,406	$9,670
Other	4,719	4,267
Total lending related fees	$13,125	$13,937

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
A summary of investment banking revenue by instrument type for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Investment banking revenue:
Underwriting fees	$31,290	$35,772
Advisory fees	15,487	12,273
Private placements and other	90	1,750
Total investment banking revenue	$46,867	$49,795

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
Other service revenue primarily consists of dividend income on FHLB/FRB stock, correspondent bank rebate income, incentive fees related to carried interest and other fee income. We recognize revenue when our performance obligations are met and record revenues on a daily/monthly, quarterly, semi-annual or annual basis. For event driven revenue sources, we recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) we have performed the service, provided we have no other remaining obligations to the customer, (iii) the fee is fixed or determinable and (iv) collectability is probable.
A summary of other noninterest income by instrument type for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Other noninterest income by instrument type:
Fund management fees	$7,908	$8,041
Net losses on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	(244)	(336)
Other service revenue	3,473	4,192
Total other noninterest income	$11,137	$11,897

(1)
Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.

Disaggregation of revenue from contracts with customers
The following tables present our revenues from contracts with customers disaggregated by revenue source and segment for the three months ended March 31, 2020 and 2019:

Three months ended March 31, 2020 (Dollars in thousands)	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
Revenue from contracts with customers:
Client investment fees	$42,736	$657	$—	$—	$—	$43,393
Spot contract commissions	40,675	161	—	—	98	40,934
Card interchange fees, gross	35,724	7	—	—	566	36,297
Merchant service fees	5,027	—	—	—	—	5,027
Deposit service charges	24,238	27	—	—	324	24,589
Investment banking revenue	—	—	—	46,867	—	46,867
Commissions	—	—	—	16,022	—	16,022
Fund management fees	—	—	6,478	1,430	—	7,908
Correspondent bank rebates	1,403	—	—	—	—	1,403
Total revenue from contracts with customers	$149,803	$852	$6,478	$64,319	$988	$222,440
Revenues outside the scope of ASC 606 (1)	17,031	48	(1,560)	(1,642)	65,617	79,494
Total noninterest income	$166,834	$900	$4,918	$62,677	$66,605	$301,934

(1)	Amounts are accounted for under separate guidance than ASC 606.

(2)	Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Three months ended March 31, 2019 (Dollars in thousands)	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
Revenue from contracts with customers:
Client investment fees (3)	$44,102	$380	$—	$—	$—	$44,482
Spot contract commissions	34,806	122	—	—	101	35,029
Card interchange fees, gross	38,715	—	—	—	147	38,862
Merchant service fees	4,534	—	—	—	—	4,534
Deposit service charges	20,793	35	—	—	111	20,939
Investment banking revenue	—	—	—	49,795	—	49,795
Commissions	—	—	—	14,108	—	14,108
Fund management fees	—	—	6,659	1,382	—	8,041
Correspondent bank rebates	1,467	—	—	—	—	1,467
Total revenue from contracts with customers	$144,417	$537	$6,659	$65,285	$359	$217,257
Revenues outside the scope of ASC 606 (1)	8,444	(27)	18,186	2,832	33,684	63,119
Total noninterest income	$152,861	$510	$24,845	$68,117	$34,043	$280,376

(1)	Amounts are accounted for under separate guidance than ASC 606.

(2)	Global Commercial Bank’s and SVB Capital’s components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

(3)
For the three months ended March 31, 2019, the amount of client investment fees previously reported as "Other Items" has been correctly allocated to the reportable segment "Global Commercial Bank" to properly reflect the source of such revenue. The correction of this immaterial error had no impact on the "Total" amount of client investment fees.

The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, and unearned revenue when revenue is recognized subsequent to receipt of consideration. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. During the three months ended March 31, 2020 and 2019, changes in our contract assets, contract liabilities and receivables were not material. Additionally, revenues recognized during the three months ended March 31, 2020 and 2019 that were included in the corresponding contract liability balance at the beginning of the periods were not material.

13.	Other Noninterest Expense
A summary of other noninterest expense for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Lending and other client related processing costs	$9,158	$5,177
Correspondent bank fees	3,986	3,744
Investment banking activities	3,030	4,185
Trade order execution costs	2,745	2,516
Data processing services	3,454	2,899
Telephone	2,227	2,741
Dues and publications	1,130	1,524
Postage and supplies	856	770
Other	14,117	9,980
Total other noninterest expense	$40,703	$33,536

14.	Segment Reporting
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

•
SVB Private Bank is the private banking division of the Bank, which provides a range of personal financial solutions for consumers. Our clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted stock purchase loans, capital call lines of credit and other secured and unsecured lending products, as well as cash and wealth management services.  In addition, we provide real estate secured loans to eligible employees through our Employee Home Ownership Program.

•
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
The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.
Our segment information for the three months ended March 31, 2020 and 2019 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	SVB Leerink (1)	Other Items (2)	Total
Three months ended March 31, 2020
Net interest income	$463,835	$15,164	$21	$201	$44,916	$524,137
(Provision for) reduction of credit losses	(194,411)	(54,490)	—	—	5,421	(243,480)
Noninterest income	166,834	900	4,918	62,677	66,605	301,934
Noninterest expense (3)	(224,855)	(10,090)	(8,585)	(62,037)	(94,018)	(399,585)
Income (loss) before income tax expense (4)	$211,403	$(48,516)	$(3,646)	$841	$22,924	$183,006
Total average loans, amortized cost	$29,137,484	$3,857,478	$—	$—	$665,766	$33,660,728
Total average assets (5) (6)	61,813,129	3,892,400	447,201	483,648	5,770,790	72,407,168
Total average deposits	59,217,433	1,922,663	—	—	668,135	61,808,231
Three months ended March 31, 2019
Net interest income	$445,876	$11,981	$6	$442	$54,581	$512,886
(Provision for) reduction of credit losses	(26,805)	984	—	—	(2,730)	(28,551)
Noninterest income (7)	152,861	510	24,845	68,117	34,043	280,376
Noninterest expense (3)	(198,683)	(7,414)	(5,782)	(60,540)	(93,245)	(365,664)
Income (loss) before income tax expense (4)	$373,249	$6,061	$19,069	$8,019	$(7,351)	$399,047
Total average loans, amortized cost	$24,798,197	$3,085,883	$—	$—	$503,992	$28,388,072
Total average assets (5) (6) (8)	50,132,098	3,109,275	378,732	300,332	3,608,000	57,528,437
Total average deposits	47,596,868	1,491,234	—	—	626,107	49,714,209

(1)
Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within “Other Items."

(2)
The “Other Items” column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income consists primarily of interest earned from our fixed income investment portfolio, net of FTP. Noninterest income consists primarily of gains or losses on equity warrant assets, gains or losses on the sale of AFS securities and gains or losses on equity securities from exercised warrant assets. Noninterest expense consists primarily of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses.

(3)	The Global Commercial Bank segment includes direct depreciation and amortization of $5.5 million and $4.9 million for the three months ended March 31, 2020 and 2019, respectively.

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

(6)	Included in the total average assets for SVB Leerink is goodwill of $137.8 million for both the three months ended March 31, 2020 and 2019.

(7)
For the three months ended March 31, 2019, amounts of client investment fees included in the line item "Noninterest Income" previously reported as "Other Items" have been correctly allocated to our reportable segment "Global Commercial Bank" to properly reflect the source of such revenue. The correction of this immaterial error had no impact on the "Total" amount of noninterest income.

(8)
For the three months ended March 31, 2019, amounts for average assets previously reported as "Other Items" have been correctly allocated to the reportable segments "Global Commercial Bank" and “Private Bank” to properly reflect the greater of total average assets or the sum of total average liabilities and total average stockholders’ equity for “Global Commercial Bank” and “Private Bank.” The correction of this immaterial error had no impact on the "Total" amount of average assets.

15.	Off-Balance Sheet Arrangements, Guarantees and Other Commitments
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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Loan commitments available for funding: (1)
Fixed interest rate commitments	$433,254	$2,434,042
Variable interest rate commitments	21,325,138	19,309,317
Total loan commitments available for funding	21,758,392	21,743,359
Commercial and standby letters of credit (2)	2,909,918	2,778,561
Total unfunded credit commitments	$24,668,310	$24,521,920
Commitments unavailable for funding (3)	$2,312,967	$3,051,075
Allowance for unfunded credit commitments (4)	84,690	67,656

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	Our allowance for credit losses for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at March 31, 2020. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$2,701,150	$76,538	$2,777,688	$2,777,688
Performance standby letters of credit	105,359	17,406	122,765	122,765
Commercial letters of credit	9,369	96	9,465	9,465
Total	$2,815,878	$94,040	$2,909,918	$2,909,918

Deferred fees related to financial and performance standby letters of credit were $16.0 million at March 31, 2020 and $17.2 million at December 31, 2019. At March 31, 2020, collateral in the form of cash of $1.7 billion was available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which generally make investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at March 31, 2020:

(Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (3)
CP I, LP	$6,000	$270	10.7%
CP II, LP (1)	1,200	162	5.1
Capital Preferred Return Fund, LP	12,688	—	20.0
Growth Partners, LP	24,670	1,340	33.0
Strategic Investors Fund, LP	15,300	688	12.6
Strategic Investors Fund II, LP	15,000	1,050	8.6
Strategic Investors Fund III, LP	15,000	1,275	5.9
Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V funds	515	131	Various
Other venture capital and private equity fund investments (equity method accounting)	21,787	5,732	Various
Debt funds (equity method accounting)	58,493	—	Various
Other fund investments (2)	282,508	6,049	Various
Total	$465,400	$19,022

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in Strategic Investors Fund II, LP.

(2)	Represents commitments to 202 funds (primarily venture capital funds) where our ownership interest is generally less than five percent of the voting interests of each such fund.

(3)
We are subject to the Volcker Rule, which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Part 1, Item 1 of our 2019 Form 10-K.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at March 31, 2020:

(Dollars in thousands)	Unfunded Commitments
Strategic Investors Fund, LP	$376
Capital Preferred Return Fund, LP	1,532
Growth Partners, LP	2,447
Total	$4,355

16.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax and California tax returns as major tax filings. Our U.S. federal tax returns for 2016 and subsequent tax years remain open to full examination. Our California tax returns for 2016 and subsequent tax years remain open to full examination.

At March 31, 2020, our unrecognized tax benefit was $14.3 million, the recognition of which would reduce our income tax expense by $11.1 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.

We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three months ended March 31, 2020.

17.	Fair Value of Financial Instruments
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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2020
Assets:
Available-for-sale securities:
U.S. Treasury securities	$4,043,840	$—	$—	$4,043,840
U.S. agency debentures	—	101,687	—	101,687
Foreign government debt securities	22,152	—	—	22,152
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	4,943,512	—	4,943,512
Agency-issued collateralized mortgage obligations—fixed rate	—	1,465,675	—	1,465,675
Agency-issued commercial mortgage-backed securities	—	2,071,198	—	2,071,198
Total available-for-sale securities	4,065,992	8,582,072	—	12,648,064
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	257,132
Venture capital and private equity fund investments not measured at net asset value (1)	—	—	134	134
Other equity securities in public companies	14,886	12,013	—	26,899
Total non-marketable and other equity securities (fair value accounting)	14,886	12,013	134	284,165
Other assets:
Foreign exchange forward and option contracts	—	239,272	—	239,272
Equity warrant assets	—	2,852	149,858	152,710
Client interest rate derivatives	—	80,543	—	80,543
Total assets	$4,080,878	$8,916,752	$149,992	$13,404,754
Liabilities:
Foreign exchange forward and option contracts	$—	$195,891	$—	$195,891
Client interest rate derivatives	—	31,533	—	31,533
Total liabilities	$—	$227,424	$—	$227,424

(1)	Included in Level 3 assets is $120 thousand attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2019
Assets:
Available-for-sale securities:
U.S. Treasury securities	$6,894,010	$—	$—	$6,894,010
U.S. agency debentures	—	99,547	—	99,547
Foreign government debt securities	9,038	—	—	9,038
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	4,148,791	—	4,148,791
Agency-issued collateralized mortgage obligations—fixed rate	—	1,538,343	—	1,538,343
Agency-issued commercial mortgage-backed securities	—	1,325,190	—	1,325,190
Total available-for-sale securities	6,903,048	7,111,871	—	14,014,919
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	265,263
Venture capital and private equity fund investments not measured at net asset value (1)	—	—	134	134
Other equity securities in public companies	17,290	41,910	—	59,200
Total non-marketable and other equity securities (fair value accounting)	17,290	41,910	134	324,597
Other assets:
Foreign exchange forward and option contracts	—	115,854	—	115,854
Equity warrant assets	—	4,435	161,038	165,473
Interest rate swaps	—	22,676	—	22,676
Client interest rate derivatives	—	28,811	—	28,811
Total assets	$6,920,338	$7,325,557	$161,172	$14,672,330
Liabilities:
Foreign exchange forward and option contracts	$—	$98,207	$—	$98,207
Interest rate swaps	—	25,623	—	25,623
Client interest rate derivatives	—	14,154	—	14,154
Total liabilities	$—	$137,984	$—	$137,984

(1)	Included in Level 3 assets is $120 thousand attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2020 and 2019:

(Dollars in thousands)	Beginning Balance	Total Net Gains (Losses) Included in Net Income	Purchases	Sales/Exits	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Three months ended March 31, 2020
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$134	$5	$—	$(5)	$—	$—	$—	$134
Other assets:
Equity warrant assets (2)	161,038	14,601	—	(30,034)	4,519	—	(266)	149,858
Total assets	$161,172	$14,606	$—	$(30,039)	$4,519	$—	$(266)	$149,992
Three months ended March 31, 2019
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$1,079	$(47)	$—	$—	$—	$3	$—	$1,035
Other assets:
Equity warrant assets (2)	145,199	19,165	575	(12,304)	4,543	—	(429)	156,749
Total assets	$146,278	$19,118	$575	$(12,304)	$4,543	$3	$(429)	$157,784

(1)	Realized and unrealized gains (losses) are recorded in the line item “Gains on investment securities, net," a component of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net," a component of noninterest income.

The following table presents the amount of net unrealized gains and losses included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$—	$(47)
Other assets:
Equity warrant assets (2)	(4,145)	14,772
Total unrealized (losses) gains, net	$(4,145)	$14,725
Unrealized losses attributable to noncontrolling interests (1)	$—	$(39)

(1)	Unrealized gains (losses) are recorded in the line item “Gains on investment securities, net," a component of noninterest income.

(2)	Unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net," a component of noninterest income.
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at March 31, 2020 and December 31, 2019. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Input Range	Weighted Average
March 31, 2020:
Venture capital and private equity fund investments (fair value accounting)	$134	Private company equity pricing	(1)	(1)	(1)
Equity warrant assets (public portfolio)	318	Black-Scholes option pricing model	Volatility	55.9%	55.9%
			Risk-Free interest rate	0.7	0.7
			Sales restrictions discount (2)	10.0 - 20.0	14.6
Equity warrant assets (private portfolio)	149,540	Black-Scholes option pricing model	Volatility	25.6% - 55.9%	41.1
			Risk-Free interest rate	0.1 - 0.7	0.3
			Marketability discount (3)	25.0	25.0
			Remaining life assumption (4)	45.0	45.0
December 31, 2019:
Venture capital and private equity fund investments (fair value accounting)	$134	Private company equity pricing	(1)	(1)	(1)
Equity warrant assets (public portfolio)	346	Black-Scholes option pricing model	Volatility	39.2% - 54.8%	50.7%
			Risk-Free interest rate	1.9	1.9
			Sales restrictions discount (2)	10.0 - 20.0	13.6
Equity warrant assets (private portfolio)	160,692	Black-Scholes option pricing model	Volatility	23.6% - 54.8%	38.2
			Risk-Free interest rate	0.5 - 1.9	1.6
			Marketability discount (3)	17.5	17.5
			Remaining life assumption (4)	45.0	45.0

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

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on terminations and exercises. At March 31, 2020, the weighted average contractual remaining term was 6.2 years, compared to our estimated remaining life of 2.8 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three months ended March 31, 2020 and 2019, we did not have any transfers between Level 3 and Level 1. All transfers from Level 3 to Level 2 for the three months ended March 31, 2020 and 2019 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above).

Financial Instruments not Carried at Fair Value
FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at March 31, 2020 and December 31, 2019:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
March 31, 2020:
Financial assets:
Cash and cash equivalents	$9,561,448	$9,561,448	$9,561,448	$—	$—
Held-to-maturity securities	13,574,289	14,131,154	—	14,131,154	—
Non-marketable securities not measured at net asset value	190,959	190,959	—	—	190,959
Non-marketable securities measured at net asset value	224,669	224,669	—	—	—
Net commercial loans	31,837,622	32,128,958	—	—	32,128,958
Net consumer loans	3,581,500	3,614,597	—	—	3,614,597
FHLB and Federal Reserve Bank stock	116,323	116,323	—	—	116,323
Financial liabilities:
Short-term borrowings	3,138,162	3,138,162	—	3,138,162	—
Non-maturity deposits (1)	61,738,032	61,738,032	61,738,032	—	—
Time deposits	173,925	173,855	—	173,855	—
3.50% Senior Notes	348,076	363,878	—	363,878	—
Off-balance sheet financial assets:
Commitments to extend credit	—	27,162	—	—	27,162
December 31, 2019:
Financial assets:
Cash and cash equivalents	$6,781,783	$6,781,783	$6,781,783	$—	$—
Held-to-maturity securities	13,842,946	14,115,272	—	14,115,272	—
Non-marketable securities not measured at net asset value	195,405	195,405	—	—	195,405
Non-marketable securities measured at net asset value	235,351	235,351	—	—	—
Net commercial loans	29,104,532	29,615,176	—	—	29,615,176
Net consumer loans	3,755,180	3,820,804	—	—	3,820,804
FHLB and Federal Reserve Bank stock	60,258	60,258	—	—	60,258
Financial liabilities:
Short-term borrowings	17,430	17,430	—	17,430	—
Non-maturity deposits (1)	61,569,714	61,569,714	61,569,714	—	—
Time deposits	188,093	187,980	—	187,980	—
3.50% Senior Notes	347,987	366,856	—	366,856	—
Off-balance sheet financial assets:
Commitments to extend credit	—	27,197	—	—	27,197

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of March 31, 2020:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$257,132	$257,132	$9,518
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	206,495	206,495	10,675
Debt funds (2)	6,910	6,910	—
Other investments (2)	11,265	11,265	886
Total	$481,802	$481,802	$21,079

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds (consolidated VIEs) and investments in venture capital and private equity fund investments (unconsolidated VIEs). Collectively, these investments in venture capital and private equity funds are primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $63.2 million and $3.2 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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

18.	Legal Matters
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

19.	Related Parties

We have no material related party transactions requiring disclosure. In the ordinary course of business, the Bank may extend credit to related parties, including executive officers, directors, principal shareholders and their related interests. Additionally, we provide real estate secured loans to eligible employees through our EHOP. For additional details, see Note 17 — “Employee Compensation and Benefit Plans" under Part II, Item 8 of our 2019 Form 10-K.

20.	Subsequent Events
Paycheck Protection Program
In April 2020, we started accepting applications under the Paycheck Protection Program ("PPP") administered by the Small Business Association (“SBA”) under the CARES Act and began to originate loans to qualified small businesses.  Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage, rent, and utility payments. To the extent not forgiven, loans are subject to certain terms including, among others, the following: maximum two-year term; interest rate of 1.0%; six-month deferral of loan payments; and no requirement for any collateral or personal guarantees. PPP borrowers are not required to pay any fees to the government or the lender and the loans may be prepaid by the borrower at any time.
As of May 5, 2020, we have over 4,400 outstanding loans recorded in the amount of approximately $2.0 billion of PPP loans as approved by the SBA and expect to continue funding additional loans as they become approved under the program. This funded amount reflects repayments received as of such date. We expect additional repayments from PPP borrowers, particularly on or prior to May 14, 2020 (subject to any extension permitted by the SBA), in connection with their reliance on certain regulatory “safe harbors” relating to their necessity certification pursuant to SBA guidance.

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

•	Descriptions of our strategic initiatives, plans or objectives for future operations, including pending sales or acquisitions;

•	Forecasts of private equity/venture capital funding and investment levels;

•	Forecasts of future interest rates, economic performance, and income from investments;

•	Forecasts of expected levels of provisions for credit losses, nonperforming loans, loan growth and client funds;

•	The potential effects of the COVID-19 pandemic; and

•	Descriptions of assumptions underlying or relating to any of the foregoing.
You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” "could," "would," “predict,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “assume,” “seek,” “expect,” “plan,” “intend,” the negative of such words, or comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we have based these expectations on our current beliefs as well as our assumptions, and such expectations may prove to be incorrect. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements. Important factors that could cause our actual results and financial condition to differ from the expectations stated in the forward-looking statements include, among others:

•	Market and economic conditions, including the interest rate environment, and the associated impact on us;

•	The credit profile and credit quality of our loan portfolio and volatility of our levels of nonperforming assets and charge-offs;

•	The COVID-19 pandemic and its effects on the economic and business environments in which we operate;

•	The adequacy of our allowance for credit losses and the need to make provisions for credit losses for any period;

•	The borrowing needs of our clients;

•	The sufficiency of our capital and liquidity positions;

•	The levels of loans, deposits and client investment fund balances;

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

•	Other factors as discussed in “Risk Factors” under Part I, Item 1A in our 2019 Form 10-K and under Part II, Item 1A of this report.

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
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our 2019 Form 10-K.
Reclassifications
Certain prior period amounts primarily related to the adoption of ASU 2016-13, CECL, have been reclassified to conform to current period presentations.
Management’s Overview of First Quarter 2020 Performance
Our first quarter performance reflected strong balance sheet growth and business momentum particularly during the first two months of the quarter. This momentum, however, was offset by rapid economic deterioration in March 2020 due to the effects of the COVID-19 pandemic. Despite the impact of COVID-19, including a meaningful increase in our provision for credit losses and a decrease in our market-driven revenues (including gains from equity warrant assets and non-marketable securities, and investment banking revenues), the first quarter resulted in strong growth in loans and total client funds, stable net interest income and solid core fee income. As discussed further below, we are focused on supporting our employees, clients and communities during this crisis. As the broader economic picture remains uncertain, we believe our solid financial foundation of strong capital, ample liquidity and a high-quality balance sheet makes us well-positioned to continue to support and lend to our clients and manage the impact of a weaker economy while investing in our long-term growth.
Recent Developments - COVID-19
The current global health crisis created by the COVID-19 pandemic has resulted in unprecedented challenges and volatility in economic, market and business conditions. It has caused significant economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition and results of operations. We cannot predict at this time the scope and duration of the pandemic, as COVID-19 has not yet been contained, including in the United States and other international locations in which we operate. Moreover, the impact of COVID-19 on economic, market and business conditions is likely to be exacerbated if uncontained for a prolonged period of time, and even if it is contained, there may be a seasonal or other resurgence of the epidemic. While there have been various governmental and other responses to control the spread of COVID-19 and to mitigate the adverse impact of COVID-19, such as stay at home orders, economic relief for individuals and businesses, and monetary policy measures, it remains uncertain whether these actions will be successful.
The global spread of COVID-19 accelerated in March 2020 at which time it was declared a pandemic by the World Health Organization. Since then, we have been focused on our business and human response to the crisis --- managing and operating our business as seamlessly as possible, and supporting our clients, employees and communities as we weather through the crisis together.
During this volatile time, we remain focused on our capital and liquidity. We are “well-capitalized,” remaining above all applicable regulatory capital requirements. We have a liquid and high-quality balance sheet, with approximately half of our assets as of March 31, 2020 held in cash and marketable securities, primarily agency-backed mortgage securities and U.S. Treasuries. We also have access to funding sources, as necessary. Moreover, we have temporarily suspended our stock repurchase program and will reassess this decision once the economic environment is more stable. In addition, we have also elected to use a regulatory capital relief option related to the impact of COVID-19 on our CECL adoption.
Prior to the effective adoption date of CECL, federal banking regulatory agencies had provided relief for the initial capital decrease at adoption by allowing the impact to be phased-in over three years on a straight-line basis. Subsequent to the adoption of CECL, federal banking regulatory agencies provided relief to banking organizations by way of an interim final rule based on the recent disruptions in economic conditions caused by COVID-19 as well as the significant resources required to implement CECL. At the time of the adoption of CECL, we were not expecting to utilize the initial relief provided by the federal banking regulatory agencies as the initial capital decrease at adoption did not have a material impact to our capital ratios; however, the impact to our capital from subsequent increases in our allowance for credit losses related to COVID-19 economic factors is expected to increase. As a result, we have elected to use the regulatory capital phase-in under the 2020 CECL Interim Final Rule ("IFR") allowing for deferral of the full effect of the impact from the adoption of CECL on our capital levels over two years, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition, in total).
The uncertainties of the duration and severity of the effect of COVID-19 on economic, market and business conditions has made it more difficult to forecast our operating results and the macroeconomic conditions to which our business is subject. Some notable negative effects emerged late in the first quarter, as discussed in this Management Discussion and Analysis section, but any longer-term effects or trends remain subject to significant uncertainty. Moreover, we are subject to heightened business, operational (including fraud), market, credit and other risks related to the COVID-19 pandemic, which may have an adverse effect on our business, financial condition and results of operations. (See “Risk Factors” under Part II, Item 1A of this report)
We continue to serve our clients during this difficult time, while managing our credit risk. We have offered special debt relief assistance to support certain clients who are experiencing financial hardships related to the COVID-19 pandemic, including offering certain venture-backed companies, Private Bank, Wine and other clients the opportunity to temporarily defer their scheduled loan principal payments. We continue to engage with our clients to understand client needs, and we may implement additional assistance or other relief to support clients across various sectors and life stages. Additionally, we are participating as a lender under the Paycheck Protection Program (“PPP”) under the CARES Act and may participate in other government relief programs in the U.S. or internationally. These government programs are complex and our participation in any of these programs may lead to governmental, regulatory and other scrutiny, litigation, negative publicity and reputation damage for us and our customers who participate. Overall, these relief measures, whether our own programs or our participation in government programs, are new programs for us and we may not be successful in implementing or administering the programs as intended. Further, the extent to which these programs are successful in assisting our clients is uncertain. If these relief measures are not effective, there may be an adverse effect on our revenue and results of operations, including increased provisions in our allowance for credit losses, higher rates of default and increased credit losses in future periods.
We are also prioritizing the safety and well-being of our employees. In March 2020, we activated our business continuity and pandemic plans globally, moving to a work-from-home plan, prohibiting all business travel and postponing or moving online all SVB-hosted events, and enabling remote access to our systems. We have implemented various programs to provide work, life and health-related support for our employees, ranging from expanded time-off, counseling and medical benefits for employees directly impacted by COVID-19, to providing reimbursements and practical support for working from home. In addition, we are also developing a plan for employees to eventually return to work in our offices, which will be subject to a variety of complex considerations.
Moreover, consistent with our tradition of supporting and giving back to our communities, we have also committed $5.5 million to local, regional and global COVID-19 relief activities in various U.S. and international locations where we have offices. This includes corporate contributions to global, national and regional charities, direct community-based giving, and a 3:1 match for employees’ donations to relevant causes. In April 2020, we also announced our intention to donate net PPP loan origination fees received from the Small Business Administration to COVID-19 relief efforts.
Until the pandemic subsides, we expect continued draws on lines of credit; reduced revenues from our businesses; increased credit losses in our lending portfolios, in particular early-stage companies and premium wineries; and reduced activity in our noninterest income-producing lines of business. Additionally, we expect the global slowdown in IPO and M&A activity to result in decreased investment banking revenues and decreased utilization of capital call lines of credit. Even after the pandemic subsides, it is possible that the U.S. and other major economies continue to experience a prolonged recession, which we expect would materially and adversely affect our business, financial condition, liquidity, capital and results of operations.
A summary of our performance for the three months ended March 31, 2020 (compared to the three months ended March 31, 2019, where applicable) is as follows:

BALANCE SHEET	EARNINGS
Assets. $72.4 billion in average total assets (up 25.9%). $75.0 billion in period-end total assets (up 24.7%).
Loans. $33.7 billion in average total loan balances (up 18.6%). $36.0 billion in period-end total loan balances (up 24.7%).
Total Client Funds. (on-balance sheet deposits and off-balance sheet client investment funds). $165.4 billion in average total client fund balances (up 20.6%). $168.9 billion in period-end total client fund balances (up 20.2%).
AFS/HTM Fixed Income Investments. $27.1 billion in average fixed income investment securities (up 22.8%). $26.2 billion in period-end fixed income investment securities (up 20.2%).

 EPS. Earnings per diluted share of $2.55 (down 53.1%).
Net Income. Consolidated net income available to common stockholders of $132.3 million (down 54.2%).
- Net interest income of $524.1 million (up 2.2%).
- Net interest margin of 3.12% (down 69 bps).
- Noninterest income of $301.9 million (up 7.7%), non-GAAP core fee income+ of $168.5 million (up 9.2%) and non-GAAP core fee income plus investment banking revenue and commissions++ of $231.3 million (up 6.1%).
- Noninterest expense of $399.6 million (up 9.3%).

ROE. Return on average equity (annualized) (“ROE”) performance of 8.17%.
Operating Efficiency Ratio. Operating efficiency ratio of 48.37% with a non-GAAP core operating efficiency ratio of 47.71%+++.

CAPITAL	CREDIT QUALITY
Capital++++. Continued strong capital, with all capital ratios considered “well-capitalized” under banking regulations. SVB Financial and Bank capital ratios, respectively, were:
- CET 1 risk-based capital ratio of 12.35% and 10.90%.
- Tier 1 risk-based capital ratio of 13.35% and 10.90%.
- Total risk-based capital ratio of 14.45% and 12.04%.
- Tier 1 leverage ratio of 9.00% and 7.21%.

Credit Quality. Stable credit in an evolving credit environment.
- Allowance for credit losses for loans of 1.53% as a percentage of period-end total loans.
- Provision for loans of 2.78% as a percentage of period-end total loans (annualized).
- Net loan charge-offs of 0.35% as a percentage of average total loans (annualized).

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
+++ This ratio excludes certain financial line items where performance is typically subject to market or other conditions beyond our control and excludes SVB Leerink revenue and expenses. It is calculated by dividing noninterest expense after adjusting for noninterest expense attributable to SVB Leerink by total revenue after adjusting for noninterest income attributable to SVB Leerink, net gains or losses on investment securities and equity warrant assets, investment banking revenue and commissions. Additionally, noninterest expense and total revenue are adjusted for income or losses and expenses attributable to noncontrolling interests and adjustments to net interest income for a taxable equivalent basis. This is a non-GAAP financial measure. (See the non-GAAP reconciliation under "Results of Operations-Noninterest Expense").
++++ Federal banking regulatory agencies have provided relief to banking organizations by way of an interim final rule based on the recent disruptions in economic conditions caused by COVID-19 as well as the significant resources required to implement current expected credit loss("CECL"). The interim final rule provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay the estimated amount of the capital impact for two years, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition, in total). For additional details, see "Capital Resources" within "Consolidated Financial Condition" under Part 1, Item 2 of this report.

A summary of our performance for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands, except per share data, employees and ratios)	2020	2019	% Change
Income Statement:
Diluted earnings per share	$2.55	$5.44	(53.1)%
Net income available to common stockholders	132,253	288,732	(54.2)
Net interest income	524,137	512,886	2.2
Net interest margin	3.12%	3.81%	(69)	bps
Provision for credit losses	$243,480	$28,551	NM	%
Noninterest income	301,934	280,376	7.7
Noninterest expense	399,585	365,664	9.3
Non-GAAP core fee income (1)	168,458	154,243	9.2
Non-GAAP core fee income, plus investment banking revenue and commissions (1)	231,347	218,146	6.1
Non-GAAP noninterest income, net of noncontrolling interests (1)	303,788	277,128	9.6
Non-GAAP noninterest expense, net of noncontrolling interests (2)	399,445	365,285	9.4
Balance Sheet:
Average available-for-sale securities	$13,565,908	$6,870,168	97.5%
Average held-to-maturity securities	13,576,061	15,223,958	(10.8)
Average loans, amortized cost	33,660,728	28,388,072	18.6
Average noninterest-bearing demand deposits	41,335,984	38,222,687	8.1
Average interest-bearing deposits	20,472,247	11,491,522	78.2
Average total deposits	61,808,231	49,714,209	24.3
Earnings Ratios:
Return on average assets (annualized) (3)	0.73%	2.04%	(64.2)%
Return on average SVBFG stockholders’ equity (annualized) (4)	8.17	22.16	(63.1)
Asset Quality Ratios:
Allowance for credit losses for loans as a % of total period-end loans (5)	1.53%	1.03%	50	bps
Allowance for credit losses for performing loans as a % of total performing loans (5)	1.43	0.83	60
Gross loan charge-offs as a % of average total loans (annualized) (5)	0.44	0.13	31
Net loan charge-offs as a % of average total loans (annualized) (5)	0.35	0.11	24
Capital Ratios:
SVBFG CET 1 risk-based capital ratio	12.35%	12.89%	(54)	bps
SVBFG tier 1 risk-based capital ratio	13.35	13.04	31
SVBFG total risk-based capital ratio	14.45	13.94	51
SVBFG tier 1 leverage ratio	9.00	9.10	(10)
SVBFG tangible common equity to tangible assets (6)	8.70	8.59	11
SVBFG tangible common equity to risk-weighted assets (6)	13.40	12.86	54
Bank CET 1 risk-based capital ratio	10.90	12.35	(145)
Bank tier 1 risk-based capital ratio	10.90	12.35	(145)
Bank total risk-based capital ratio	12.04	13.29	(125)
Bank tier 1 leverage ratio	7.21	8.38	(117)
Bank tangible common equity to tangible assets (6)	7.63	7.99	(36)
Bank tangible common equity to risk-weighted assets (6)	11.99	12.32	(33)
Other Ratios:
Operating efficiency ratio (7)	48.37%	46.10%	4.9%
Non-GAAP core operating efficiency ratio (2)	47.71	44.71	6.7
Total costs of deposits (annualized) (8)	0.24	0.23	4.3
Book value per common share (9)	$130.02	$102.11	27.3
Other Statistics:
Average full-time equivalent employees	3,672	3,228	13.8%
Period-end full-time equivalent employees	3,710	3,250	14.2

NM-Not meaningful

(1)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and non-GAAP core fee income plus investment banking revenue and commissions.

(2)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP core operating efficiency ratio.

(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average assets.

(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average SVBFG stockholders’ equity.

(5)
For the quarter ended March 31, 2020, the ratios are calculated using the amortized cost basis for total loans as a result of the adoption of CECL. Prior period ratios were calculated using total gross loans in accordance with previous methodology.

(6)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(7)	The operating efficiency ratio is calculated by dividing total noninterest expense by total net interest income plus noninterest income.

(8)	Ratio represents annualized total cost of deposits and is calculated by dividing interest expense from deposits by average total deposits.

(9)	Book value per common share is calculated by dividing total SVBFG common stockholders’ equity by total outstanding common shares at period-end.

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
Except as set forth below, there have been no significant changes during the three months ended March 31, 2020 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2019 Form 10-K.
We disclose our method and approach for the allowance for credit losses for loans, unfunded credit commitments and HTM securities critical accounting policy in Note 1 - “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report.
Allowance for Credit Losses
We consider this accounting policy to be critical as estimation of expected credit losses involves material management estimates and is susceptible to significant changes in the near-term. Determining the allowance for credit losses for loans, unfunded credit commitments and HTM securities requires us to make forecasts that are highly uncertain and require a high degree of judgment. A committee comprised of senior management evaluates the adequacy of the allowance for credit losses for loans, which includes review of loan portfolio segmentation, quantitative models, internal and external data inputs, economic forecasts, credit risk ratings and qualitative adjustments.
Expected Credit Losses Estimate for Loans
The methodology for estimating the amount of ECL reported in the allowance for credit losses has two main components: (1) ECL assessed on a collective basis for pools of loans that share similar risk characteristics which includes a qualitative adjustment based on our assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience and (2) ECL assessed for individual loans that do not share similar risk characteristics with other loans.
We derive an estimated ECL assumption from a non-discounted cash flow approach based on our portfolio segments discussed above. This approach incorporates: (1) probability of default ("PD"), (2) loss given default ("LGD") and (3) exposure at default ("EAD"), over the estimated life of the exposure. PD and LGD assumptions are developed based on quantitative models and inherent risk of credit loss, both of which involve significant judgement. Renewals and extensions within our control are not considered in the estimated contractual term of a loan. However, we include potential extensions if management has a reasonable expectation that we will execute a TDR with the borrower. The quantitative models are based on historical credit loss experience, adjusted for probability-weighted economic scenarios. These scenarios are used to support a reasonable and supportable forecast period of three years for all portfolio segments. To the extent the remaining contractual lives of loans in the portfolio extend beyond this three-year period, we revert to historical averages gradually over the remaining contractual lives, adjusted for prepayments. The macroeconomic scenarios are reviewed on a quarterly basis.
We also apply a qualitative factor adjustment to the results obtained through our quantitative ECL models to consider relevant qualitative factors that relate to the environment in which the entity operates and are specific to the borrower. These adjustments are based upon our assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience. These risks are aggregated to become our qualitative allocation. Based on our qualitative assessment and prediction or estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period. Refer to Note 1 - “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item I of this report for a summary of the factors we consider for its qualitative adjustments as part of our estimate of the changing risks in the lending environment.
We monitor our loan pools to ensure all assets therein continue to share similar risk characteristics with other financial assets inside the pool. Changes in credit risk, borrower circumstances, or the recognition of write-offs may indicate that a loan's risk profile has changed, and the asset should be removed from its current pool. For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on the net realizable value, that is, the difference between the discounted value of the expected future cash flows and the amortized cost basis of the loan. When a loan is collateral-dependent and the repayment is expected to be provided substantially through the operation or sale of the collateral, the ECL is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral will be determined by the most recent appraisal, as adjusted to reflect a reasonable marketing period for the sale of the asset(s) and an estimate of reasonable selling expenses. Collateral-dependent loans will have independent appraisals completed and accepted at least annually.
Expected Credit Losses Estimate for Unfunded Credit Commitments
We maintain a separate allowance for credit losses for unfunded credit commitments which is included in other liabilities and the related ECL in our provision for credit losses. We estimate the amount of expected losses by using historical trends to calculate a probability of an unfunded credit commitment being funded and derive historical lifetime expected loss factors for each portfolio segment similar to our funded loan ECL. The collectively assessed ECL for unfunded credit commitments also includes the same qualitative allocations applied for our funded loan ECL. For unfunded credit commitments related to loans that do not share similar risk characteristics with other loans, where applicable, a separate estimate of ECL will be included in our total allowance for credit losses on unfunded credit commitments. Loan commitments that are determined to be unconditionally cancellable by the Bank do not require an allowance for credit losses.
Expected Credit Losses Estimate for Held-to-Maturity Investments
We measure ECL on held-to-maturity securities on a collective basis by major security type and standard credit rating. Our held-to-maturity securities portfolio, with the exception of our municipal bond portfolio, are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we do not record an ECL. The estimate of ECL on our municipal bond portfolio considers historical credit loss information and severity of loss in the event of default and leverages external data adjusted for current conditions. A reasonable and supportable forecast period of one year is applied to our municipal bond portfolio, with immediate reversion to long-term average historical loss rates when remaining contractual lives of securities exceed one year.
Recent Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is part of the FASB’s initiative to reduce cost and complexity related to accounting for income taxes.  The ASU eliminates certain exceptions to the general principles of ASC 740, Income Taxes, and simplifies income tax accounting in several areas.  The amendments are effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2020, with early adoption permitted. The ASU allows entities to adopt this provision on a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact this ASU will have on our financial position, results of operations, cash flows and disclosures.
In March 2020, the FASB issued a new Accounting Standard Update (ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting). This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. For instance, entities can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination; (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met; and (3) make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. This guidance became effective on March 12, 2020 and an entity may elect to prospectively apply each category of exemption independently, either in the interim period that includes March 12, 2020, or in a subsequent period through December 31, 2022. We have implemented a process to assess the population of contracts that will be impacted by this ASU and to evaluate expedients we will use and when we might apply them. We are currently evaluating the impact this guidance will have on our financial position, results of operations, cash flows and disclosures.
Results of Operations
Net Interest Income and Margin (Fully Taxable Equivalent Basis)
Net interest income is defined as the difference between: (i) interest earned on loans, fixed income investments in our available-for-sale and held-to-maturity securities portfolios and short-term investment securities and (ii) interest paid on funding sources. Net interest margin is defined as annualized net interest income, on a fully taxable equivalent basis, as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the federal statutory tax rate of 21.0 percent.
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

	2020 Compared to 2019
	Three months ended March 31, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$6,876	$(8,468)	$(1,592)
Fixed income investment portfolio (taxable)	25,287	2,381	27,668
Fixed income investment portfolio (non-taxable)	2,801	(412)	2,389
Loans, amortized cost	60,839	(72,414)	(11,575)
Increase (decrease) in interest income, net	95,803	(78,913)	16,890
Interest expense:
Interest bearing checking and savings accounts	—	(6)	(6)
Money market deposits	16,082	(4,900)	11,182
Money market deposits in foreign offices	10	(2)	8
Time deposits	296	103	399
Sweep deposits in foreign offices	426	(2,518)	(2,092)
Total increase (decrease) in deposits expense	16,814	(7,323)	9,491
Short-term borrowings	1,725	(1,214)	511
3.50% Senior Notes	3	—	3
5.375% Senior Notes	(4,868)	—	(4,868)
Total decrease in borrowings expense	(3,140)	(1,214)	(4,354)
Increase (decrease) in interest expense, net	13,674	(8,537)	5,137
Increase (decrease) in net interest income	$82,129	$(70,376)	$11,753
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended March 31, 2020 and 2019
Net interest income increased by $11.8 million to $527.5 million for the three months ended March 31, 2020, compared to $515.8 million for the comparable 2019 period. Overall, our net interest income increased primarily from interest from our fixed income investment securities reflective of higher average fixed income securities. This increase was partially offset by a decrease in interest income from loans, reflective of lower gross loan yields partially offset by an increase in average loan balances as well as an increase in interest paid on our interest-bearing deposits due to the increase in average interest-bearing deposits partially offset by market interest rate decreases.
The main factors affecting interest income and interest expense for the three months ended March 31, 2020, compared to the comparable 2019 period are discussed below:

•	Interest income for the three months ended March 31, 2020 increased by $16.9 million due primarily to:

◦
A $30.1 million increase in interest income from our fixed income investment securities. The increase was due primarily to the increase of $5.0 billion in average fixed income investment securities, partially offset by

◦
An $11.6 million decrease in interest income on loans to $382.6 million for the three months ended March 31, 2020, compared to $394.1 million for the comparable 2019 period. The decrease was reflective of a decrease in the overall loan yields of 106 basis points to 4.57 percent from 5.63 percent partially offset by an increase in average loan balances of $5.3 billion. Gross loan yields, excluding loan interest recoveries and loan fees, decreased 97 basis points to 4.13 percent from 5.10 percent, reflective primarily of the impact of the decreases in Federal Funds rates in the latter half of 2019 as well as March 2020, partially offset by an increase reflective of gains on the termination and net settlement of our interest rate swap cash flow hedges. Refer to Note 11 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional information regarding the termination and net settlement of our interest rate swap cash flow hedges.

•	Interest expense for the three months ended March 31, 2020 increased by $5.1 million due primarily to:

◦
A $9.5 million increase in interest expense on deposits due primarily to an increase in interest paid on our interest-bearing money market deposits due to the growth in average interest-bearing deposits of $9.0 billion partially offset by decreases in market rates, partially offset by

◦	A $4.4 million decrease in interest expense on borrowings expense due primarily to the extinguishment of our 5.375% Senior Notes in December 2019.
Net Interest Margin (Fully Taxable Equivalent Basis)
Three months ended March 31, 2020 and 2019

•
Our net interest margin decreased by 69 basis points to 3.12 percent for the three months ended March 31, 2020, compared to 3.81 percent for the comparable 2019 period. The lower margin for the three months ended March 31, 2020 was due primarily to a decrease in yields on loans reflective of the three 25 basis point Federal Funds rate decreases in the latter half of 2019 as well as the aggregate 150 basis point decrease in March 2020. The decrease in our net interest margin was partially offset by increases from balance sheet growth as well as increases from our interest rate swap cash flow hedges and effective loan floors. Average loans represented 49.4 percent of average interest earnings assets for the three months ended March 31, 2020, compared to 51.7 percent for the comparable 2019 period.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests, preferred stock, and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2020 and 2019:

Average Balances, Rates and Yields for the Three Months Ended March 31, 2020 and 2019

	Three months ended March 31,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$7,308,705	$17,624	0.97%	$4,460,378	$19,216	1.75%
Investment securities: (2)
Available-for-sale securities:
Taxable	13,565,908	77,024	2.28	6,870,168	35,422	2.09
Held-to-maturity securities:
Taxable	11,675,421	77,361	2.66	13,651,311	91,295	2.71
Non-taxable (3)	1,900,640	16,233	3.44	1,572,647	13,844	3.57
Total loans, amortized cost (4) (5)	33,660,728	382,569	4.57	28,388,072	394,144	5.63
Total interest-earning assets	68,111,402	570,811	3.37	54,942,576	553,921	4.09
Cash and due from banks	797,462			527,109
Allowance for credit losses for loans	(327,812)			(288,927)
Other assets (6)	3,826,116			2,347,679
Total assets	$72,407,168			$57,528,437
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$546,428	$108	0.08%	$545,238	$114	0.08%
Money market deposits	17,613,578	33,013	0.75	9,073,622	21,831	0.98
Money market deposits in foreign offices	266,045	24	0.04	148,342	16	0.04
Time deposits	163,343	429	1.06	50,691	30	0.24
Sweep deposits in foreign offices	1,882,853	3,824	0.82	1,673,629	5,916	1.43
Total interest-bearing deposits	20,472,247	37,398	0.73	11,491,522	27,907	0.98
Short-term borrowings	969,896	2,716	1.13	353,389	2,205	2.53
3.50% Senior Notes	348,018	3,151	3.64	347,669	3,148	3.67
5.375% Senior Notes	—	—	—	348,882	4,868	5.66
Total interest-bearing liabilities	21,790,161	43,265	0.80	12,541,462	38,128	1.23
Portion of noninterest-bearing funding sources	46,321,241			42,401,114
Total funding sources	68,111,402	43,265	0.25	54,942,576	38,128	0.28
Noninterest-bearing funding sources:
Demand deposits	41,335,984			38,222,687
Other liabilities	2,277,031			1,330,037
Preferred stock	340,169			—
SVBFG common stockholders’ equity	6,512,946			5,283,808
Noncontrolling interests	150,877			150,443
Portion used to fund interest-earning assets	(46,321,241)			(42,401,114)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$72,407,168			$57,528,437
Net interest income and margin		$527,546	3.12%		$515,793	3.81%
Total deposits	$61,808,231			$49,714,209
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(3,409)			(2,907)
Net interest income, as reported		$524,137			$512,886

(1)
Includes average interest-earning deposits in other financial institutions of $0.9 billion and $0.8 billion for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, balances also include $5.5 billion and $2.8 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $36.7 million for both the three months ended March 31, 2020 and 2019.

(6)
Average investment securities of $1.6 billion and $913 million for the three months ended March 31, 2020 and 2019, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other equity securities.

Provision for Credit Losses
The provision for credit losses is the combination of (i) the provision for loans, (ii) the provision for unfunded credit commitments and (iii) the provision for HTM securities. Our provision for credit losses equals our best estimate of probable credit losses that are inherent in the portfolios at the balance sheet date.
The following table summarizes our allowance for credit losses for loans, unfunded credit commitments and HTM securities for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars in thousands, except ratios)	2020	2019
Allowance for credit losses for loans, beginning balance	$304,924	$280,903
Day one impact of adopting ASC 326	25,464	—
Provision for loans	248,901	25,821
Gross loan charge-offs	(36,896)	(9,000)
Loan recoveries	7,755	1,425
Foreign currency translation adjustments	(1,185)	1,002
Allowance for credit losses for loans, ending balance	$548,963	$300,151
Allowance for credit losses for unfunded credit commitments, beginning balance	67,656	55,183
Day one impact of adopting ASC 326	22,826	—
(Reduction of) provision for unfunded credit commitments	(5,477)	2,730
Foreign currency translation adjustments	(315)	57
Allowance for credit losses for unfunded credit commitments, ending balance (1)	$84,690	$57,970
Allowance for credit losses for HTM securities, beginning balance	—	—
Day one impact of adopting ASC 326	174	—
Provision for HTM securities	56	—
Allowance for credit losses for HTM securities, ending balance (2)	$230	$—
Ratios and other information:
Provision for loans as a percentage of period-end total loans (annualized) (3)	2.78%	0.36%
Allowance for credit losses for loans as a percentage of period-end total loans (3)	1.53	1.03
Provision for credit losses	$243,480	$28,551
Period-end total loans (3)	35,968,085	29,020,519
Average total loans (3)	33,660,728	28,555,655

(1)	The “allowance for credit losses for unfunded credit commitments” is included as a component of “Other liabilities” on our consolidated balance sheets.

(2)	The "allowance for credit losses for HTM securities" is included as a component of HTM securities and presented net in our consolidated financial statements.

(3)
For the three months ended March 31, 2020, loan amounts are disclosed, and ratios are calculated, using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed, and ratios are calculated, using the gross basis.

Three months ended March 31, 2020 and 2019
Our provision for credit losses was $243.5 million for the three months ended March 31, 2020, consisting of a provision for loans of $248.9 million, a reduction of our expected credit losses for unfunded credit commitments of $5.5 million and a $0.1 million provision for our HTM securities. Our provision for credit losses was $28.6 million for the three months ended March 31, 2019, consisting of a provision for loans of $25.8 million and a provision for unfunded credit commitments of $2.7 million.
The provision for credit losses for loans of $248.9 million was driven primarily by $190.7 million in additional reserves for our performing loans based on our forecast models of the current economic environment, including the impact of the COVID-19 pandemic, as well as changes in loan composition within our portfolio segments, $40.9 million in additional reserves for period-end loan growth, $13.1 million for charge-offs not specifically reserved for at December 31, 2019 and $10.7 million in net new nonaccrual loans, partially offset by $7.8 million of recoveries.

A reduction of our expected credit losses for unfunded credit commitments of $5.5 million was driven primarily by a decrease in the expected future commitments for milestone tranches, which are tied to company performance or additional funding rounds, based on our forecast models of the current economic environment, including the impact of the COVID-19 pandemic.
The provision for loans of $25.8 million for the three months ended March 31, 2019 reflects primarily an increase of $27.4 million in net new specific reserves for nonaccrual loans, $4.1 million in additional reserves for period-end loan growth and $4.9 million for charge-offs not specifically reserved for, partially offset by a decrease of $8.2 million for our performing loans reserve.
The provision for unfunded credit commitments of $2.7 million was driven primarily by growth in unfunded credit commitments of $1.4 billion for three months ended March 31, 2019.
Gross loan charge-offs were $36.9 million for the first quarter of 2020, of which $13.1 million was not specifically reserved for at December 31, 2019. Gross loan charge-offs were primarily driven by a $33.4 million charge-off for our investor dependent clients with one $10.7 million charge-off related to a later-stage life sciences/healthcare client. The remaining charge-offs came primarily from our Sponsor Led Buyout risk-based segment.
Gross loan charge-offs were $9.0 million for the three months ended March 31, 2019, of which $4.9 million was not specifically reserved for at December 31, 2018. Gross loan charge-offs were primarily due to $8.3 million from our software/internet loan portfolio driven by three mid-stage clients and one early-stage client.
See “Consolidated Financial Condition—Credit Quality and Allowance for Credit Losses for Loans and for Unfunded Credit Commitments” below and Note 7 — “Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for credit losses for loans and unfunded credit commitments.
Noninterest Income
For the three months ended March 31, 2020, noninterest income was $301.9 million compared to $280.4 million for the comparable 2019 period. For the three months ended March 31, 2020, non-GAAP noninterest income, net of noncontrolling interests was $303.8 million compared to $277.1 million for the comparable 2019 period. For the three months ended March 31, 2020, non-GAAP core fee income plus investment banking revenue and commissions was $231.3 million compared to $218.1 million for the comparable 2019 period. For the three months ended March 31, 2020, non-GAAP core fee income was $168.5 million and compared to $154.2 million for the comparable 2019 period. (See reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures”.)
Use of Non-GAAP Financial Measures
To supplement our unaudited interim consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance (including, but not limited to, non-GAAP core fee income, non-GAAP core fee income plus investment banking revenue and commissions, non-GAAP noninterest income, and non-GAAP net gains on investment securities). These supplemental performance measures may vary from, and may not be comparable to, similarly titled measures by other companies in our industry. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.
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
Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and SVB Leerink, the entire income or loss from funds consolidated in accordance with ASC Topic 810 as discussed in Note 1 — “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report. We are required under GAAP to consolidate 100% of the results of these entities, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income. Where applicable, the tables below for noninterest income and net gains on investment securities exclude noncontrolling interests.
Core fee income is a non-GAAP financial measure, which represents GAAP noninterest income, but excludes (i) certain line items where performance is typically subject to market or other conditions beyond our control, primarily our net gains (losses)

on investment securities and equity warrant assets, (ii) our investment banking revenue and commissions, and (iii) other noninterest income. Core fee income includes client investment fees, foreign exchange fees, credit card fees, deposit service charges, lending related fees and letters of credit and standby letters of credit fees.
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
The following table provides a reconciliation of GAAP noninterest income to non-GAAP noninterest income, net of noncontrolling interests, for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
GAAP noninterest income	$301,934	$280,376	7.7%
Less: (loss) income attributable to noncontrolling interests, including carried interest allocation	(1,854)	3,248	(157.1)
Non-GAAP noninterest income, net of noncontrolling interests	$303,788	$277,128	9.6
The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
GAAP noninterest income	$301,934	$280,376	7.7%
Less: gains on investment securities, net	46,055	29,028	58.7
Less: gains on equity warrant assets, net	13,395	21,305	(37.1)
Less: other noninterest income	11,137	11,897	(6.4)
Non-GAAP core fee income plus investment banking revenue and commissions (1)	$231,347	$218,146	6.1
Less: investment banking revenue	46,867	49,795	(5.9)
Less: commissions	16,022	14,108	13.6
Non-GAAP core fee income (2)	$168,458	$154,243	9.2

(1)
Non-GAAP core fee income plus investment banking revenue and commissions represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control, and other noninterest income. Core fee income plus investment banking revenue and commissions is Non-GAAP core fee income (as defined in the subsequent footnote) with the addition of investment banking revenue and commissions.

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
Three months ended March 31, 2020 and 2019
For the three months ended March 31, 2020, we had net gains on investment securities of $46.1 million, compared to $29.0 million for the comparable 2019 period. Non-GAAP net gains on investment securities, net of noncontrolling interests, were $47.6 million for the three months ended March 31, 2020, compared to non-GAAP net gains, net of controlling interest of $25.6 million for the comparable 2019 period.
Non-GAAP net gains on investment securities, net of noncontrolling interests, of $47.6 million for the three months ended March 31, 2020 were driven by the following:

•	Gains of $61.2 million from our AFS debt securities portfolio, resulting from the sale of $2.6 billion of U.S. Treasury securities during the quarter, offset by

•	Losses of $4.2 million from our public equity securities investments, primarily driven by unrealized losses due to decreases in the value of public equity securities held, and

•
Losses of $7.5 million from our SVB Capital managed funds and strategic direct investments (comprised of our managed funds of funds, managed direct venture funds, debt funds and strategic and other investments components below) primarily driven by a downward valuation adjustment of $17.1 million for illiquid investments held in the private managed funds and companies of our portfolios due to the current market volatility. The downward valuation adjustment was offset by unrealized net valuation increases from private company investments held in these portfolios.

Notwithstanding the gains from our sale of U.S. Treasury securities in our AFS debt securities portfolio, our total gains on investment securities for the remaining portfolio were negatively impacted by COVID-19 market conditions towards the end of the first quarter of 2020. We expect continued pressure on our investment securities in 2020 as we anticipate public markets to continue to fluctuate, as well as a slowdown in IPO, M&A and other private market activities, due to the COVID-19 pandemic.

The following tables provide a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three months ended March 31, 2020 and 2019:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Public Equity Securities	Debt Funds	Sales of AFS Securities	Strategic and Other Investments	SVB Leerink	Total
Three months ended March 31, 2020
Total gains (losses) on investment securities, net	$(2,464)	$(2,272)	$(4,206)	$(362)	$61,165	$(4,017)	$(1,789)	$46,055
Less: (loss) income attributable to noncontrolling interests, including carried interest allocation	(306)	(1,327)	—	—	—	—	98	(1,535)
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$(2,158)	$(945)	$(4,206)	$(362)	$61,165	$(4,017)	$(1,887)	$47,590

Three months ended March 31, 2019
Total gains (losses) on investment securities, net	$6,229	$(634)	$9,636	$—	$(3,630)	$15,002	$2,425	$29,028
Less: income (loss) attributable to noncontrolling interests, including carried interest allocation	3,745	(309)	—	—	—	—	—	$3,436
Non-GAAP net gains (loss) on investment securities, net of noncontrolling interests	$2,484	$(325)	$9,636	$—	$(3,630)	$15,002	$2,425	$25,592

Gains on Equity Warrant Assets, Net
Three months ended March 31, 2020 and 2019
Net gains on equity warrant assets were $13.4 million for the three months ended March 31, 2020, compared to net gains of $21.3 million for the comparable 2019 period. Net gains on equity warrant assets for the three months ended March 31, 2020 consisted of:

•	Net gains of $19.2 million from the exercise of equity warrant assets, partially offset by

•
Net losses of $5.5 million from warrant valuations in our private company warrant portfolio consisting of an overall downward valuation adjustment of $8.2 million due to the current market volatility, partially offset by net valuation increases.

Our equity warrant assets were also negatively impacted by COVID-19 market conditions towards the end of the first quarter of 2020. We expect continued pressure on our equity warrant asset valuations and warrant activities in 2020 as we anticipate a slowdown in IPO, M&A and other private market activities due to the COVID-19 pandemic.

A summary of gains on equity warrant assets, net, for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
Equity warrant assets (1):
Gains on exercises, net	$19,193	$5,482	NM
Terminations	(326)	(415)	(21.4)%
Changes in fair value, net	(5,472)	16,238	(133.7)
Total gains on equity warrant assets, net	$13,395	$21,305	(37.1)

NM—Not meaningful

(1)
At March 31, 2020, we held warrants in 2,342 companies, compared to 2,149 companies at March 31, 2019. The total fair value of our warrant portfolio was $152.7 million at March 31, 2020 and $162.2 million at March 31, 2019. Warrants in 19 companies each had fair values greater than $1.0 million and collectively represented $46.7 million, or 30.6 percent, of the fair value of the total warrant portfolio at March 31, 2020. Warrants in 26 companies each had fair values greater than $1.0 million and collectively represented $56.8 million, or 35.0 percent, of the fair value of the total warrant portfolio at March 31, 2019.

Non-GAAP Core Fee Income

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
Non-GAAP core fee income (1):
Client investment fees	$43,393	$44,482	(2.4)%
Foreign exchange fees	47,505	38,048	24.9
Credit card fees	28,304	27,483	3.0
Deposit service charges	24,589	20,939	17.4
Lending related fees	13,125	13,937	(5.8)
Letters of credit and standby letters of credit fees	11,542	9,354	23.4
Total non-GAAP core fee income (1)	$168,458	$154,243	9.2
Investment banking revenue	46,867	49,795	(5.9)
Commissions	16,022	14,108	13.6
Total non-GAAP core fee income plus investment banking revenue and commissions (2)	$231,347	$218,146	6.1

(1)
This non-GAAP measure represents noninterest income, but excludes (i) certain line items where performance is typically subject to market or other conditions beyond our control, (ii) our investment banking revenue and commissions and (iii) other noninterest income. See “Use of Non-GAAP Measures” above.

(2)
Non-GAAP core fee income plus investment banking revenue and commissions represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control and other noninterest income. See “Use of Non-GAAP Measures” above.

Client Investment Fees
Client investment fees were $43.4 million for the three months ended March 31, 2020, compared to $44.5 million for the comparable 2019 period. The decrease was reflective of lower spreads due to decreases in the Federal Funds interest rates, offset by growth in average off-balance sheet client investment funds of $16.2 billion from March 31, 2019. Given our expectations of a continued low rate environment, we generally expect client investment fees in 2020 to be lower than 2019. A summary of client investment fees by instrument type for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
Client investment fees by type:
Sweep money market fees	$23,049	$26,544	(13.2)%
Asset management fees	9,137	6,671	37.0
Repurchase agreement fees	11,207	11,267	(0.5)
Total client investment fees	$43,393	$44,482	(2.4)
The following table summarizes average client investment funds for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars in millions)	2020	2019	% Change
Sweep money market funds	$43,045	$39,805	8.1%
Client investment assets under management (1)	50,746	39,247	29.3
Repurchase agreements	9,799	8,362	17.2
Total average client investment funds (2)	$103,590	$87,414	18.5

(1)	These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(2)	Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at March 31, 2020 and December 31, 2019:

(Dollars in millions)	March 31, 2020	December 31, 2019	% Change
Sweep money market funds	$44,833	$43,226	3.7%
Client investment assets under management (1)	51,020	46,904	8.8
Repurchase agreements	11,099	9,062	22.5
Total period-end client investment funds (2)	$106,952	$99,192	7.8

(1)	These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(2)	Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
Foreign Exchange Fees
Foreign exchange fees were $47.5 million for the three months ended March 31, 2020, compared to $38.0 million for the comparable 2019 period. The increase in foreign exchange fees was driven primarily by increases in spot contract commissions driven by increased volume of trades for the three months ended March 31, 2020 compared to the 2019 period. The volume of trades for spot contracts increased 16.0 percent for the three months ended March 31, 2020, compared to the comparable 2019 period reflective primarily of our global expansion initiative and increased client engagement efforts. Despite a strong first quarter 2020 for foreign exchange fees, we expect foreign exchange activity to subside in 2020 given a general slowdown in business activity. A summary of foreign exchange fee income by instrument type for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
Foreign exchange fees by instrument type:
Spot contract commissions	$40,934	$35,029	16.9%
Forward contract commissions	6,339	2,995	111.7
Option premium fees	232	24	NM
Total foreign exchange fees	$47,505	$38,048	24.9

NM—Not meaningful
Credit Card Fees
Credit card fees were $28.3 million for the three months ended March 31, 2020, compared to $27.5 million for the comparable 2019 period. The increase was primarily due to higher net interchange fees during the first two months of 2020, offset by a decrease in March 2020 from lower transactions reflective of interrupted normal business activity from the COVID-19 pandemic. Given the general slowdown in business activities due to the COVID-19 pandemic which impacts card activities, we expect credit card fees in 2020 to be lower than 2019 in anticipation of reduced transaction volume. A summary of credit card fees by instrument type for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
Credit card fees by instrument type:
Card interchange fees, net	$21,775	$21,393	1.8%
Merchant service fees	5,027	4,534	10.9
Card service fees	1,502	1,556	(3.5)
Total credit card fees	$28,304	$27,483	3.0

Deposit Service Charges
Deposit service charges were $24.6 million for the three months ended March 31, 2020, compared to $20.9 million for the comparable 2019 period. The increase was reflective of higher deposit client counts as well as higher volumes of our transaction-based fee products during the three months ended March 31, 2020. We generally expect deposit service charges to be lower in 2020 than 2019 due to lower volumes of transaction-based fee products and higher earnings credit rates.
Lending Related Fees
Lending related fees were $13.1 million for the three months ended March 31, 2020, compared to $13.9 million for the comparable 2019 period. The decrease was reflective of a decrease in unused commitment fees, reflective of increased utilization of unfunded credit commitments, partially offset by an increase in loan servicing fees. A summary of lending related fees by type for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
Lending related fees by instrument type:
Unused commitment fees	$8,406	$9,670	(13.1)%
Other	4,719	4,267	10.6
Total lending related fees	$13,125	$13,937	(5.8)
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees were $11.5 million for the three months ended March 31, 2020, compared to $9.4 million for the comparable 2019 period. The increase was primarily driven by an increase in deferred fee income reflective of larger letter of credit issuances. We generally expect lower fees in 2020 due to reduced international trade activities.
Investment Banking Revenue
Investment banking revenue was $46.9 million for the three months ended March 31, 2020, compared to $49.8 million for the comparable 2019 period. The decrease is primarily attributable to lower levels of exit activity in the life science/healthcare IPO market which began to decline significantly starting in March of 2020 due to the COVID-19 pandemic. We generally expect investment banking revenues to be lower in 2020 than 2019 due to a slowdown in IPO and M&A activities due to COVID-19 market conditions. A summary of investment banking revenue by type for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
Investment banking revenue:
Underwriting fees	$31,290	$35,772	(12.5)%
Advisory fees	15,487	12,273	26.2
Private placements and other	90	1,750	(94.9)
Total investment banking revenue	$46,867	$49,795	(5.9)
Commissions
Commissions for the three months ended March 31, 2020 were $16.0 million, compared to $14.1 million for the comparable 2019 period. The increase was driven by client trading activity, consistent with market volumes. Commissions include commissions received from clients for the execution of agency-based brokerage transactions in listed and over-the-counter equities. As a result of volatility in market conditions due to the effects of COVID-19, sales and trading activities and underlying commissions may be positively impacted in 2020.

Noninterest Expense
A summary of noninterest expense for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
Compensation and benefits	$255,586	$238,061	7.4%
Professional services	38,705	36,986	4.6
Premises and equipment	26,940	21,700	24.1
Net occupancy	18,346	16,048	14.3
Business development and travel	14,071	15,354	(8.4)
FDIC and state assessments	5,234	3,979	31.5
Other	40,703	33,536	21.4
Total noninterest expense	$399,585	$365,664	9.3
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

The table below provides a summary of non-GAAP noninterest expense and non-GAAP core operating efficiency ratio for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
Non-GAAP core operating efficiency ratio (Dollars in thousands, except ratios)	2020	2019	% Change
GAAP noninterest expense	$399,585	$365,664	9.3%
Less: expense attributable to noncontrolling interests	140	379	(63.1)
Non-GAAP noninterest expense, net of noncontrolling interests	399,445	365,285	9.4
Less: expense attributable to SVB Leerink	62,037	60,540	2.5
Non-GAAP noninterest expense, net of noncontrolling interests and SVB Leerink	$337,408	$304,745	10.7

GAAP net interest income	$524,137	$512,886	2.2
Adjustments for taxable equivalent basis	3,409	2,907	17.3
Non-GAAP taxable equivalent net interest income	527,546	515,793	2.3
Less: income attributable to noncontrolling interests	21	11	90.9
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	527,525	515,782	2.3
Less: net interest income attributable to SVB Leerink	201	442	(54.5)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests and SVB Leerink	$527,324	$515,340	2.3

GAAP noninterest income	$301,934	$280,376	7.7
Less: (loss) income attributable to noncontrolling interests, including carried interest allocation	(1,854)	3,248	(157.1)
Non-GAAP noninterest income, net of noncontrolling interests	303,788	277,128	9.6
Less: non-GAAP net gains on investment securities, net of noncontrolling interests	47,590	25,592	86.0
Less: net gains on equity warrant assets	13,395	21,305	(37.1)
Less: investment banking revenue	46,867	49,795	(5.9)
Less: commissions	16,022	14,108	13.6
Non-GAAP noninterest income, net of noncontrolling interests and net of net gains on investment securities, net gains on equity warrant assets, investment banking revenue and commissions	$179,914	$166,328	8.2

GAAP total revenue	$826,071	$793,262	4.1
Non-GAAP taxable equivalent revenue, net of noncontrolling interests and SVB Leerink, net gains on investment securities, net gains on equity warrant assets, investment banking revenue and commissions	$707,238	$681,668	3.8

Operating efficiency ratio	48.37%	46.10%	4.9
Non-GAAP core operating efficiency ratio (1)	47.71	44.71	6.7

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

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars in thousands, except employees)	2020	2019	% Change
Compensation and benefits:
Salaries and wages	$115,614	$101,200	14.2%
Incentive compensation plans	66,674	69,389	(3.9)
Other employee incentives and benefits (1)	73,298	67,472	8.6
Total compensation and benefits	$255,586	$238,061	7.4
Period-end full-time equivalent employees	3,710	3,250	14.2
Average full-time equivalent employees	3,672	3,228	13.8

(1)
Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), ESOP, warrant incentive and retention plans, agency fees and other employee-related expenses.

Compensation and benefits expense was $255.6 million for the three months ended March 31, 2020, compared to $238.1 million for the comparable 2019 period. The key changes in factors affecting compensation and benefits expense were as follows:

•	An increase of $14.4 million in salaries and wages reflective primarily due to the increase in the number of average FTE by 444 to 3,672 for the first quarter of 2020, as well as annual pay raises,

•
A decrease of $2.7 million in incentive compensation plans expense due to the decrease in our incentive accruals as a result of our revised 2020 full-year projected financial performance attributable to the projected financial impact of the COVID-19 pandemic, and

•
An increase of $5.8 million in other employee incentives and benefits primarily driven by additional 401(k) matching contributions as a result of the 2019 annual incentive compensation plan payments and an increase in employer payroll taxes reflective of our increased headcount since the first quarter of 2019.

Our variable compensation plans consist primarily of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, Deferred Compensation Plan, 401(k) and ESOP Plan, SVB Leerink Incentive Compensation Plan and SVB Leerink Retention Award (see descriptions in our 2019 Form 10-K). Total costs incurred under these plans were $85.2 million for the three months ended March 31, 2020 compared to $87.7 million for the comparable 2019 period. These amounts are included in total compensation and benefits expense discussed above.
In light of the expected slowdown in business activity in 2020 due to COVID-19, we anticipate lower incentive compensation expenses in 2020, compared to 2019.
Professional Services
Professional services expense was $38.7 million for the three months ended March 31, 2020, compared to $37.0 million for the comparable 2019 period. The increase was primarily related to our continued effort towards investments in our infrastructure, initiatives, and operating projects to support our presence both domestically and globally. In light of the expected slowdown in business activity in 2020 due to COVID-19, we anticipate lower professional services expense in 2020, compared to 2019.
Premises and Equipment
Premises and equipment expense was $26.9 million for the three months ended March 31, 2020, compared to $21.7 million for the comparable 2019 period. The increase related to investments in projects, systems and technology to support our revenue growth and related initiatives as well as other operating costs since the first quarter of 2019.
Net Occupancy
Net occupancy expense was $18.3 million for the three months ended March 31, 2020, compared to $16.0 million for the comparable 2019 period. The increase was primarily due to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices to support our growth.

Business Development and Travel
Business development and travel expense was $14.1 million for the three months ended March 31, 2020, compared to $15.4 million for the comparable 2019 period. The decrease was primarily due to the impact of COVID-19 on the global economy and our restrictions placed on domestic and international travel beginning March 2020. In light of the economic impact of COVID-19 and the continuing travel restrictions, we expect our business development and travel expense to be lower in 2020 than 2019.
FDIC and State Assessments
FDIC and state assessments expense was $5.2 million for the three months ended March 31, 2020, compared to $4.0 million for the comparable 2019 period. The increase was due primarily to the increase in our average assets.
Other Noninterest Expense
Total other noninterest expense was $40.7 million for the three months ended March 31, 2020, compared to $33.5 million for the comparable 2019 period. The $7.2 million increase was primarily attributable to higher credit card processing and merchant service card expenses of $3.9 million as well as higher charitable donations of $2.6 million primarily to aid in COVID-19 relief efforts. A summary of other noninterest expense for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
Lending and other client related processing costs	$9,158	$5,177	76.9%
Correspondent bank fees	3,986	3,744	6.5
Investment banking activities	3,030	4,185	(27.6)
Trade order execution costs	2,745	2,516	9.1
Data processing services	3,454	2,899	19.1
Telephone	2,227	2,741	(18.8)
Dues and publications	1,130	1,524	(25.9)
Postage and supplies	856	770	11.2
Other	14,117	9,980	41.5
Total other noninterest expense	$40,703	$33,536	21.4

Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “net income attributable to noncontrolling interests” on our statements of income.
In the table below, noninterest income consists primarily of net investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the managed funds’ general partners. A summary of net income attributable to noncontrolling interests for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
Net interest income (1)	$(21)	$(11)	90.9%
Noninterest losses (income) (1)	2,491	(2,270)	NM
Noninterest expense (1)	140	379	(63.1)
Carried interest allocation (2)	(637)	(978)	(34.9)
Net losses (income) attributable to noncontrolling interests	$1,973	$(2,880)	(168.5)

NM	Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income or loss and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.

Three months ended March 31, 2020 and 2019
Net losses attributable to noncontrolling interests was $2.0 million for the three months ended March 31, 2020, compared to net income of $2.9 million for the comparable 2019 period. Net losses attributable to noncontrolling interests of $2.0 million for the three months ended March 31, 2020 was primarily driven by a $7.2 million downward valuation adjustment for illiquid investments held in the private managed funds and companies of our portfolios due to the current market volatility. The downward valuation adjustment was offset by unrealized net valuation increases in the private company investments held in these portfolios. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net”.
Income Taxes
Our effective income tax expense rate was 26.7 percent for the three months ended March 31, 2020, compared to 27.1 percent for the comparable 2019 period. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
The reduction in the effective tax rate for the three months ended March 31, 2020 was due primarily to an increase in tax-exempt interest and net tax benefits from our qualified affordable housing projects portfolio, partially offset by increases to unfavorable permanent items due to our lower pre-tax net income period over period.
Operating Segment Results
We have four segments for which we report our financial information: Global Commercial Bank, SVB Private Bank, SVB Capital and SVB Leerink.
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 14 — “Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.
The following is our reportable segment information for the three months ended March 31, 2020 and 2019:
Global Commercial Bank

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
Net interest income	$463,835	$445,876	4.0%
Provision for credit losses	(194,411)	(26,805)	NM
Noninterest income	166,834	152,861	9.1
Noninterest expense	(224,855)	(198,683)	13.2
Income before income tax expense	$211,403	$373,249	(43.4)
Total average loans, amortized cost	$29,137,484	$24,798,197	17.5
Total average assets	61,813,129	50,132,098	23.3
Total average deposits	59,217,433	47,596,868	24.4

NM—Not meaningful

Three months ended March 31, 2020 and 2019
Income before income tax expense from our Global Commercial Bank (“GCB”) decreased to $211.4 million for the three months ended March 31, 2020, compared to $373.2 million for the comparable 2019 period. The key components of GCB's performance for the three months ended March 31, 2020 compared to the comparable 2019 period are discussed below.
Net interest income from GCB increased by $18.0 million for the three months ended March 31, 2020, due primarily to an increase in loan interest income resulting mainly from higher average loan balances.

GCB had a provision for credit losses of $194.4 million for the three months ended March 31, 2020, compared to $26.8 million for the comparable 2019 period. The provision of $194.4 million for the three months ended March 31, 2020 was driven primarily by $140.4 million in additional reserves for our performing loans based on our forecast models of the current economic environment, including the impact of the COVID-19 pandemic, as well as changes in loan composition within our portfolio segments, $40.9 million in additional reserves for period-end loan growth, $13.1 million for charge-offs not specifically reserved for at December 31, 2019 and $10.7 million in net new nonaccrual loans, partially offset by $7.8 million of recoveries.
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
Noninterest income increased by $14.0 million for the three months ended March 31, 2020 related primarily to an overall increase in our non-GAAP core fee income (higher foreign exchange fees, deposit service charges and credit card fees). These increases were due primarily to the continued growth of our client base and work with larger global companies reflective of investments in our platform, capabilities and global reach.
Noninterest expense increased by $26.2 million for the three months ended March 31, 2020, due primarily to compensation and benefits expense, other noninterest expense and professional services expense. Compensation and benefits expense increased $17.0 million as a result of higher salaries and wages expenses and higher other employee compensation and benefits, partially offset by a decrease in incentive compensation expense. The increase in GCB salaries and wages was due primarily to an increase in the average number of FTEs at GCB, which increased by 439 to 2,692 FTEs for the three months ended March 31, 2020, compared to 2,252 FTEs for the comparable 2019 period. Other noninterest expense increased $5.3 million due primarily to an increase in credit card processing and merchant services card expenses. Professional services expense increased $3.4 million as a result of increased consulting fees associated with increased project spend to support our global digital banking, and continued global infrastructure, initiatives.
SVB Private Bank

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
Net interest income	$15,164	$11,981	26.6%
(Provision for) reduction of credit losses	(54,490)	984	NM
Noninterest income	900	510	76.5
Noninterest expense	(10,090)	(7,414)	36.1
(Loss) income before income tax expense	$(48,516)	$6,061	NM
Total average loans, amortized cost	$3,857,478	$3,085,883	25.0
Total average assets	3,892,400	3,109,275	25.2
Total average deposits	1,922,663	1,491,234	28.9

NM—Not meaningful

Three months ended March 31, 2020 and 2019
Net interest income from our SVB Private Bank increased by $3.2 million for the three months ended March 31, 2020, due primarily to the increase in average loans for the three months ended March 31, 2020 as compared to the 2019 comparable period.
The provision for credit losses increased by $55.5 million for the three months ended March 31, 2020, due primarily to the adoption of CECL during the first quarter of 2020 attributable primarily to a $50.3 million increase in additional reserves for our performing loans. The increase for our performing loans is reflective of the increases in reserves required for longer duration mortgage loans as well as the additional reserves for our performing loans based on our forecast models of the current economic environment, including the impact of the COVID-19 pandemic.
Noninterest expense increased by $2.7 million for the three months ended March 31, 2020, due primarily to compensation and benefits expense. Compensation and benefits expense increased primarily as a result of the increase in average FTE which increased by 40 to 130 FTEs for the three months ended March 31, 2020, compared to 91 FTEs for the comparable 2019 period.

SVB Capital

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
Net interest income	$21	$6	NM
Noninterest income	4,918	24,845	(80.2)
Noninterest expense	(8,585)	(5,782)	48.5
(Loss) income before income tax expense	$(3,646)	$19,069	(119.1)
Total average assets	$447,201	$378,732	18.1

NM—Not meaningful

 SVB Capital’s components of noninterest income primarily include net gains and losses on non-marketable and other equity securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.
We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ underlying investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results to differ from period to period. The performance of these securities has been, and may further be, impacted by the effects of the COVID-19 pandemic.
Three months ended March 31, 2020 and 2019
SVB Capital had noninterest income of $4.9 million for the three months ended March 31, 2020, compared to $24.8 million for the comparable 2019 period. The decrease in noninterest income was due primarily to the recording of net losses on investment securities for the three months ended March 31, 2020, compared to net gains for the comparable 2019 period. SVB Capital’s components of noninterest income primarily include the following:

•
Net losses on investment securities of $5.9 million for the three months ended March 31, 2020, compared to net gains of $15.9 million for the comparable 2019 period. The net losses on investment securities of $5.9 million were primarily driven by a downward valuation adjustment for illiquid investments held in the private managed funds and companies of our portfolios due to the current market volatility. The downward valuation adjustment was offset by unrealized net valuation increases from private company investments held in our strategic venture capital funds as well as in our managed funds of funds portfolio, and

•	Fund management and lending related fees of $10.0 million for the three months ended March 31, 2020, compared to $8.8 million for the comparable 2019 period.
SVB Capital had noninterest expense of $8.6 million for the three months ended March 31, 2020, compared to $5.8 million for the comparable 2019 period. The $2.8 million increase in noninterest expense was due primarily to an increase of $0.8 million in compensation and benefits reflective of an increase in average FTE and merit increases and $0.7 million increases in both professional services expense and business development and travel expense.
SVB Leerink

	Three months ended March 31,
(Dollars in thousands)	2020	2019	% Change
Net interest income	$201	$442	(54.5)%
Noninterest income	62,677	68,117	(8.0)
Noninterest expense	(62,037)	(60,540)	2.5
Income before income tax expense	$841	$8,019	(89.5)
Total average assets	$483,648	$300,332	61.0

SVB Leerink’s components of noninterest income primarily include investment banking revenue, commissions and net gains and losses on non-marketable and other equity securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.
Three months ended March 31, 2020 and 2019
SVB Leerink had noninterest income of $62.7 million for the three months ended March 31, 2020 compared to $68.1 million for the comparable 2019 period. The $5.4 million decrease in noninterest income was primarily driven by the following:

•
A $4.3 million decrease in gains on investment securities reflective of net losses on investment securities for the three months ended March 31, 2020, compared to net gains for the comparable 2019 period, driven by the COVID-19 market conditions towards the end of the first quarter of 2020, and

•	A $2.9 million decrease in investment banking revenues reflective of a decrease in investment banking deals due to the impact of COVID-19 on the market, partially offset by

•
A $1.9 million increase in commissions due primarily to an increase in exchanges and trading volumes in derivatives and convertible securities driven by market volatility due to the impact of COVID-19.

SVB Leerink had noninterest expense of $62.0 million for the three months ended March 31, 2020 compared to $60.5 million for the comparable 2019 period. The $1.5 million increase in noninterest expense was primarily driven by an increase of $3.6 million in compensation and benefit expense due to an increase in salaries and wages reflective of merit increases as well as an increase in share-based compensation, partially offset by a $2.6 million decrease in other noninterest expense driven primarily by a decrease in incentive compensation expense.
Consolidated Financial Condition
Our total assets, and total liabilities and stockholders' equity, were $75.0 billion at March 31, 2020 compared to $71.0 billion at December 31, 2019, an increase of $6.0 billion, or 5.6 percent. Refer below to a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $9.6 billion at March 31, 2020, an increase of $2.8 billion, or 41.0 percent, compared to $6.8 billion at December 31, 2019. In response to the COVID-19 crisis during the first quarter, we prudently raised our cash target level to be between $7.0 billion to $9.0 billion. As of March 31, 2020, $7.2 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $1.4 billion. As of December 31, 2019, $3.7 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $2.1 billion.

Investment Securities
Investment securities totaled $27.4 billion at March 31, 2020, a decrease of $1.7 billion, or 5.7 percent, compared to $29.1 billion at December 31, 2019. Our investment securities portfolio is comprised of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest earning fixed income investment securities; and (ii) a non-marketable and other equity securities portfolio, which represents primarily investments managed as part of our funds management business, investments in qualified affordable housing projects, as well as public equity securities held as a result of equity warrant assets exercised.
The valuations of our nonmarketable and other equity securities were negatively impacted by COVID-19 market conditions towards the end of the first quarter. We expect continued pressure on the valuation of our nonmarketable and other equity securities in 2020 as we anticipate public markets to continue to fluctuate, as well as a slowdown in IPO, M&A and other private market activities, due to the COVID-19 pandemic.

Available-for-Sale Securities
Period-end available-for-sale securities were $12.6 billion at March 31, 2020 compared to $14.0 billion at December 31, 2019, a decrease of $1.4 billion, or 9.8 percent. The $1.4 billion decrease in period-end AFS securities balances from December 31, 2019 to March 31, 2020, was due primarily driven by the sale of $2.6 billion of U.S. Treasury securities during the three months-ended March 31, 2020 as well as $0.8 billion in paydowns and maturities, offset by $1.5 billion in purchases and a $0.5 billion increase in the fair value of our remaining portfolio reflective of the 150 basis point decrease in Federal Funds interest rates during the quarter. Securities classified as available-for-sale are carried at fair value with changes in fair value recorded as unrealized gains or losses in a separate component of stockholders' equity.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as available-for-sale as of March 31, 2020. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	March 31, 2020
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$4,043,840	2.11%	$110,935	1.76%	$1,626,096	2.31%	$2,306,809	1.98%	$—	—%
U.S. agency debentures	101,687	2.28	—	—	—	—	101,687	2.28	—	—
Foreign government debt securities	22,152	(0.82)	22,152	(0.82)	—	—	—	—	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	4,943,512	2.76	—	—	—	—	—	—	4,943,512	2.76
Agency-issued collateralized mortgage obligations—fixed rate	1,465,675	2.58	—	—	1,094	3.26	—	—	1,464,581	2.58
Agency-issued commercial mortgage-backed securities	2,071,198	2.37	—	—	—	—	803,536	2.25	1,267,662	2.45
Total	$12,648,064	2.46	$133,087	1.33	$1,627,190	2.31	$3,212,032	2.06	$7,675,755	2.67

Held-to-Maturity Securities
Period-end held-to-maturity securities were $13.6 billion at March 31, 2020 compared to $13.8 billion at December 31, 2019, a decrease of $0.2 billion, or 1.9 percent. The $0.2 billion decrease in period-end HTM security balances from December 31, 2019 to March 31, 2020 was due primarily to pay downs and maturities of $0.6 billion, partially offset by the purchase of $0.4 billion of securities.
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
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of March 31, 2020. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	March 31, 2020
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$453,353	2.62%	$2,622	4.07%	$142,990	2.52%	$307,741	2.69%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	6,662,878	2.90	11,853	2.77	50,777	1.88	685,374	2.47	5,914,874	2.96
Agency-issued collateralized mortgage obligations—fixed rate	1,482,205	1.79	—	—	—	—	661,217	1.62	820,988	1.92
Agency-issued collateralized mortgage obligations—variable rate	170,774	0.74	—	—	—	—	—	—	170,774	0.74
Agency-issued commercial mortgage-backed securities	2,644,968	3.05	—	—	—	—	102,565	3.56	2,542,403	3.03
Municipal bonds and notes	2,160,341	3.54	30,719	2.22	134,007	2.63	441,995	3.05	1,553,620	3.78
Total	$13,574,519	2.87	$45,194	2.47	$327,774	2.47	$2,198,892	2.41	$11,002,659	2.98
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. The estimated weighted-average duration of our fixed income investment securities portfolio was 3.1 years and 3.9 years at March 31, 2020 and December 31, 2019, respectively.

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
Period-end non-marketable and other equity securities were $1.2 billion at March 31, 2020 compared to $1.2 billion at December 31, 2019, a decrease of $13.2 million, or 1.1 percent. Non-marketable and other equity securities, net of noncontrolling interests were $1.1 billion at March 31, 2020 and December 31, 2019. The decrease was primarily attributable to valuation decreases in our nonmarketable investment portfolio, including decreases in our managed funds of funds investments, strategic investments and other public companies' valuations, as well as exercised equity warrant assets, offset by an increase in new investments within our qualified housing projects portfolio. The following table summarizes the carrying value (as reported) of non-marketable and other equity securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$85,336	$22,025	$87,180	$22,482
Unconsolidated venture capital and private equity fund investments (2)	171,930	171,930	178,217	178,217
Other investments without a readily determinable fair value (3)	52,666	52,666	55,255	55,255
Other equity securities in public companies (fair value accounting (4)	26,899	26,391	59,200	59,056
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	206,495	126,035	215,367	131,403
Debt funds	6,910	6,910	7,271	7,271
Other investments	149,557	149,557	152,863	152,863
Investments in qualified affordable housing projects, net	500,802	500,802	458,476	458,476
Total non-marketable and other equity securities	$1,200,595	$1,056,316	$1,213,829	$1,065,023

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$5,337	$670	$5,729	$720
Capital Preferred Return Fund, LP	44,696	9,633	45,341	9,772
Growth Partners, LP	35,169	11,708	35,976	11,976
CP I, LP	134	14	134	14
Total consolidated venture capital and private equity fund investments	$85,336	$22,025	$87,180	$22,482

(2)
The carrying value represents investments in 196 and 205 funds (primarily venture capital funds) at March 31, 2020 and December 31, 2019, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships' operating activities and financial policies. Our unconsolidated venture capital and private equity fund investments are carried at fair value based on the fund investments' net asset values per share as obtained from the general partners of the funds. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example, December 31st, for our March 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.

(3)
Investments classified as "Other investments without a readily determinable fair value" include direct equity investments in private companies. The carrying value is based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, financing transactions subsequent to the acquisition of the investment and a discount for certain investments that have lock-up restrictions or other features that indicate a discount to fair value is warranted. For further details on the carrying value of these investments refer to Note 6 — “Investment Securities" of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

(4)
Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct equity investments in public companies held by our consolidated funds. Changes in the fair value recognized through net income.

(5)	The following table shows the carrying value and our ownership percentage of each investment at March 31, 2020 and December 31, 2019 (equity method accounting):

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$3,277	$3,086	$3,612	$3,387
Strategic Investors Fund III, LP	14,487	11,787	15,668	12,701
Strategic Investors Fund IV, LP	25,037	21,141	27,064	22,780
Strategic Investors Fund V, LP	44,815	23,528	46,830	24,586
CP II, LP (i)	5,103	3,073	5,907	3,567
Other venture capital and private equity fund investments	113,776	63,420	116,286	64,382
Total venture capital and private equity fund investments	$206,495	$126,035	$215,367	$131,403
Debt funds:
Gold Hill Capital 2008, LP (ii)	$5,255	$5,255	$5,525	$5,525
Other debt funds	1,655	1,655	1,746	1,746
Total debt funds	$6,910	$6,910	$7,271	$7,271
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$73,453	$73,453	$74,190	$74,190
Other investments	76,104	76,104	78,673	78,673
Total other investments	$149,557	$149,557	$152,863	$152,863

(i)	Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.

(ii)	Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

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

As implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Volcker Rule prohibits, subject to certain exceptions, a banking entity, such as the Company, from sponsoring or investing in covered funds, defined to include many venture capital and private equity funds.  As noted above, the Company currently maintains certain investments in covered funds that are now covered under the approved extension. As of March 31, 2020, such investments had an estimated aggregate carrying value and fair value of approximately $205 million. (For more information about the Volcker Rule, see “Business—Supervision and Regulation” under Part 1, Item 1 of our 2019 Form 10-K.)
Loans
Loans, amortized cost basis, increased by $2.8 billion to $36.0 billion at March 31, 2020, compared to $33.2 billion at December 31, 2019. Unearned income was $169 million at March 31, 2020 and $163 million at December 31, 2019. Period-end loans increased compared to December 31, 2019, driven primarily by our Private Equity/Venture Capital, Investor Dependent and Balance Sheet Dependent loan portfolios driven by increased credit line utilization. Our Investor Dependent and Balance Sheet Dependent loan portfolios are primarily made up of our technology and life sciences/healthcare clients.
The breakdown of total loans and total loans as a percentage of total loans by industry sector is as follows:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Private equity/venture capital	$18,868,875	52.5%	$17,712,797	53.1%
Investor dependent:
Early stage	1,806,011	5.0	1,653,425	5.0
Mid stage	1,399,209	3.9	1,066,783	3.2
Later stage	2,031,490	5.7	1,698,676	5.1
Total investor dependent	5,236,710	14.6	4,418,884	13.3
Cash flow dependent:
Sponsor led buyout	2,121,007	5.9	2,203,020	6.6
Other	2,756,295	7.7	2,252,847	6.8
Total cash flow dependent	4,877,302	13.6	4,455,867	13.4
Private bank	3,669,295	10.2	3,489,219	10.4
Balance sheet dependent	1,850,941	5.1	1,297,304	3.9
Premium wine	1,056,927	2.9	1,063,512	3.2
Other	408,035	1.1	890,121	2.7
Total loans (1)	$35,968,085	100.0	$33,327,704	100.0

(1)	For the quarter ended March 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

Loan Concentration
The following table provides a summary of total loans by size and risk-based segment. The breakout below is based on total client balances (individually or in the aggregate) as of March 31, 2020 (These amounts reflect corrections to the loan concentration balances (categorized by size) previously reported in our earnings release, filed with the SEC on our Form 8-K report on April 23, 2020 (“Q1 Earnings Release”), for loans (individually or in the aggregate) to any single client: (i) equal to or greater than $20 million; and (ii) less than $20 million.  No corrections were necessary for the total loan portfolio amount or the total amounts by risk-based segment.):

	March 31, 2020
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Private equity/venture capital	$981,072	$1,267,382	$2,387,759	$2,141,652	$12,091,010	$18,868,875
Investor dependent:
Early stage	1,295,261	255,585	160,511	55,721	38,933	1,806,011
Mid stage	638,456	409,596	266,471	49,686	35,000	1,399,209
Later stage	176,617	408,542	732,854	328,332	385,145	2,031,490
Total investor dependent	2,110,334	1,073,723	1,159,836	433,739	459,078	5,236,710
Cash flow dependent:
Sponsor led buyout	20,906	72,495	510,951	700,091	816,564	2,121,007
Other	154,084	147,981	339,014	693,555	1,421,661	2,756,295
Total cash flow dependent	174,990	220,476	849,965	1,393,646	2,238,225	4,877,302
Private bank	2,939,208	397,068	169,544	50,576	112,899	3,669,295
Balance sheet dependent	295,227	371,825	406,629	296,573	480,687	1,850,941
Premium wine	244,732	246,379	277,142	138,486	150,188	1,056,927
Other	60,953	62,374	95,791	119,109	69,808	408,035
Total loans (1)	$6,806,516	$3,639,227	$5,346,666	$4,573,781	$15,601,895	$35,968,085

(1)	For the quarter ended March 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.
At March 31, 2020, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $20.2 billion, or 56.1 percent of our total loan portfolio. (This percentage of our total loan portfolio also reflects a correction to the percentage previously reported in our Q1 Earnings Release.) These loans represented 455 clients, and of these loans, none were on nonaccrual status as of March 31, 2020.

The following table provides a summary of loans by size and risk-based segment. The breakout below is based on total client balances (individually or in the aggregate) as of December 31, 2019:

	December 31, 2019
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Private equity/venture capital	$1,016,051	$1,082,201	$2,559,384	$2,029,547	$11,025,614	$17,712,797
Investor dependent
Early stage	1,090,852	260,685	191,661	76,542	33,685	1,653,425
Mid stage	544,167	316,617	156,418	49,581	—	1,066,783
Later stage	167,500	348,832	648,382	304,373	229,589	1,698,676
Total investor dependent	1,802,519	926,134	996,461	430,496	263,274	4,418,884
Cash flow dependent
Sponsor led buyout	16,034	97,458	550,753	723,737	815,038	2,203,020
Other	206,209	86,929	465,304	463,073	1,031,332	2,252,847
Total cash flow dependent	222,243	184,387	1,016,057	1,186,810	1,846,370	4,455,867
Private bank	2,791,587	359,429	191,979	49,996	96,228	3,489,219
Balance sheet dependent	256,247	269,744	404,356	78,197	288,760	1,297,304
Premium wine	243,094	267,389	261,951	148,469	142,609	1,063,512
Other	526,850	40,511	106,247	112,764	103,749	890,121
Total loans (1)	$6,858,591	$3,129,795	$5,536,435	$4,036,279	$13,766,604	$33,327,704

(1)	For the quarter ended March 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

At December 31, 2019, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $17.8 billion, or 53.4 percent of our total loan portfolio. These loans represented 397 clients, and of these loans, $37.3 million were on nonaccrual status as of December 31, 2019.
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
Investor dependent loans represent a relatively small percentage of our overall portfolio at 14.6 percent of total loans at March 31, 2020 and 13.3 percent at December 31, 2019. These loans are made to companies in both our Accelerator (early-stage) and Growth practices (mid-stage and later-stage).
Balance sheet dependent loans, which include asset-based loans, represented five percent of total loans at March 31, 2020 and four percent at December 31, 2019. Our asset-based lending, which includes working capital lines and accounts receivable financing, represented two and one percent of total loans at both March 31, 2020 and December 31, 2019.
Cash flow dependent loans, which include sponsor led buyout lending, represented 14 percent of total loans at March 31, 2020 and 13 percent at December 31, 2019. Sponsor led buyout loans represented six percent of total loans at March 31, 2020, compared to seven percent at December 31, 2019.

(ii) Private Equity/Venture Capital
We also provide financial services to clients in the private equity/venture capital community. Our lending to private equity/venture capital firms and funds represented 53 percent of total loans at both March 31, 2020 and December 31, 2019. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are often secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(iii) SVB Private Bank
Our SVB Private Bank clients are primarily private equity/venture capital professionals and senior executives of the innovation companies they support. Our lending to SVB Private Bank clients represented 10 percent of total loans at both March 31, 2020 and December 31, 2019. Many of these clients have mortgages, which represented 85 percent of this portfolio at March 31, 2020; the balance of this portfolio consisted of home equity lines of credit, restricted stock purchase loans, capital call lines of credit and other secured and unsecured lending. In addition, we provide real estate secured loans to eligible employees through our Employee Home Ownership Program.
We expect lending activity in 2020 to be impacted by strong borrowing from technology and life science/healthcare companies looking to bolster their liquidity positions, and prepayment or reduced utilization of capital call lines of credit by private equity/venture capital firms due to a slowdown in investment activities.
Paycheck Protection Program
In April 2020, we started accepting applications under the Paycheck Protection Program ("PPP") administered by the Small Business Association (“SBA”) under the CARES Act and began to originate loans to qualified small businesses. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage, rent and utility payments. To the extent not forgiven, loans are subject to certain terms including, among others, the following: maximum two-year term; interest rate of 1.0%; six-month deferral of loan payments; and no requirement for any collateral or personal guarantees. PPP borrowers are not required to pay any fees to the government or the lender and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan.
As of May 5, 2020, we have over 4,400 outstanding loans recorded in the amount of approximately $2.0 billion of PPP loans as approved by the SBA and expect to continue funding additional loans as they become approved under the program. This funded amount reflects repayments received as of such date. We expect additional repayments from PPP borrowers, particularly on or prior to May 14, 2020 (subject to any extension permitted by the SBA), in connection with their reliance on certain regulatory “safe harbors” relating to their necessity certification pursuant to SBA guidance.
Additionally, we announced in April 2020 that we intend to donate any processing fees we receive from the SBA, net of our costs incurred, to charitable relief efforts relating to COVID-19. We are also considering participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), which extends credit to eligible PPP loan originators, taking the PPP loans as collateral at face value. (See “Capital Resources - Liquidity.”)
State Concentrations
Approximately 26 percent of our outstanding total loan balances as of March 31, 2020 were to borrowers based in California compared to 27 percent as of December 31, 2019. Additionally, as of March 31, 2020, borrowers in New York and Massachusetts increased to 12 percent and 10 percent of our outstanding total loan balances as of March 31, 2020, respectively, compared to nine percent each as of December 31, 2019. Other than California, New York and Massachusetts, as of March 31, 2020, there are no states with loan balances greater than or equal to 10 percent.
See generally “Risk Factors–Credit Risks” set forth under Part I, Item 1A in our 2019 Form 10-K and including "Risk Factors" under Part II, Item 1A of this report.

Credit Quality Indicators
As of both March 31, 2020 and December 31, 2019, our total criticized loans and nonaccrual loans represented three percent of our total loans. Criticized and nonaccrual loans to early-stage clients represented 18 and 23 percent of our total criticized and nonaccrual loan balances at March 31, 2020 and December 31, 2019, respectively. Loans to early-stage clients represent a relatively small percentage of our overall portfolio at five percent of total loans at both March 31, 2020 and December 31, 2019. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.
More specifically, given the economic environment in light of the COVID-19 pandemic, we are closely monitoring our loan portfolio. Notwithstanding the increase of our allowance for credit losses in the first quarter which was largely attributable to longer duration mortgage loans based on our forecast models, we currently expect particularly for 2020 continued strong credit performance for our Private Bank and private equity/venture portfolios, consistent with the historic low credit losses we have typically experienced. However, we expect that our technology, life science/healthcare and premium wine portfolios will be likelier to be impacted negatively by the challenging economic environment in 2020. Particular areas of credit focus include: early-stage companies; Sponsor Finance clients; consumer internet and advertising technology clients; life science/healthcare companies that require clinical trials or provide elective services; and wine clients who are dependent on tasting room or restaurant sales.
Credit Quality and Allowance for Credit Losses for Loans and for Unfunded Credit Commitments
Nonperforming assets consist of loans on nonaccrual status, loans past due 90 days or more still accruing interest, and Other Real Estate Owned (“OREO”) and other foreclosed assets. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for credit losses for loans and unfunded credit commitments:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Nonperforming, past due, and restructured loans:
Nonaccrual loans	$50,607	$102,669
Loans past due 90 days or more still accruing interest	4,918	3,515
Total nonperforming loans (1)	55,525	106,184
OREO and other foreclosed assets	—	—
Total nonperforming assets	$55,525	$106,184
Performing TDRs	$23,460	$31,990
Nonperforming loans as a percentage of total loans (1)	0.15%	0.32%
Nonperforming assets as a percentage of total assets	0.07	0.15
Allowance for credit losses for loans	$548,963	$304,924
As a percentage of total loans (1)	1.53%	0.91%
As a percentage of total nonperforming loans (1)	988.68	287.17
Allowance for credit losses for nonaccrual loans	$34,876	$44,859
As a percentage of total loans (1)	0.10%	0.13%
As a percentage of total nonperforming loans (1)	62.81	42.25
Allowance for credit losses for total performing loans	$514,087	$260,065
As a percentage of total loans (1)	1.43%	0.78%
As a percentage of total performing loans (1)	1.43	0.78
Total loans (1)	$35,968,085	$33,327,704
Total performing loans (1)	35,912,560	33,221,520
Allowance for credit losses for unfunded credit commitments (2)	84,690	67,656
As a percentage of total unfunded credit commitments	0.34%	0.28%
Total unfunded credit commitments (3)	$24,668,310	$24,521,920

(1)
For the quarter ended March 31, 2020, loan amounts are disclosed, and ratios are calculated, using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed, and ratios calculated, using the gross basis.

(2)
The “allowance for credit losses for unfunded credit commitments” is included as a component of other liabilities and any provision is included in the “provision for credit losses” in the statement of income. See “Provision for Credit Losses” for a discussion of the changes to the allowance.

(3)	Includes unfunded loan commitments and letters of credit.

Our allowance for credit losses for loans as a percentage of total loans increased 62 basis points to 1.53 percent at March 31, 2020, compared to 0.91 percent at December 31, 2019. The 62 basis points increase was due primarily to a 58 basis points increase for our performing loan reserve as a percentage of total loans and an eight basis points increase due to the day one impact of adopting CECL, partially offset by a four basis points decrease for nonaccrual loans.
Our allowance for credit losses for performing loans was $514.1 million at March 31, 2020, compared to $260.1 million at December 31, 2019. Included in the allowance for credit losses at March 31, 2020 is the day one impact of adopting CECL of

$22.4 million driven by an increase in our expected credit loss for our Investor Dependent loan portfolio given the higher relative risk and longer-duration, which is taken into account under the CECL methodology, partially offset by a decrease for our Private Equity/Venture Capital loan portfolio, given its higher historical credit quality and shorter duration. The remaining $231.6 million increase was due primarily to an increase of $190.7 million related to the expected credit losses for our performing loan reserves based on our forecast models of the current economic environment and $40.9 million related to period-end loan growth of $2.8 billion.
Our allowance for credit losses for nonaccrual loans was $34.9 million at March 31, 2020, compared to $44.9 million at December 31, 2019. The $10.0 million decrease was due primarily to $21.1 million in repayments, $18.3 million in charge-offs, partially offset by $26.3 million in new nonaccrual loans as noted above and $3.1 million due to the day one impact of adopting CECL. Repayments were primarily driven by $12.9 million for one Sponsor Led Buyout client that was added to our nonaccrual loan portfolio during the third quarter of 2019.
The following table presents a summary of changes in nonaccrual loans for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Balance, beginning of period (1)	$102,669	$94,142
Additions	36,346	50,857
Paydowns and other reductions	(62,677)	(6,481)
Charge-offs	(25,731)	(4,895)
Balance, end of period (1)	$50,607	$133,623

(1)	For the quarter ended March 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

Nonaccrual loans were $50.6 million at March 31, 2020, compared to $103.0 million at December 31, 2019. Our nonaccrual loan balance decreased $52.4 million primarily driven by $62.7 million in paydowns and other reductions and $25.7 million charge-offs, partially offset by $36.3 million in new nonaccrual loans. Repayments were primarily driven by $34.5 million for one Sponsor Led Buyout client that was added to our nonaccrual loan portfolio during the third quarter of 2019. New nonaccrual loans were driven primarily by $12.3 million for two growth stage Investor Dependent technology clients. As of March 31, 2020, we have specifically reserved $34.9 million for our nonaccrual loans.
Average nonaccrual loans for the three months ended March 31, 2020 were $71.6 million compared to $106.4 million for the comparable 2019 period. The $34.8 million decrease in average nonaccrual loans for the three months ended March 31, 2020 compared to March 31, 2019 was primarily driven by one large recovery of $34.5 million for one Sponsor Led Buyout client as mentioned above. If the nonaccrual loans had not been nonperforming, $0.4 million in interest income would have been recorded for the three months ended March 31, 2020, compared to $1.7 million for the comparable 2019 period.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at March 31, 2020 and December 31, 2019 is as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019	% Change
Derivative assets (1)	$472,525	$332,814	42.0%
Foreign exchange spot contract assets, gross	945,762	810,275	16.7
Accrued interest receivable	190,100	216,962	(12.4)
FHLB and Federal Reserve Bank stock	116,323	60,258	93.0
Net deferred tax assets (2)	—	28,433	—
Accounts receivable	92,485	47,663	94.0
Other assets	241,860	248,828	(2.8)
Total accrued interest receivable and other assets	$2,059,055	$1,745,233	18.0

(1)	See "Derivatives" section below.

(2)	See "Other Liabilities" section below.

Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $135.5 million was primarily due to an overall increase in the amount of unsettled spot trades at period-end as compared to December 31, 2019.
Accrued Interest Receivable
The decrease of $26.7 million in accrued interest receivable is reflective of lower accrued interest receivables on loans and fixed income investments securities from lower overall market rates as well as the decrease in period-end fixed income securities of $1.6 billion at March 31, 2020 as compared to December 31, 2019.
FHLB and Federal Reserve Bank stock
The increase of $56.1 million in FHLB and Federal Reserve Bank stock is a result of an increase in the amount of stock required to be held by the Bank under the FHLB's membership guidelines relative to outstanding FHLB borrowings. Outstanding short-term FHLB advances were $2.7 billion at March 31, 2020 compared to zero at December 31, 2019.
Accounts Receivable
The increase of $44.8 million in accounts receivable was primarily driven by an increase of $47.0 million related to the unsettled transactions for the termination of our interest rate swap cash flow hedges as of March 31, 2020. Refer to Note 11 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details of this transaction.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities at March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019	% Change
Assets:
Equity warrant assets	$152,710	$165,473	(7.7)%
Foreign exchange forward and option contracts	239,272	115,854	106.5
Client interest rate derivatives	80,543	28,811	179.6
Interest rate swaps	—	22,676	—
Total derivative assets	$472,525	$332,814	42.0
Liabilities:
Foreign exchange forward and option contracts	$195,891	$98,207	99.5
Client interest rate derivatives	31,533	14,154	122.8
Interest rate swaps	—	25,623	—
Total derivative liabilities	$227,424	$137,984	64.8
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At March 31, 2020, we held warrants in 2,342 companies, compared to 2,268 companies at December 31, 2019. Warrants in 19 companies each had values greater than $1.0 million and collectively represented $46.7 million, or 30.6 percent, of the fair value of the total warrant portfolio at March 31, 2020. The change in fair value of equity warrant assets is recorded in "Gains on equity warrant assets, net" in noninterest income, a component of consolidated net income.

The following table provides a summary of transactions and valuation changes for equity warrant assets for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Balance, beginning of period	$165,473	$149,238
New equity warrant assets	4,519	4,471
Non-cash changes in fair value, net	(5,472)	16,238
Exercised equity warrant assets	(11,484)	(7,317)
Terminated equity warrant assets	(326)	(415)
Balance, end of period	$152,710	$162,215
Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts, net of cash collateral, was zero at March 31, 2020 and $22.2 million at December 31, 2019. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 11 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts, net of cash collateral, was $80.1 million at March 31, 2020 and $28.6 million at December 31, 2019. For additional information on our client interest rate derivatives, see Note 11 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Interest Rate Swaps
To manage interest rate risk on our variable-interest rate loan portfolio, we enter into interest rate swap contracts to hedge against future changes in interest rates by using hedging instruments to lock in future cash inflows that would otherwise be impacted by movements in the market interest rates. We designate these interest rate swap contracts as cash flow hedges that qualify for hedge accounting under ASC 815 and record them in other assets and other liabilities. Refer to Note 11 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional information regarding the termination of our interest rate swap cash flow hedges at March 31, 2020.
Deposits
Deposits were $61.9 billion at March 31, 2020, an increase of $0.1 billion, or 0.2 percent, compared to $61.8 billion at December 31, 2019.
At March 31, 2020, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $171 million, compared to $185 million at December 31, 2019. At March 31, 2020, $167 million of the time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. Approximately 12 percent and 13 percent of our total deposits at March 31, 2020 and December 31, 2019, respectively, were from our clients in Asia.
We expect in 2020 that our deposit growth will be impacted by: slower cash burn rates as clients look to conserve cash; shifting of off-balance investments to on-balance deposits by clients to preserve flexibility; and a slowdown in investment and exit activities impacting client liquidity levels and potential private equity/venture capital firm distributions to their partners.
Short-Term Borrowings
As of March 31, 2020, we had $3.1 billion in short-term borrowings, compared to $17.4 million as of December 31, 2019. The increase was due to cash management strategies related to the COVID-19 pandemic. For more information on our short-term debt, see Note 10 — “Short-Term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Long-Term Debt
Our long-term debt was $348.1 million at March 31, 2020 and $348.0 million at December 31, 2019. As of March 31, 2020, long-term debt included our 3.50% Senior Notes. For more information on our long-term debt, see Note 10 — “Short-Term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Other Liabilities
A summary of other liabilities at March 31, 2020 and December 31, 2019 is as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019	% Change
Foreign exchange spot contract liabilities, gross	$1,011,264	$888,360	13.8
Accrued compensation	117,559	354,393	(66.8)
Allowance for unfunded credit commitments	84,690	67,656	25.2
Derivative liabilities (1)	227,424	137,984	64.8
Net deferred tax liabilities	92,782	—	—
Other liabilities	667,234	593,359	12.5
Total other liabilities	$2,200,953	$2,041,752	7.8

(1)	See “Derivatives” section above.

Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $122.9 million was due primarily to an increase in the fair value of unsettled spot trades at March 31, 2019 as compared to December 31, 2019, due to increases in the mark-to-market valuations driven by increases in the U.S. dollar against other currencies.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP, SVB Leerink Incentive Compensation Plan, SVB Leerink Retention Award and other compensation arrangements. The decrease of $236.8 million was primarily the result of the payout of our 2019 incentive compensation plans during the first quarter of 2020, partially offset by the accrual for the three months ended March 31, 2020.
Allowance for Unfunded Credit Commitments
Allowance for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit. The increase of $17.0 million was due primarily to the day one impact of the adoption of CECL of $22.8 million partially offset by the reduction of credit losses of $5.5 million driven by a decrease in the expected future commitments for milestone tranches, which are tied to company performance or additional funding rounds, based on our forecast models of the current economic environment, including the impact of the COVID-19 pandemic.

Net Deferred Tax Liabilities
Net deferred tax liabilities increased due to the recording of pre-tax unrealized gains to accumulated other comprehensive income from the termination of our interest rate swap cash flow hedge contracts partially offset by timing differences related to warrants and unrealized losses on our foreign currency loans.

Other Liabilities
Other liabilities includes various accrued liability amounts for other operational transactions. The increase of $73.9 million was reflective primarily of a $46.2 million increase in new commitments for our qualified affordable tax credit funds, a $24.3 million increase in current taxes payable and a $23.5 million increase in investment securities payable, partially offset by a decrease of $28.4 million in merchant services card payables due to the timing of settlements.
Noncontrolling Interests
Noncontrolling interests totaled $148.5 million and $150.8 million at March 31, 2020 and December 31, 2019, respectively. The $2.3 million decrease was due primarily to a loss attributable to noncontrolling interests of $2.0 million for the three months ended March 31, 2020.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$13,404,754	$149,992	$14,672,330	$161,172
As a percentage of total assets	17.9%	0.2%	20.7%	0.2%
As a percentage of assets carried at fair value		1.1		1.1
Liabilities carried at fair value	$227,424	$—	$137,984	$—
As a percentage of total liabilities	0.3%	—%	0.2%	—%
Financial assets valued using Level 3 measurements consist of our non-marketable investment securities in shares of private company stock and equity warrant assets (rights to shares of private and public company capital stock). The valuation methodologies of our non-marketable securities carried under fair value accounting and equity warrant assets involve a significant degree of management judgment. Refer to Note 17 — “Fair Value of Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for a summary of the valuation techniques and significant inputs used for each class of Level 3 assets.

The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict and there can be no assurances that we will realize the full value of these securities, which could result in significant losses. See generally “Risk Factors” set forth under Part I, Item 1A in our 2019 Form 10-K and under Part II, Item 1A of this report.
During the three months ended March 31, 2020, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $14.6 million, primarily reflective of net gains realized on exercised warrant assets. During the three months ended March 31, 2019, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $19.1 million primarily reflective of valuation increases from our private company warrant portfolio driven by healthy funding rounds and net gains realized on exercised warrant assets due to IPO activity.
Capital Resources
We maintain an adequate capital base to support anticipated asset growth, operating needs, and credit and other business risks, and to provide for SVB Financial and the Bank to be in compliance with applicable regulatory capital guidelines, including the joint agency rules implementing the "Basel III" capital rules (the "Capital Rules"). Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of our capital stock or other securities. Under the oversight of the Finance Committee of our Board of Directors, management engages in regular capital planning processes in an effort to optimize the use of the capital available to us and to appropriately plan for our future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments. In addition, we conduct capital stress tests as part of our annual capital planning process. The capital stress tests allow us to assess the impact of adverse changes in the economy and interest rates on our capital adequacy position.
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $7.0 billion at March 31, 2020, an increase of $0.5 billion, or 8.7 percent, compared to $6.5 billion at December 31, 2019. This increase was due primarily to net income available to common stockholders of $132.3 million and increase in other comprehensive income was driven primarily by a $543.9 million ($393.1 million net of tax) increase in the fair value of our AFS securities portfolio reflective of decreases in period-end market interest rates and a $226.9 million ($163.9 million net of tax) gain from the termination of our interest rate swap cash flow hedge contracts, partially offset by a reclassification to net income for realized gains of $61.2 million ($44.2 million net of tax) attributable to sales of AFS securities.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines under the Capital Rules as well as for a "well capitalized" bank holding company and insured depository institution, respectively, as of March 31, 2020 and December 31, 2019. Capital ratios for SVB Financial and the Bank, compared to the minimum capital ratios, are set forth below:

	March 31, 2020	December 31, 2019	Required Minimum (1)	Well Capitalized Minimum
SVB Financial:
CET 1 risk-based capital ratio (2)(3)	12.35%	12.58%	7.0%	N/A
Tier 1 risk-based capital ratio (3)	13.35	13.43	8.5	6.0
Total risk-based capital ratio (3)	14.45	14.23	10.5	10.0
Tier 1 leverage ratio (2)(3)	9.00	9.06	4.0	N/A
Tangible common equity to tangible assets ratio (4)(5)	8.70	8.39	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	13.40	12.76	N/A	N/A
Bank:
CET 1 risk-based capital ratio (3)	10.90%	11.12%	7.0%	6.5%
Tier 1 risk-based capital ratio (3)	10.90	11.12	8.5	8.0
Total risk-based capital ratio (3)	12.04	11.96	10.5	10.0
Tier 1 leverage ratio (3)	7.21	7.30	4.0	5.0
Tangible common equity to tangible assets ratio (4)(5)	7.63	7.24	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	11.99	11.31	N/A	N/A

(1)	Percentages represent the minimum capital ratios plus, as applicable, the fully phased-in 2.5% CET1 capital conservation buffer under the Capital Rules.

(2)	"Well-Capitalized Minimum" CET 1 risk-based capital and Tier 1 leverage ratios are not formally defined under applicable banking regulations for bank holding companies.

(3)	Capital ratios include regulatory capital phase-in of the allowance for credit losses under the 2020 CECL Interim Final Rule for periods beginning March 31, 2020.

(4)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(5)
The Federal Reserve has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio, however, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

Regulatory Capital Phase-In under the 2020 CECL Interim Final Rule ("IFR")
Federal banking regulatory agencies have provided relief to banking organizations by way of an interim final rule based on the recent disruptions in economic conditions caused by COVID-19 as well as the significant resources required to implement CECL. The interim final rule provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay the estimated impact of CECL on regulatory capital for two years, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition, in total). The interim final rule provides electing banking organizations with a methodology for delaying the effect on regulatory capital of an estimated amount of the increase in the allowance for credit loss ("ACL") that can be attributed to the adoption of CECL, relative to the increase in the allowance for loan and lease losses ("ALLL") that would have occurred for banking organizations operating under the incurred loss methodology. Accordingly, we have elected to use the regulatory capital phase-in under the IFR.
Based on the methodology under the IFR, we received a 19 bps and 18 bps benefit to our Common Equity Tier 1 and Tier 1 Capital Ratios, respectively, along with an 11 bps benefit to our Leverage Ratios for SVB Financial Group and the Bank.
Regulatory Capital: Simplifications to the Capital Rule Pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996
On July 22, 2019, the Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency and the Federal Reserve Board issued a final rule titled Regulatory Capital: Simplifications to the Capital Rule Pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Simplifications Rule"), which simplified the regulatory capital treatment for mortgage servicing assets, certain deferred tax assets arising from temporary differences, investments in the capital of unconsolidated financial institutions, and the calculation of minority interest. These provisions in the Simplifications Rule were effective as April 1, 2020. Under the effective date revision in this final rule, non-advanced approaches banking organizations, such as SVB Financial Group, may implement the simplification rule beginning on January 1, 2020. As such, we have elected to adopt these provisions effective January 1, 2020.
Our total risk-based capital ratios for both SVBFG and the Bank as of March 31, 2020, increased compared to December 31, 2019 as a result of an increase in capital, offset by an increase in our risk-weighted assets. The increase in capital was due to net income, an increase in our allowance for credits losses for loans and HTM securities and an increase in minority interest for SVBFG reflective of the implementation of the Simplifications Rule. These increases in capital were partially offset by a decrease in retained earnings due to the stock repurchase program for SVBFG. The increase in risk-weighted assets was primarily driven by our robust period-end loan growth.
Our tier 1 capital and leverage ratios for both SVBFG and the Bank as of March 31, 2020, decreased compared to December 31, 2019 driven primarily by an increase in risk-weighted and average assets, offset by an increase in tier 1 capital. The increase in risk-weighted and average assets was driven primarily by loan growth, increased cash and cash equivalents and increased fixed income investment securities. The increase in tier 1 capital for the Bank was driven primarily by net income. The increase in tier 1 capital for SVBFG was driven primarily by net income and an increase in minority interest due to the Simplifications Rule, offset by a decrease in retained earnings due to common stock repurchases under our stock repurchase program.
Our CET 1 capital ratio decreased for both SVBFG and the Bank as of March 31, 2020, compared to December 31, 2019 as a result of an increase in capital, partially offset by the increase our risk-weighted assets. The increase in capital was due to net income and an increase in the allowance for credit losses for loans and HTM securities. These increases in capital were partially offset by the increase in risk weighted assets, driven by our robust period-end loan growth.
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
The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended March 31, 2020 and December 31, 2019:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
GAAP SVBFG stockholders’ equity	$7,034,749	$6,470,307	$5,617,402	$5,034,095
Less: preferred stock	340,138	340,138	—	—
Less: intangible assets	185,895	187,240	—	—
Tangible common equity	$6,508,716	$5,942,929	$5,617,402	$5,034,095
GAAP total assets	$75,009,640	$71,004,903	$73,630,526	$69,563,817
Less: intangible assets	185,895	187,240	—	—
Tangible assets	$74,823,745	$70,817,663	$73,630,526	$69,563,817
Risk-weighted assets	$48,578,473	$46,577,485	$46,839,951	$44,502,150
Non-GAAP tangible common equity to tangible assets	8.70%	8.39%	7.63%	7.24%
Non-GAAP tangible common equity to risk-weighted assets	13.40	12.76	11.99	11.31
The tangible common equity to tangible assets ratio and the tangible common equity to risk weighted assets ratio increased for SVBFG and the Bank during the three months ended March 31, 2020. The tangible common equity to risk-weighted assets ratio increased as a result of increase in equity due to unrealized gains on AFS securities and unrealized gains due to the termination of our interest rate swap cash flow hedge contracts as mentioned above. The growth in period-end risk-weighted assets was primarily due to increases in cash and cash equivalents and period-end loan growth.
Off-Balance Sheet Arrangements
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to Note 15 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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
For further details on our commitments to invest in venture capital and private equity funds, refer to Note 15 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives for our off-balance sheet products which may impact deposit levels. At March 31, 2020, our period-end total deposit balances were $61.9 billion, compared to $61.8 billion at December 31, 2019.
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
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of March 31, 2020, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $4.8 billion, of which $1.4 billion was available to support additional borrowings. As of March 31, 2020, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $1.0 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $1.6 billion at March 31, 2020. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $3.3 billion at March 31, 2020.
In connection with our participation in the PPP under the CARES Act as discussed, we are considering participating in the Federal Reserve’s PPPLF. The PPPLF is intended to facilitate lending under the PPP, and extends credit to eligible PPP loan originators on a non-recourse basis, taking PPP loans as collateral at face value. Additionally, interim final capital rules issued by federal bank regulatory agencies have neutralized the regulatory capital effects of participating in the PPP, and have also clarified that a zero percent risk weight applies to loans covered by the PPP for capital purposes.
On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. Consistent with recent prior quarters, the Bank has paid a quarterly dividend to SVB Financial. For the three months ended March 31, 2020, the dividend amount paid was $50.0 million. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2019 Form 10-K.
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2020 and 2019. For further details, see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Average cash and cash equivalents	$8,106,167	$4,987,487
Percentage of total average assets	11.2%	8.7%
Net cash provided by operating activities	$168,125	$340,750
Net cash (used for) provided by investing activities	(599,041)	904,427
Net cash provided by financing activities	3,210,581	2,250,167
Net increase in cash and cash equivalents	$2,779,665	$3,495,344
Average cash and cash equivalents increased by $3.1 billion, or 62.5 percent, to $8.1 billion for the three months ended March 31, 2020, compared to $5.0 billion for the comparable 2019 period.
Cash provided by operating activities was $168.1 million for the three months ended March 31, 2020, reflective primarily of net income before noncontrolling interests and dividends of $133.6 million and a net increase of $34 million in adjustments to reconcile net income to net cash primarily due to the increase in the provision for credit losses and proceeds for the settled transactions for the termination of interest rate swap cash flow hedge contracts, partially offset by the decrease in accrued compensation.
Cash used for investing activities of $0.6 billion for the three months ended March 31, 2020 was driven by $1.9 billion in purchases of fixed income investment securities and a $2.8 billion increase in loan balances, partially offset by $2.7 billion in proceeds from the sale of AFS securities and $1.4 billion of proceeds from maturities and principle pay downs from our fixed income investment securities portfolio.
Cash provided by financing activities was $3.2 billion for the three months ended March 31, 2020, reflective primarily of a $3.1 billion increase in short term borrowings.
Cash and cash equivalents were $9.6 billion and $7.1 billion, respectively, at March 31, 2020 and 2019.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk Management
Market risk is defined as the risk of adverse fluctuations in the market value of financial instruments due to changes in market interest rates. Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of the benchmark LIBOR/SWAP yield curve. Additionally, changes in interest rates can influence the rate of principal prepayments on mortgage securities, which affects the rate of amortization of purchase premiums and discounts. Other market risks include foreign currency exchange risk and equity price risk (including the effect of competition on product pricing). All these risks are important considerations but are also inherently difficult to predict and to assess the impact of each on simulation results. Consequently, simulations used to analyze the sensitivity of net interest income to changes in interest rates will differ from actual results due to differences in the timing and frequency of rate resets, the magnitude of changes in market rates, the impact of competition, fluctuating business conditions, and the impact of strategies taken by management to mitigate these risks.
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

The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points ("bps") at March 31, 2020 and December 31, 2019:

Change in interest rates (bps) (Dollars in thousands)	Estimated	Estimated Increase/(Decrease) in EVE		Estimated	Estimated Increase/(Decrease) in NII
	EVE	Amount	Percent	NII	Amount	Percent
March 31, 2020:
+200	$10,519,005	$138,025	1.3%	$2,443,279	$559,545	29.7%
+100	10,600,353	219,373	2.1	2,160,226	276,492	14.7
—	10,380,980	—	—	1,883,734	—	—
-100	10,333,795	(47,185)	(0.5)	1,790,704	(93,030)	(4.9)
-200	10,417,466	36,486	0.4	1,774,703	(109,031)	(5.8)

December 31, 2019:
+200	$9,930,270	$(253,659)	(2.5)%	$2,528,158	$421,358	20.0%
+100	10,056,711	(127,218)	(1.2)	2,314,686	207,886	9.9
—	10,183,929	—	—	2,106,800	—	—
-100	10,138,558	(45,371)	(0.4)	1,927,801	(178,999)	(8.5)
-200	10,000,585	(183,344)	(1.8)	1,760,283	(346,517)	(16.4)
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
Our base EVE as of March 31, 2020 increased $197 million from December 31, 2019, driven by overall balance sheet growth. For the period ended March 31, 2020, compared to December 31, 2019, cash and loan balances increased by $2.8 billion each, offset by a decrease of $1.6 billion in fixed income investments in our AFS and HTM portfolios. Deposits remained relatively flat with a shift in the mix of deposits resulting in a $2.1 billion increase in noninterest-bearing balances and a $1.9 billion decrease in interest bearing balances. Short-term borrowings increased by $3.1 billion.
Decreases in interest rates at the beginning of March partially offset the increase in base EVE from balance sheet growth. The market value of noninterest-bearing deposits is more sensitive to changes in rates. Growth in noninterest-bearing balances coupled with lower overall rates result in a higher EVE sensitivity in the +100 and +200 rate shock scenarios. As of March 31, 2020, noninterest-bearing deposits represented 70 percent of total deposit balances, up four percent as compared to December 31, 2019. Purchases in fixed income investments during Q1 2020 were not material and did not have an impact on EVE sensitivity in the +100 and +200 rate shock scenarios. Due to the sudden decrease in market rates that occurred in March 2020, EVE sensitivity measures in the -100 and -200 bps rate shock scenarios do not represent the full magnitude of those rate shocks because we assume that U.S. Federal Fund rates are floored at zero. Rates at the short end of the rate curve were over 100 bps, accordingly in the -100 bps rate shock, market values behave as we would expect them to; EVE decreases reflective of the change in market value of deposits as they are greater than the change in the market value of our assets. However, in the -200 bps scenario, all rates floor out to zero and there is not much room for interest-bearing deposit rates to move, so their sensitivity actually decreases while the change in the market value of assets remains the same as in the -100 bps scenario as the rates for those are already floored. As a result, we do not get a full -200 bps rate shock as the sensitivity metrics on deposits are asymmetrical. Therefore, the sensitivity measures in these scenarios essentially reflect results similar to what would be seen in a -25 to -50 bps rate shock range.

The overall change in mix in the composition of our balance sheet as discussed, results in an EVE profile that experiences positive changes as rates rise, and represents a typical profile for a balance sheet that includes a rate-sensitive loan portfolio funded by a much larger noninterest-bearing deposit base.
12-Month Net Interest Income Simulation
NII sensitivity is measured as the percentage change in projected 12-month net interest income earned in +/-100 and +/-200 basis point interest rate shock scenarios compared to a base scenario where balances and interest rates are held constant over the forecast horizon. At March 31,2020, NII sensitivity was 14.7 percent in the +100 bps interest rate scenario, compared to 9.9 percent at December 31, 2019. Our NII sensitivity in the +200 bps interest rate shock scenario was 29.7 percent compared to 20.0 percent at December 31, 2019. NII sensitivity in the -100 bps scenario of negative 4.9 percent was lower at March 31, 2020, compared to a negative 8.5 percent at December 31, 2019. The -200 bps scenario currently indicates a lower percentage change in NII of negative 5.8 percent at March 31, 2020, compared to negative 16.4 percent at December 31, 2019. However, as noted above, the -100 and -200 bps scenarios are not complete rate shocks in this rate environment, since rates are assumed to be floored at zero. Therefore, the sensitivity measures in these scenarios essentially reflect results similar to what would be seen in a -25 to -50 bps rate shock range. The March 31, 2020 NII sensitivity percentages are inclusive of the realized income or expense associated with interest rate swaps that were partially unwound reflective of the macro hedging process initiated in 2019 to reduce the impact of decreasing rates on NII. The changes in NII sensitivity are primarily the result of the changes in balance sheet composition described previously, combined with the impact of hedges in the respective parallel rate shock scenarios.
Our base case static 12-month NII forecast at March 31, 2020 decreased compared to December 31, 2019 by $223 million, primarily driven by the growth in the balance sheet that has taken place year-to-date combined with an overall relatively lower rate environment, reflective of the decrease in the Fed Funds rate during March 2020, compared to last year. Specifically, a large portion of the loan portfolio is indexed to the Prime rate, which decreased 150 bps due to actions undertaken by the Federal Reserve in March to mitigate a possible economic downturn. The adverse impact of changes in interest rates on NII was tempered to a certain degree by continued growth in the loan portfolio, along with decreases in interest bearing deposit balances and growth in noninterest-bearing deposit balances.
A majority of our loans are indexed to Prime and LIBOR. In the positive parallel simulated rate shock scenarios, interest income on assets that are tied to variable rate indexes, primarily our variable rate loans, are expected to benefit our base 12-month NII projections. The opposite is true for negative rate shock scenarios.
The 12-month NII simulations include repricing assumptions on our interest-bearing deposit products which we set at our discretion based on client needs and our overall funding mix. Repricing of interest-bearing deposits impacts estimated interest expense. As noted previously, repricing deposit rates are generally assumed to be approximately 60 percent of the amount of simulated changes in short-term market interest rates.
The simulation model used in the above analysis incorporates embedded floors on loans, where present, in our interest rate scenarios, which prevent model benchmark rates from moving below zero percent in the down rate scenarios. The embedded floors are also a factor in the up-rate scenarios to the extent a simulated increase in rates is needed before floored rates are cleared. In addition, we assume different deposit balance decay rates based on a historical deposit study of our clients. These assumptions may change in future periods based on changes in client behavior and at management's discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our actual sensitivity overall.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, among other things, processes, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Beginning January 1, 2020, we adopted and implemented ASC 326, CECL and have implemented changes to our processes, systems and control activities related to the modeling and recognition of our allowance for credit loss estimates.  The key changes to our processes and control activities included data management, economic forecasting, modeling, qualitative framework, governance and gathering of information provided for disclosures.

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 18 — “Legal Matters” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
With the exception of the additional risk factor due to ongoing outbreak of COVID-19 below, there are no material changes to the risk factors set forth in our 2019 Annual Report on Form 10-K.
Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has created significant economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. We cannot predict at this time the extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, capital and results of operations. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, clients, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
The COVID-19 pandemic has contributed to, among other things (i) increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures; (ii) sudden and significant declines, and significant increases in volatility, in financial markets; (iii) ratings downgrades, credit deterioration and defaults in many industries; (iv) significant draws on credit lines as clients seek to increase liquidity; (v) significant reductions in the targeted federal funds rate (which was reduced to a target rate of between zero and 0.25% in the first quarter and may be reduced to below zero if the Federal Reserve determines economic conditions warrant); and (vi) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements and the current environment, including increased fraudulent activity. In addition, we also face an increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions and actions governmental authorities take in response to those conditions. Moreover, we have focused resources and management attention towards managing the impacts from COVID-19 pandemic, which will likely result in a slowdown of our growth initiatives and other investments in the near term.
We are prioritizing the safety of our employees. We have currently moved to a work-from-home plan, prohibited all business travel and postponed or move online all SVB-hosted events, and enabled remote access to our systems. If our work-from-home plan is not effective or if there are negative effects from a prolonged work-from-home arrangement, it may lead to reduced productivity and significant disruptions in our business operations. We are also developing a plan for employees to eventually return to work in our offices, the manner and timing of which are unclear. Our return to work plan will be subject to a variety of complex considerations including, among others, international, federal, state and local government and health organization guidance, health and safety implications (including potential health testing requirements), employee needs, and the practical requirements of potential office reconfigurations or a phased return. It is also possible that our current extended work-from-home model may affect or change our prior—work-in-the-office model, as we may allow an increase in remote working practices.
Many of our counterparties and third-party service providers have also been, and may further be, affected by “stay-at-home” orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. As a result, our operational and other risks are generally expected to increase until the pandemic subsides.
We are offering special financial assistance to support certain clients who are experiencing financial hardships related to the COVID-19 pandemic, including offering certain venture-backed companies, Private Bank, Wine and other clients the opportunity to temporarily defer their scheduled loan principal payments. We continue to engage with our clients to understand client needs, and we may implement additional assistance or other relief to supporting clients across various sectors and life stages. Additionally, we are participating as a lender under the Paycheck Protection Program under CARES Act and may participate in other government relief programs in the U.S. or internationally. These government programs are complex and our participation in any of these programs may lead to governmental, regulatory and other scrutiny, litigation and negative publicity and reputation damage for us and our customers who participate. Overall, these relief measures, whether our own programs or our participation in government programs, are new programs for us (with new or revised regulatory guidance for the government programs that may be issued at different times throughout the process) and we may not be successful in implementing or administering the programs as intended. Further, the extent to which these programs are successful in assisting our clients is uncertain. If these relief measures are not effective, there may be an adverse effect on our revenue and results of operations, including increased provisions in our allowance for credit losses, higher rates of default and increased credit losses in future periods.
Certain industries where the Company has credit exposure, including the technology, life science/healthcare and premium wine industries, have experienced, and are expected to continue to experience, significant operational and financial challenges as a result of COVID-19. As examples, many of our early-stage clients have limited cash on hand with limited or no financing sources available and may experience difficulties sustaining their businesses; and, our premium wine industry clients may be impacted by the loss of restaurant and winery sales. These negative effects have resulted in a number of clients making higher than usual draws on outstanding lines of credit, which may negatively affect our liquidity if current economic conditions persist. The effects of COVID-19 may also cause our clients to be unable to pay their loans as they come due or decrease the value of collateral, such as accounts receivable, which we expect would cause significant increases in our credit losses. For certain early-stage and mid-stage clients, repayment of loans is dependent upon receipt of additional financing from venture capitalists or others, or in some cases, upon a successful sale to a third party, public offering or other form of liquidity or “exit” event. Further, many of our private equity/venture capital loans are dependent on the payment of capital calls or management fees by underlying limited partner investors in funds managed by private equity and venture capital firm clients. The effects of the COVID-19 pandemic has caused client valuations to drop, reduced the rate of financing or other “exit” events and impaired the ability of investors to meet their financial obligations to our clients, all of which has had and may continue to have an adverse effect on our clients’ ability to repay their loans to us.

In connection with negotiated credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology, life science and healthcare industries subject to applicable regulatory limits. We have also made investments through SVB Financial, SVB Leerink and our SVB Capital family of funds in venture capital funds and direct investments in companies, many of which are required to be carried at fair value or are impacted by changes in fair value. Due to the negative effects of the COVID-19 pandemic as well as recent declines, and significant increases in volatility, in financial markets, the value of these assets have decreased, and may continue to decrease (potentially in a significant manner). Additionally, because valuations of private companies are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value for private companies may differ materially from the values that would have been used if a ready market for these securities existed.

The effects of the COVID-19 pandemic has led to a significant slowdown in IPO and M&A activity, resulting in fewer transactions overall and therefore decreased revenues of SVB Leerink, our investment banking business, as such revenues stem primarily from underwriting and advisory fees associated with capital markets and M&A transactions. The IPO and M&A slowdown also impacts our ability to monetize and realize gains from our equity warrant assets and other nonmarketable securities. Additionally, a slowdown in overall private equity and venture capital investment levels may reduce the need for our clients to borrow from our capital call lines of credit, which are typically utilized by our private equity and venture capital fund clients to make investments prior to receipt of capital called from their respective limited partners.

Our earnings and cash flows are dependent to a large degree on net interest income (the difference between interest income from loans and investments and interest expense on deposits and borrowings). Net interest income is significantly affected by market rates of interest. The significant reductions to the federal funds rate have led to a decrease in the rates and yields on U.S. Treasury securities, in some cases declining below zero. If interest rates are reduced further in response to COVID-19, we expect that our net interest income will decline, perhaps significantly. The overall effect of lower interest rates cannot be predicted at this time and depends on future actions the Federal Reserve may take to increase or reduce the targeted federal funds rate in response to the COVID-19 pandemic, and resulting economic conditions. Our net interest income is also impacted by our loan volume. If our loan levels were to decline, our net interest income would also be negatively impacted.

Our core fee income may be negatively affected by decreasing business activity due to the COVID-19 pandemic. For example, credit card activity and fees have declined, and may continue to decline in the future. Foreign exchange fees and letters of credit and standby letters of credit fees may also decline if the negative effect on business activity persists for a prolonged period of time. Additionally, our deposit levels may fluctuate during the current environment. It is difficult to predict client liquidity in a challenging economic environment, as clients may increase their draws on their lines of credit to bolster their cash positions, or clients may not be able to obtain additional financing which may lead to the depletion of their cash positions. Declines in client deposit levels may negatively affect our liquidity, as well as our net interest income.

The effects of the COVID-19 pandemic on economic and market conditions have increased demands on our liquidity as we meet our clients’ needs. In addition, these adverse developments may negatively affect our capital and leverage ratios. We have temporarily suspended our stock repurchases and will reevaluate the program once the economic environment is more stable. We will continue to exercise prudent capital management and monitor the business environment.
Governmental authorities worldwide have taken unprecedented measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the negative effects of COVID-19 or avert severe and prolonged reductions in economic activity.
Other negative effects of COVID-19 that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time, but it is likely that our business, financial condition, liquidity, capital and results of operations will continue to be adversely affected until the pandemic subsides and the U.S. economy begins to recover. Further, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q. Until the pandemic subsides, we expect continued draws on lines of credit, reduced revenues from our lending businesses, increased credit losses in our lending portfolios and reduced activity in our noninterest income-producing lines of business. Even after the pandemic subsides, it is possible that the U.S. and other major economies continue to experience a prolonged recession, which we expect would materially and adversely affect our business, financial condition, liquidity, capital and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Stock repurchase activity during the three months ended March 31, 2020 was as follows:

Period ended	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under the programs (1)
January 31, 2020	62,655	$245.94	62,655	$334,590,536
February 29, 2020	181,568	245.70	181,568	289,979,534
March 31, 2020	—	—	—	—
Total	244,223	$245.76	244,223	$289,979,534

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: May 11, 2020	/s/ DANIEL BECK
Daniel Beck
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: May 11, 2020	/s/ KAREN HON
Karen Hon
Chief Accounting Officer
(Principal Accounting Officer)