Form 10-K
period 2020-12-31
SVB FINANCIAL GROUP
filed 2021-03-01
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity securities held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $10,704,636,319.
At January 31, 2021, 51,949,900 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company's 2021 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2020	Part III

Glossary of Frequently-used Acronyms in this Report

ACL — Allowance for Credit Losses
AFS— Available-for-Sale
AICPA— American Institute of Certified Public Accountants
ASC— Accounting Standards Codification
ASU— Accounting Standards Update
CECL — Current Expected Credit Losses
CET 1 — Common Equity Tier 1
DFPI— California Department of Financial Protection and Innovation
EHOP— Employee Home Ownership Program of the Company
EPS— Earnings Per Share
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
OTTI — Other Than Temporary Impairment
PPP — Paycheck Protection Program
SEC— Securities and Exchange Commission
SPD-SVB— SPD Silicon Valley Bank Co. Ltd. (the Bank's joint venture bank in China)
TDR— Troubled Debt Restructuring
U.K. — United Kingdom
VIE— Variable Interest Entity

Forward-Looking Statements
This Annual Report on Form 10-K, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this report, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, management has in the past and may in the future make forward-looking statements to analysts, investors, representatives of the media and others. Forward-looking statements are statements that are not historical facts and represent only our beliefs regarding future events. Broadly speaking, forward-looking statements include, but are not limited to, the following:

•Financial projections, including with respect to our net interest income, noninterest income, earnings per share, noninterest expenses (including professional services, compliance, compensation and other costs), cash flows, balance sheet positions, capital expenditures, deposit growth, liquidity and capitalization or other financial items;
•Descriptions of our strategic initiatives, plans or objectives for future operations, including pending sales or acquisitions, including the announced planned acquisition of Boston Private Financial Holdings, Inc. ("Boston Private");
•Forecasts of private equity and venture capital funding and investment levels;
•Forecasts of future interest rates, economic performance, and income from investments;
•Forecasts of expected levels of provisions for loan losses, loan growth, loan mix, loan yields and client funds;
•The outlook on our clients' performance;
•The potential effects of the COVID-19 pandemic; and
•Descriptions of assumptions underlying or relating to any of the foregoing.

You can identify this and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “assume,” “seek,” “expect,” “plan,” “intend,” and the negative of such words or comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we have based these expectations on our current beliefs as well as our assumptions, and such expectations may not prove to be correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside our control. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements. Important factors that could cause our actual results and financial condition to differ from the expectations stated in the forward-looking statements include, among others:
•Market and economic conditions (including the general condition of the capital and equity markets, and IPO, M&A and financing activity levels) and the associated impact on us (including effects on client demand for our commercial and investment banking and other financial services, as well as on the valuations of our investments);
•The COVID-19 pandemic and its effects on the economic and business environments in which we operate;
•The impact of changes in the U.S. presidential administration and the U.S. Congress on the economic environment, capital markets and regulatory landscape, including monetary, tax and other trade policies;
•Changes in the volume and credit quality of our loans as well as volatility of our levels of nonperforming assets and charge-offs;
•The impact of changes in interest rates or market levels or factors affecting or affected by them, especially on our loan and investment portfolios;
•The adequacy of our allowance for credit losses and the need to make provisions for credit losses for any period;
•The sufficiency of our capital and liquidity provisions;
•Changes in the levels of our loans, deposits and client investment fund balances;
•Changes in the performance or equity valuations of funds or companies in which we have invested or hold derivative instruments or equity warrant assets;
•Variations from our expectations as to factors impacting our cost structure
•Changes in our assessment of the creditworthiness or liquidity of our clients or unanticipated effects of credit concentration risks which create or exacerbate deterioration of such creditworthiness or liquidity;
•Variations from our expectations as to factors impacting the timing and level of employee share-based transactions;
•The occurrence of fraudulent activity, including breaches of our information security or cyber security-related incidents;

•Business disruptions and interruptions due to natural disasters and other external events;
•The impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;
•The expansion of our business internationally, and the impact of international market and economic events on us;
•The effectiveness of our risk management framework and quantitative models;
•The impact of governmental policy, legal requirements and regulations including regulations promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), and other regulatory requirements;
•Our ability to maintain or increase our market share, including through successfully implementing our business strategy and undertaking new business initiatives, including through the integration of Boston Private;
•An inability to complete the acquisition of Boston Private, or changes in the current anticipated timeframe, terms or manner of such acquisition;
•The occurrence of any event change or other circumstance that could give rise to the right of one or both parties to terminate the merger agreement between us and Boston Private;
•Greater than expected costs or other difficulties related to the integration of our business and that of Boston Private;
•Variations from our expectations as to the amount and timing of business opportunities, growth prospects and cost savings associated with completing the acquisition of Boston Private;
•The inability to retain existing Boston Private clients and employees following the closing of the Boston Private acquisition;
•Unfavorable resolution of legal proceedings or claims, as well as legal or regulatory proceedings or governmental actions;
•Variations from our expectations as to factors impacting our estimate of our full-year effective tax rate;
•Changes in applicable accounting standards and tax laws;
•Regulatory or legal changes or their impact on us; and
•Other factors as discussed in “Risk Factors” under Part I, Item 1A of this report.
The operating and economic environment has continued to be impacted by the COVID-19 pandemic, which has created major economic and financial disruptions that have adversely affected, and may continue to adversely affect, certain of our business, operations, financial performance and prospects. Even after the COVID-19 pandemic subsides, it is possible that the U.S. and other major economies will experience or continue to experience a prolonged recession, which could materially and adversely affect our business, operations, financial performance and prospects. Statements about the effects of the COVID-19 pandemic on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us.
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
As of December 31, 2020, on a consolidated basis, we had total assets of $115.5 billion, total investment securities of $49.3 billion, total loans, amortized cost, of $45.2 billion, total deposits of $102.0 billion and total SVB Financial stockholders' equity of $8.2 billion.
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
Global Commercial Bank
Our Global Commercial Bank segment is comprised of results primarily from our Commercial Bank, our Global Fund Banking (formerly Private Equity) Division, SVB Wine and our Debt Fund Investments, each as further described below.
Commercial Bank. Our Commercial Bank products and services are provided by the Bank and its subsidiaries to commercial clients primarily in the technology and life science/healthcare industries. The Bank provides solutions to the financial needs of commercial clients through credit, treasury management, foreign exchange, trade finance and other financial products and services. We broadly serve clients within the U.S., as well as non-U.S. clients in key international innovation markets.
The Bank offers commercial clients a full range of credit solutions including traditional term loans, equipment loans, asset-based loans, revolving lines of credit, warehouse facilities, recurring revenue facilities, mezzanine lending, acquisition finance facilities, corporate working capital facilities, and credit card programs. These loans may be secured by clients' assets or future cash flows or may be unsecured.
The Bank's treasury management products and services include a wide range of deposits and receivable services, payments and cash management solutions accessible through our expanding online and mobile banking platforms. Deposit products include business and analysis checking accounts, money market accounts, multi-currency accounts, in-country bank accounts and sweep accounts. In connection with deposit services, the Bank provides receivables services, which include merchant services, remote capture, lockbox, and fraud control services. Payment and cash management products and services include wire transfer and automated clearing house payment services to enable clients to transfer funds more quickly, as well as business bill pay, business credit and debit cards, account analysis and disbursement services.
The Bank's foreign exchange and trade finance products and services help to facilitate clients' global finance and business needs. These products and services include foreign exchange services that help commercial clients to manage their foreign currency needs and risks through the purchase and sale of currencies in the spot market as well as with currency swaps and hedges. The Bank also offers letters of credit, including export, import and standby letters of credit, to enable clients to ship and receive goods globally.
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
Global Fund Banking (formerly Private Equity) Division. Our Global Fund Banking Division provides banking products and services primarily to our global private equity and venture capital clients.
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
SVB Private Bank
SVB Private Bank is the private banking and wealth management division of the Bank and provides a broad array of personal financial solutions for its clients, which are primarily executive leaders and senior investment professionals in the innovation economy. SVB Private Bank, which includes SVB Wealth Advisory, a registered investment advisor and broker-dealer subsidiary of the Bank, offers a customized approach to private wealth management and private banking services, including mortgages, home equity lines of credit, restricted stock purchase loans, capital call lines of credit and other secured and unsecured lending products. We also help our private banking clients meet their cash management needs by providing deposit account products and services, including checking, money market, certificates of deposit accounts, online banking, credit cards and other personalized banking services. SVB Private Bank also includes SVB Wealth Advisory, an investment advisory subsidiary of the Bank, which provides private wealth management services to individual clients.
On January 4, 2021, SVBFG, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boston Private Financial Holdings, Inc., a Massachusetts corporation (“Boston Private”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Boston Private will merge with and into SVBFG, with SVBFG continuing as the surviving entity in the transaction. Following the transaction, Boston Private’s wholly owned subsidiary, Boston Private Bank & Trust Company, will merge with and into the Bank (the “Bank Merger”), with Silicon Valley Bank continuing as the surviving entity in the Bank Merger. Boston Private provides a full spectrum of wealth, trust, and private banking services dedicated to helping clients simplify and strengthen their financial positions. The transaction has been unanimously approved by both companies' Boards of Directors and is expected to close in mid-2021, subject to the satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval by the shareholders of Boston Private. As the transaction was not signed, and did not close, as of December 31, 2020, results for Boston Private are not included in this report.
SVB Capital
SVB Capital is the venture capital investment arm of SVB Financial Group, which focuses primarily on funds management. SVB Capital manages over $6.8 billion of funds on behalf of third party limited partner investors and, on a more limited basis, SVB Financial Group. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds, and more recently (as a result of an acquisition from WestRiver Group in December 2020), debt funds that provide lending and other financing solutions. SVB Capital generates income for the Company primarily through investment returns (including carried interest) and management fees. See Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.
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
For more information about our four operating segments, including financial information and results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Segment Results” under Part II, Item 7 of this report, and Note 24—“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Revenue Sources
Our total revenue is comprised of net interest income and noninterest income. Net interest income on a fully taxable equivalent basis and noninterest income for the year ended December 31, 2020 were $2.17 billion and $1.84 billion, respectively.
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
Noninterest income is primarily income generated from our fee-based services and gains on our investments and derivative securities. We offer a wide range of fee-based financial services to our clients, including global commercial banking, private banking and other business services. We generally refer to revenues generated by such fee-based services as our "core fee income," (a non-GAAP measure) which is comprised of our client investment fees, foreign exchange fees, credit card fees, deposit service charges, lending related fees and letters of credit and standby letters of credit fees. In addition, through SVB Leerink, we offer investment banking and M&A advisory services. We generally refer to our core fee income plus revenues generated by these investment banking and M&A advisory services as “core fee income plus SVB Leerink revenue.” We believe our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model. Additionally, we hold available-for-sale, held-to-maturity, non-marketable and marketable investment securities. Subject to applicable regulatory requirements, we manage and invest in private equity/venture capital funds that invest directly in privately-held companies, as well as funds that invest in other private equity/venture capital funds. Gains on these investments are reported in our consolidated statements of income and include noncontrolling interests. We also recognize gains from warrants to acquire stock in client companies, which we obtain in connection with negotiating credit facilities and certain other services. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Gains on Investment Securities, Net” and "Gains on Equity Warrant Assets, Net" under Part II, Item 7 of this report.
We derive substantially all of our revenue from U.S. clients. We derived less than 10 percent of our total revenues from foreign clients for each of 2020, 2019 and 2018.
Client Industries
We provide products and services to serve the needs of our clients in each of the industries described below. We serve our commercial company clients throughout their life cycles, beginning with the "emerging" or "early-stage" and progressing through later stages as their needs mature and expand, primarily in the technology and life science/healthcare industries. We also serve other targeted client industries --- private equity and venture capital firms, premium wine and private banking/wealth management.
Technology and Life Science/Healthcare
We serve a variety of clients in the technology and life science/healthcare industries. Our technology clients tend to be in the industries of frontier tech and hardware (such as semiconductors, communications, data, storage and electronics); enterprise and consumer software/internet (such as infrastructure software, applications, software services, digital content and advertising technology), fintech and energy and resource innovation ("ERI"). Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. A key component of our technology and life science/healthcare business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. We serve these clients primarily through three practices:
•Our SVB Accelerator practice focuses on serving our “emerging” or “early-stage” clients. These clients are generally privately-held companies in the start-up or early stages of their life cycles and funded by friends and family, “seed”

or “angel” investors or have gone through an initial round of venture capital financing. They are typically engaged primarily in research and development activities and may have brought only a few products or services to market, if any. SVB Accelerator clients tend to have annual revenues below $5 million, and many are pre-revenue companies.
•Our SVB Growth practice serves our “mid-stage” and “later-stage” clients. These clients are generally privately-held companies in the intermediate or later stages of their life cycles, and are often dependent on venture capital for funding. However, some of these clients are in the more advanced stages of their life cycles and may be publicly-held or poised to become publicly-held. Our SVB Growth clients generally have a more established product or service offering in the market and may be in a period of expansion. SVB Growth clients tend to have annual revenues between $5 million and $75 million.
•Our SVB Corporate Finance practice primarily serves our large corporate clients, which are more mature and established companies. These clients are generally publicly-held or large privately-held companies and have a more sophisticated product or service offering in the market. SVB Corporate Finance clients tend to have annual revenues over $75 million.

In addition, our Sponsored Finance group provides debt financing in support of private equity sponsored company acquisitions, primarily technology and life science/healthcare companies.

Global Fund Banking (formerly Private Equity/Venture Capital)
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
Since our founding, we have cultivated strong relationships within the venture capital community, which has over time expanded to relationships within the private equity community. We believe our network helps to facilitate deal flow opportunities between these private equity/venture capital firms and the companies within the markets we serve.
Premium Wine
We are one of the leading providers of financial services to premium wine producers across the western United States, primarily in California’s Napa Valley, Sonoma County and Central Coast regions, as well as the Pacific Northwest. We focus on vineyards and wineries that produce grapes and premium wines.
Private Bank/Wealth Management
We provide private banking and wealth management services to consumer clients, including private equity/venture capital professionals and executive leaders of the innovation companies they support. We offer private banking, cash management and wealth management services to meet their personal banking and financial needs.

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
Human Capital
SVB Financial Group’s success is dependent on our ability to retain, attract and motivate qualified employees. We rely on our personnel, which includes a substantial number of employees who have technical or other expertise and/or a strong network of relationships with individuals and institutions in the markets we serve. Competition for skilled and qualified personnel in financial services, technology and innovation is significant in the markets in which we operate. As part of our effort to retain, attract and motivate employees, we strive to offer competitive compensation and benefits, promote diversity, equity and inclusion, support the safety and well-being of our employees, encourage our employees to give back to their communities and lead with our corporate values. Through these efforts, we strive to foster a workplace and environment that empower our employees to be successful.
As of December 31, 2020, we employed 4,461 full-time equivalent employees. Approximately 81% of our employees are in the United states and approximately 19% are in international locations, including the United Kingdom, Ireland, Germany, Israel, China, Hong Kong, Canada, India and Denmark.
Specifically during 2020, much of our human capital management focus was in response to the COVID-19 pandemic. As described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management’s Overview of 2020 Financial Performance – Recent Developments – COVID-19”, we focused on the safety, well-being and stability of our people. We maintained our workforce without the need for any furloughs or layoffs. Our primary focus was to provide support for our employees, including expanded medical and other support to those directly impacted by COVID-19, mental health and wellness support, and other work-from-home support such as utility stipends and technology and equipment.
Compensation and Benefits. In order to retain and attract talent, we provide employees with competitive compensation and benefits packages. Our compensation and benefits program provides both short-term and long-term awards, incentivizing performance and aligning employee and shareholder interests. Employee compensation packages include a competitive base salary and, subject to Company and individual performance, may include an annual incentive cash bonus. Employees at certain levels are eligible to receive equity awards tied to the value of the Company’s stock. Other employee benefits include health insurance (medical, dental and vision), parental bonding leave, a 401(k) plan with matching employee contributions, an employee stock purchase plan, an employee home ownership plan that offers mortgages on primary homes, paid time off, life insurance, disability insurance and learning opportunities.
Diversity, Equity and Inclusion (“DEI”). We believe that advancing diversity, equity and inclusion produces better results for our clients and is crucial to attracting and retaining skilled personnel. We embrace pathways to increase diversity and achieve gender parity in our senior leadership. Our approach to promoting a diverse and inclusive workplace includes employee awareness programs and resource groups, internal DEI-focused “town hall” meetings, training and educational opportunities, fair pay analysis, leadership development, hiring outreach programs and strategic partnerships to advance diversity objectives. We published our first DEI report in 2020, a copy of which is available on our Company website.
Safety and Well-Being. The safety and well-being of our employees is of paramount importance. We have developed and maintain company procedures and practices to ensure the safety of our employees in the different markets we operate. We are also committed to maintaining a work environment that is free of harassment or discriminatory practices. We have processes and escalation channels for employees to report harassment, discrimination or other concerns. In addition, we regularly seek feedback from employees through engagement surveys to help evaluate whether employees are satisfied and engaged in their job positions, as well as understand and are aligned with our business objectives and values.
Community. We are committed to giving back to the communities in which our employees live and work and believe these efforts help us retain and attract talent. We match certain employee charitable donations to eligible non-profits. We also encourage employee volunteering. Our non-profit charitable SVB Foundation also contributes to community organizations and other causes. We have published our Corporate Responsibility Report for 2020 on our website, which provides additional information about our community initiatives.
Company Values. Our Company values guide our actions and empower our employees to be successful. Our core values are: start with empathy for others; speak and act with integrity; embrace diverse perspectives; take responsibility; and keep learning and improving. We believe that our values are key to attracting, retaining, and inspiring our employees and contribute to the success of both our business and the innovation economy more generally.
Supervision and Regulation
Our bank and bank holding company operations are subject to extensive regulation by federal and state regulatory agencies. This regulation is intended primarily for the stability of the U.S. banking system as well as the protection of depositors and the Deposit Insurance Fund (the “DIF”). This regulation is not intended for the benefit of our security holders.
As a bank holding company that has elected financial holding company (“FHC”) status, SVB Financial is subject to primary regulation, supervision, and examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve as well as the DFPI. In addition, the Bank must comply with certain requirements of the FDIC as, to the extent provided by law, the Bank’s deposits are insured by the FDIC. Our consumer banking activities also are subject to regulation and supervision by the Consumer Financial Protection Bureau (the “CFPB”).
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
The following discussion of statutes and regulations is a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. Regulators, the U.S. Congress, state legislatures and international consultative and standard-setting bodies continue to enact rules, laws and policies to regulate the financial services industry and public companies in an effort to protect consumers and investors, and may have differing interpretations in the implementation of such rules. The change of control in the U.S. Congress and in the U.S. presidential administration, as well as related changes in key personnel at regulatory agencies, could result in changes in regulations applicable to us and how they are interpreted. As a result, the precise nature of these laws and regulations and the effect of such policies on the Company’s business cannot be predicted and, in some cases, may have a material and adverse effect on our business, financial condition, and/or results of operations. For more information, see “Risk Factors-Legal and Regulatory Risks” under Part I, Item IA of this report.

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
Enhanced Prudential Standards
In October 2019, the federal banking agencies issued rules that tailor the application of enhanced prudential standards to large bank holding companies and the capital and liquidity rules to large bank holding companies and depository institutions (the “Tailoring Rules”) to implement amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) under the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”). Under the EGRRCPA, the threshold above which the Federal Reserve is required to apply enhanced prudential standards to bank holding companies increased from $50 billion in average total consolidated assets to $250 billion. The Federal Reserve may also impose enhanced prudential standards on bank holding companies with between $100 billion and $250 billion in average total consolidated assets.
Under the Tailoring Rules, banking organizations are grouped into four categories based on their U.S. G-SIB status, size and four other risk-based indicators. The most stringent standards apply to U.S. G-SIBs, which represent Category I, and the least stringent standards apply to Category IV organizations, which have between $100 billion and $250 billion in average total consolidated assets and less than $75 billion in all four other risk-based indicators. SVB Financial, as a banking organization with less than $100 billion in average total consolidated assets, currently is not subject to most of the enhanced prudential standards, but will be subject to heightened requirements when we surpass $100 billion in average total consolidated assets over four consecutive financial quarters, which we expect to occur in 2021. Category IV firms are, among other things, subject to (1) certain liquidity risk management and risk committee requirements, including liquidity buffer and liquidity stress testing requirements; (2) requirements to develop and maintain a capital plan on an annual basis; and (3) supervisory capital stress testing on a biennial basis. Several of the standards are summarized below:

•Risk Management. Bank holding companies with $50 billion or more in average total consolidated assets, including SVB Financial, are subject to risk committee and risk management requirements. In addition, bank holding companies with $100 billion or more in average total consolidated assets are subject to liquidity risk management, liquidity buffer and liquidity stress testing requirements.
•Comprehensive Capital Analysis and Review (“CCAR”). Bank holding companies with $100 billion or more in average total consolidated assets are required to submit an annual capital plan to the Federal Reserve. In January 2021, the Federal Reserve finalized changes to the capital plan rule, which will, among other things, provide firms subject to Category IV standards additional flexibility to develop their capital plans. For firms subject to CCAR, failure to submit a satisfactory plan can result in restrictions on capital distributions, including dividends and common stock repurchases. The CCAR process is intended to help ensure that BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress.
•Stress Testing. Bank holding companies with $100 billion or more in average total consolidated assets are subject to supervisory stress tests conducted by the Federal Reserve every other year and, except for Category IV firms, are also subject to company-run stress testing requirements (commonly referred to as Dodd-Frank Stress Tests or “DFAST”) to determine whether the firms have sufficient capital on a consolidated basis necessary to absorb losses in baseline and severely adverse economic conditions. Because we expect to be a Category IV firm, we do not expect to be subject to DFAST. Under the Tailoring Rules, bank holding companies with less than $100 billion in average total consolidated assets are not subject to company-run or supervisory stress testing requirements.
•Resolution Planning. Except for Category IV firms, bank holding companies with $100 billion or more in average total consolidated assets are required to submit to the Federal Reserve and the FDIC a plan for rapid and orderly resolution in the event of material financial distress or failure. Bank holding companies with less than $100 billion in average total consolidated assets are not required to submit resolution plans. Because we expect to be a Category IV firm, we do not expect to be required to submit a resolution plan. Separately, the FDIC requires insured depository institutions (“IDIs”) with average total consolidated assets of $50 billion or more, such as the Bank, to submit a resolution plan with respect to the bank. In April 2019, the FDIC released an advance notice of proposed rulemaking about potential changes to its IDI resolution planning requirements, and the next round of IDI resolution plan submissions will not be required until the rulemaking process was complete. In January 2021, the FDIC lifted the moratorium on resolution plans required for IDIs with $100 billion or more in assets. The FDIC plans to provide further details surrounding its modified approach, including efforts to streamline content requirements for IDI plan submissions, as well as outline the timing for submissions, in early 2021.
•Liquidity Coverage Ratio. Banking organizations in Categories I-III and certain Category IV institutions with greater than $50 billion in weighted short-term wholesale funding (“WSTWF”) are subject to the liquidity coverage ratio (“LCR”) requirements and must maintain high-quality liquid assets in accordance with specific quantitative requirements. Given that we have less than $50 billion in WSTWF, we do not expect to be subject to an LCR requirement.
Regulatory Capital
U.S. banking organizations are subject to a comprehensive capital framework (the “Capital Rules”), issued by the federal banking agencies, which implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to the internationally agreed regulatory capital framework adopted by the Basel Committee on Banking Supervision (the “Basel Committee”).
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
Under the Capital Rules, the minimum capital ratios applicable to SVB Financial and the Bank are as follows: 4.5% CET1 capital, 6.0% Tier 1 capital, 8.0% Total capital and 4.0% Tier 1 leverage. In addition, banking organizations must meet a 2.5% CET1 risk-based capital conservation buffer requirement in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. The severity of the constraints would depend on the amount of the shortfall and the banking organization’s “eligible retained income” (that is, four-quarter trailing net income, net of distributions and tax effects not reflected in net income). In March 2020, for BHCs with $100 billion or more in assets, the Federal Reserve approved a final rule replacing the static 2.5% component of the capital conservation buffer with a firm-specific stress capital buffer (“SCB”) requirement, reflecting stressed losses in the supervisory severely adverse scenario of the Federal Reserve’s CCAR stress tests and including four quarters of planned common stock dividends, subject to a minimum 2.5% floor. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm will receive an updated SCB that reflects the firm’s updated planned common stock dividends. A Category IV firm may also elect to participate in the supervisory stress test in a year in which the firm would not normally be subject to the supervisory stress test to receive an updated SCB.
The regulatory capital ratios of SVB Financial and the Bank currently exceed these levels, as shown in the following chart:

December 31, 2020	SVB Financial	Bank	Required Ratio (1)
CET 1 risk-based capital	11.04%	10.70%	7.0%
Tier 1 risk-based capital	11.89%	10.70%	8.5
Total risk-based capital	12.64%	11.49%	10.5
Tier 1 leverage	7.45%	6.43%	4.0

(1)     Percentages represent the minimum capital ratios plus, as applicable, the 2.5% CET1 capital conservation buffer under the Capital Rules.
The regulatory capital ratios of SVB Financial and the Bank also exceed the “well-capitalized” requirements under relevant regulations. Refer to Note 23—“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for more information.
In July 2019, the federal banking agencies issued final rules intended to simplify compliance with capital rules for non-advanced approaches banking organizations (the “Capital Simplification Rules”), such as SVB Financial and the Bank. The Capital Simplification Rules took effect for SVB Financial as of January 1, 2020 and simplify the capital treatment of mortgage servicing assets, certain deferred tax assets, investments in unconsolidated financial institutions and minority interests for banking organizations.
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
In light of the economic disruptions and operational challenges related to the COVID-19 pandemic, in 2020 the federal banking agencies adopted a rule that provides relief to banking organizations with respect to the impact of CECL on regulatory capital (the “2020 CECL Transition Rule”). Under the 2020 CECL Transition Rule, banking organizations that adopt CECL during the 2020 calendar year, such as SVB Financial and the Bank, may delay the estimated impact of CECL on regulatory capital until January 2022, followed by a three-year period to phase out the aggregate capital benefit provided during the initial two-year delay. The rule prescribes a methodology for estimating the impact of differences in credit loss allowances reflected under CECL versus under the incurred loss methodology during the five-year transition period. We have elected to use the five-year transition option under the 2020 CECL Transition Rule.
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
The Capital Simplification Rules eliminate the standalone prior approval requirement for any repurchase of common stock. In certain circumstances, repurchases of common stock may be subject to a prior approval or notice requirement under other regulations or policies of the Federal Reserve. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve. Once we exceed $100 billion in average total consolidated assets and are subject to the SCB and CCAR framework, we will be required to submit an annual capital plan to the Federal Reserve.

If we are required to resubmit a capital plan, we must receive prior approval from the Federal Reserve for any dividend, stock repurchase or other capital distribution, other than a capital distribution on a newly issued capital instrument.
On June 25, 2020, the Federal Reserve announced that all BHCs participating in CCAR were required to update and resubmit their capital plans in light of the economic uncertainty surrounding the COVID-19 pandemic, and such BHCs were also generally required to suspend share repurchases and limit dividend payments. On September 30, 2020, the Federal Reserve extended these measures for the fourth quarter of 2020. The Federal Reserve announced on December 18, 2020 that it would extend the distribution limitations to the first quarter of 2021, subject to adjustment, requiring that dividend payments and share repurchases be limited to an amount not in excess of average net income over the four preceding quarters, provided that dividend payments remain limited to the amount paid in the second quarter of 2020.
Proprietary Trading and Relationships with Certain Funds
The Volcker Rule, set out in section 13 of the BHC Act, restricts, among other things, bank holding companies and their affiliates from engaging in proprietary trading and from sponsoring, investing in, or having certain other relationships with certain privately offered funds, including certain hedge funds and private equity funds (“covered funds”). On June 6, 2017, we received notice that the Federal Reserve approved our application for an extension of the permitted conformance period for our investments in certain “illiquid” covered funds ("Restricted Volcker Investments"). The approval extends the deadline by which the Company must sell, divest, restructure or otherwise conform such Restricted Volcker Investments to the provisions of the Volcker Rule until the earlier of July 21, 2022 or the date by which each fund matures by its terms or is otherwise conformed to the Volcker Rule. As of December 31, 2020, we estimate that the aggregate carrying value and fair value of venture capital and private equity fund investments deemed to be Restricted Volcker Investments was approximately $230 million. These investments are comprised of interests attributable solely to the Company in our consolidated managed funds and certain of our non-marketable securities. We expect these Restricted Volcker Investments will comply with the Volcker Rule, subject to the amended rules and amendments discussed below, before July 21, 2022 (or, if they do not comply, be disposed of prior to July 21, 2022).
In October 2019, the Volcker Rule implementing agencies, including the Federal Reserve (the “Agencies”), finalized rules amending the regulations implementing the Volcker Rule (the "2019 Volcker Amendments"). These amendments tailor compliance requirements based on the size of a firm’s trading assets and liabilities and eliminate or adjust certain requirements to clarify permitted and prohibited activities. The 2019 Volcker Amendments went into effect on January 1, 2020, and became mandatory on January 1, 2021. Additionally, on June 25, 2020, the Agencies approved further amendments (the “2020 Volcker Amendments”) effective October 1, 2020, which provide for, among other things, the adoption of new exclusions from the definition of “covered fund” for venture capital funds and credit funds that meet certain criteria. We believe that a substantial portion of our Restricted Volcker Investments will qualify for these new exclusions, or will have commenced or completed a liquidation or dissolution process, and thus, would not be required to be disposed of or otherwise conformed under the Volcker Rule requirements. We continue to assess the extent of the impact of the 2019 Volcker Amendments and the 2020 Volcker Amendments, on our fund investments and other areas of our business.
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
Transactions with Affiliates
Transactions between the Bank and its operating subsidiaries (such as SVB Asset Management or SVB Wealth Advisory), on the one hand, and the Bank’s affiliates (such as SVB Financial, SVB Leerink or an entity affiliated with our SVB Capital business), on the other, are subject to statutory and regulatory restrictions designed to limit the risks to the Bank and its subsidiaries, including Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. These restrictions include quantitative and qualitative limits on the amounts and types of transactions with affiliates, including extensions of credit to affiliates, investments in the stock or securities of affiliates, purchases of assets from affiliates and certain other transactions with affiliates. In addition, credit transactions with affiliates must be collateralized, and transactions with affiliates must be on market terms or better for the Bank.
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
Privacy and Cybersecurity
Data privacy and data protection are areas of increasing legislative focus. For example, the California Consumer Protection Act of 2018 (the “CCPA”), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to federal law. Such requirements will be further expanded under the California Privacy Rights Act (“CPRA”) once it goes into effect on January 1, 2023. Similar laws have been and may be adopted by other states where we do business, and the federal government may also pass data privacy or data protection legislation. In addition, in the European Union, privacy law is governed by the General Data Protection Regulation (the “GDPR”). The GDPR established enhanced compliance obligations and increased penalties for non-compliance compared to the prior law governing data privacy in the European Union.
In 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision and help reduce the potential impact of a cyber incident on the financial system. The proposed standards focus on five areas: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience and situational awareness. As of December 2020, the federal banking agencies have not issued further guidance on this issue.
In December 2020, the federal banking agencies released a notice of proposed rulemaking regarding notification requirements for banking organizations and bank service providers related to significant cybersecurity incidents. Under the proposal, among other requirements, a banking organization would be required to notify its primary banking regulator within 36 hours of a “computer-security incident” that it believes could impact its ability to carry out banking operations or deliver services to a material portion of its customer base, result in a material loss of revenue, profit, or franchise value, or impact the stability of the U.S. financial sector.
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
In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.
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
Regulation of Certain Subsidiaries and Regulatory Affiliates
SVB Leerink LLC, a subsidiary of SVB Leerink, and SVB Wealth Advisory, Inc., a subsidiary of the Bank, are each registered as broker-dealers with the SEC and are members of FINRA, and are subject to regulation by both agencies. They are also members of the Securities Investor Protection Corporation. SVB Asset Management, SVB Wealth Advisory and funds management entities associated with SVB Leerink Capital LLC, a subsidiary of SVB Leerink, are registered with the SEC under the Investment Advisers Act of 1940, as amended, and are subject to its corresponding regulations.
SVB Leerink LLC and SVB Wealth Advisory must comply with the financial responsibility rules governing broker-dealers, including Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to measure the general financial condition and liquidity of a broker-dealer and seek to ensure its financial stability in light of its activities. It is required to maintain minimum net capital levels, which could limit the ability for capital to be withdrawn or require a capital infusion to support growth in the business or new or ongoing activities.
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
Further, the Company has oversight responsibilities with respect to the regulatory compliance of certain unconsolidated subsidiaries and affiliates, such as Vouch Inc. and Bolster Networks, Inc., that the Company may be deemed to control for purposes of the BHC Act.
Securities Registration and Listing
SVB Financial’s common stock, 5.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), and depositary shares, each representing a 1/40th interest in a share of Series A Preferred Stock (“Series A Depositary Shares”), as well as Series B Non-Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”), and depositary shares, each representing a 1/100th interest in a share of Series B Preferred Stock (“Series B Depositary Shares”), are registered under the Securities Act of 1933, as amended. SVB Financial’s common stock and Series A Depositary Shares are also listed on the Nasdaq Global Select Market. As such, SVB Financial is subject to the SEC’s information, proxy solicitation, insider trading, corporate governance, and other public company requirements and restrictions as well as Nasdaq’s Marketplace Rules and other requirements.
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
International Regulation
Our international-based subsidiaries and offices and global activities, including our banking branches in the United Kingdom, Germany, Canada and the Cayman Islands as well as our joint venture bank in China, are subject to the respective laws and regulations of those countries and the regions in which they operate. This includes laws and regulations promulgated by, but not limited to, the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom, the Office of the Superintendent of Financial Institutions in Canada, the German Federal Financial Supervisory Authority (BaFin), the China Banking and Insurance Regulatory Commission, the Cayman Islands Monetary Authority and the Hong Kong Monetary Authority. Pursuant to UK regulatory requirements, Silicon Valley Bank will need to restructure its UK branch into a full-service bank subsidiary when the branch reaches £100 million of insured small business deposits, which we currently expect will be sometime in 2022.
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
ITEM 1A.    RISK FACTORS
Our business faces material risks, including credit, market and liquidity, operational, legal and regulatory and strategic and reputational risks. The factors described below are not intended to serve as a comprehensive listing of the risks we face. Additional risks and uncertainties that we have not identified as material, or of which we currently are not aware, may also impair our business operations. If any of the events or circumstances described in the following factors occurs, our business, financial condition and/or results of operations could be materially and adversely affected.
Summary of Risk Factors
Credit Risks
•Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile, and we may need to make material provisions for credit losses in any period.
•Our allowance for credit losses is determined based upon both objective and subjective factors, and may not be adequate to absorb any actual credit losses.
•The borrowing needs of our clients have been and may continue to be unpredictable, especially during a challenging economic environment. We may not be able to meet our unfunded credit commitments, or adequately reserve for losses, which could have a material adverse effect.
Market and Liquidity Risks
•Our interest rate spread has and may continue to decline in the future. Any material reduction in our interest rate spread could have a material adverse effect on our business, results of operations or financial condition.
•Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

•Our equity warrant assets, venture capital and private equity fund investments and direct equity investment portfolio gains depend upon the performance of our portfolio investments and the general condition of the public and private equity and M&A markets which are uncertain and may vary materially by period.
•Changes in the market for public equity offerings, M&A or a slowdown in private equity or venture capital investment levels may affect the needs of our clients for investment banking or M&A advisory services and lending products, which could adversely affect our business, results of operations or financial condition.
Operational Risks
•Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.
•The occurrence of fraudulent activity, breaches of our information security or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.
•We face risks associated with the ability of our information technology systems and our people and processes to support our operations and future growth effectively.
•Business disruptions due to natural disasters and other external events beyond our control have in the past adversely affected our business, financial condition or results of operations and may do so in the future.
•We face risks from a prolonged work-from-home arrangement, as well as from our eventual implementation of a broader plan to return to the office or increase virtual working arrangements.
•We face risks from our interactions with business partners, service providers and other third parties.
•The soundness of other financial institutions could adversely affect us.
•We depend on the accuracy and completeness of information about customers and counterparties.
•We face risks associated with our current international operations and ongoing international expansion.
•Our holding company, SVB Financial, relies on equity warrant assets income, investment distributions and dividends from its subsidiaries for most of its cash revenues.
•Climate change has the potential to disrupt our business and adversely impact the operations and creditworthiness of our clients.
Legal and Regulatory Risks
•We are subject to extensive regulation that could limit or restrict our activities, impose financial requirements or limitations on the conduct of our business, or result in higher costs to us, and the stringency of the regulatory framework applicable to us may increase if, and as, our balance sheet continues to grow.
•We expect to exceed $100 billion of average total consolidated assets (over four quarters) during 2021. We will therefore be subject to more stringent regulations, including certain enhanced prudential standards applicable to large bank holding companies.
•We face a risk of noncompliance and enforcement action with the Bank Secrecy Act, other anti-money laundering and anti-bribery statutes and regulations, and U.S. economic and trade sanctions.
•If we were to violate, or fail to comply with, international, federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action or litigation that could have a material adverse effect on our business, financial condition, results of operations or reputation.
•Laws and regulations regarding the handling of personal data and information may impede our services or result in increased costs, legal claims or fines against us.
•Adverse results from litigation or governmental or regulatory investigations can impact our business practices and operating results.
•A failure to identify and address potential conflicts of interest could adversely affect our businesses.
•Anti-takeover provisions and federal laws may prevent a merger or acquisition that may be attractive to stockholders and/or have an adverse effect on our stock price.
Strategic, Reputational and other Risks
•Concentration of risk increases the potential for significant losses, while the establishment of limits to mitigate concentration risk increases the potential for lower revenues and slower growth.

•Decreases in the amount of equity capital available to our portfolio companies could adversely affect us.
•We face competitive pressures that could adversely affect our business, financial results, or growth.
•Our ability to maintain or increase our market share depends on our ability to attract and maintain, as well as meet the needs of, existing and future clients.
•We face risks in connection with our strategic undertakings and new business initiatives.
•Any damage to our reputation and relationships could have a material adverse effect on our business.
•An ineffective risk management framework could have a material adverse effect on our strategic planning and our ability to mitigate risks and/or losses and could have adverse regulatory consequences.
•We do not currently pay dividends on shares of our common stock and may not do so in the future.
Risks Related to Our Pending Acquisition of Boston Private
•We cannot ensure that the proposed Boston Private acquisition will be completed.
•We may fail to realize growth prospects and benefits anticipated as a result of the Boston Private acquisition.
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
Investor dependent loans. Many of our loans, particularly in our portfolios for early-stage and mid-stage privately held companies, are made to companies with modest or negative cash flows and/or no established record of profitable operations, primarily within the technology and life science and healthcare industries. Consequently, repayment of these loans is often dependent upon receipt by our borrowers of additional financing from venture capitalists or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity or “exit” event. The effects of the COVID-19 pandemic have caused certain client valuations to drop, reduced the rate of financing or other “exit” events, which has had and may continue to have an adverse effect on certain of our clients and their ability to repay their loans to us. Although these challenges have been somewhat offset by relief programs and decreased cash utilization, many of these companies may experience difficulties sustaining their businesses over time. There can be no assurance that these companies will be able to continue to obtain funding at current valuation levels, if at all and valuations may drop in a meaningful manner, which may impact the financial health of our client companies. For example, continued volatility in financial markets may make initial public offerings less attractive to investors seeking an “exit” event. In such case, investors may provide financing in a more selective manner, at lower levels and/or on less favorable terms, if at all, any of which may have an adverse effect on our borrowers’ ability to repay their loans to us.
Larger loans; syndicated loans. In addition, a significant portion of our loan portfolio is comprised of larger loans, which could increase the impact on us of any single borrower default. As of December 31, 2020, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $26.7 billion, or 59.0 percent of our portfolio. These larger loans have represented an increasing portion of our total loan portfolio over time. They include capital call lines of credit to our private equity and venture capital clients, as well as other loans made to our later-stage and larger corporate clients, and may be made to companies with greater levels of debt relative to their equity, balance sheet liquidity or cash flow. Additionally, we have continued our efforts to grow our loan portfolio by agenting or arranging larger syndicated credit facilities and participating in larger syndicates agented by other financial institutions as well as making sponsor-led buyout loans, which are leveraged buyout or recapitalization financings typically sponsored by our private equity clients. In those arrangements where we do not act as the lead syndicate agent, our control or decision-making ability over the credit facility is typically limited to our participation interest.
Loans dependent on third parties. Further, the repayment of financing arrangements we enter into with our clients may be dependent on the financial condition or ability of third parties to meet their payment obligations to our clients. For example, we enter into formula-based financing arrangements that are secured by our clients’ accounts receivable from third parties with whom they do business. We make loans secured by letters of credit issued by third party banks and enter into letters of credit discounting arrangements, the repayment of which may be dependent on reimbursement by third party banks. We extend recurring revenue-based lines of credit, where repayment may be dependent on borrowers’ revenues from third parties. We also extend project financing to solar and other renewable energy providers, where repayment may be dependent on factors related to renewable energy generation, construction and access to take-out sources of financing, including tax credit equity. Further, in our loan portfolio of private equity and venture capital firm clients, many of our clients have lines of credit, the repayment of which is dependent on the payment of capital calls or management fees by the underlying limited partner investors in the funds managed by these firms. These capital call lines of credit are a significant portion of our loan portfolio. (Capital call lines of credit represent more than half of our loan portfolio as of the end of 2020, and may in future periods increase). These third parties may not be able to meet their financial obligations to our clients or to us, which, ultimately, could have an adverse impact on us.
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
Wineries and vineyards. In addition, we lend to premium wineries and vineyards through SVB Wine. Repayment of loans made to these clients may be dependent on overall wine demand and sales, or other sources of financing or income which may be adversely affected by a challenging economic environment, as well as the value of underlying real estate and non-real estate collateral, overall grape supply and income from tourism which may be adversely affected by climate change, poor weather, heavy rains, flooding, droughts, fires, wildfires, earthquakes or other natural or catastrophic conditions. Our premium wine industry clients have been and may continue to be impacted by the loss of restaurant and winery sales as a result of the COVID-19 pandemic as well as the impacts of the California wildfires in 2020.
Loans to individuals. We also lend to individual investors, executives, entrepreneurs or other influencers in the innovation economy, primarily through SVB Private Bank, a division of the Bank. Our lending to individuals will substantially increase upon completion of our acquisition of Boston Private. These individual clients may face difficulties meeting their financial commitments, especially in a challenging economic environment, and may be unable to repay their loans, and these difficulties may be more acute if accompanied by a decline in real estate values. In certain instances, we may also relax loan covenants and conditions or extend loan terms to individual borrowers who are experiencing financial difficulties. While such determinations are based on an assessment of various factors, including access to additional capital in the near term, there can be no assurance that such continued support will result in any individual borrower meeting his or her financial commitments.
Based on the credit profile of our overall loan portfolio, our level of nonperforming loans, loan charge-offs and allowance for credit losses can be volatile and can vary materially from period to period. Increases in our level of nonperforming loans, loan charge-offs or changes in economic forecasts may require us to increase our provision for credit losses in any period, which could reduce our net income or cause net losses in that period. For instance, during the first half of 2020, we significantly increased our allowance for credit losses in response to the COVID-19 pandemic and its effect on our borrowers. The continued effects of COVID-19 or other unforeseen events or future economic downturns or recessions may cause our clients to be unable to pay their loans as they come due or decrease the value of collateral, such as accounts receivable, which could cause us to materially increase our allowance for credit losses or incur credit losses in excess of the allowance in future periods. Additionally, such increases in our level of nonperforming loans, loan charge-offs or changes in economic forecasts may also have an adverse effect on our capital ratios, credit ratings and market perceptions of us. See “Loans” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Financial Condition” under Part II, Item 7 of this report.
Our allowance for credit losses is determined based upon both objective and subjective factors, and may not be adequate to absorb credit losses.
As a lender, we face the risk that our borrower clients will fail to repay their loans when due. If borrower defaults cause large aggregate losses, it could have a material adverse effect on our business, results of operations or financial condition. We reserve for such losses by establishing an allowance for credit losses, the increase of which results in a charge to our earnings as a provision for credit losses. Although we have established an evaluation process designed to determine the adequacy of our allowance for credit losses that uses historical and other objective information reflective of the classification of loans, the establishment of credit losses are also dependent on macroeconomic forecasts as well as the subjective experience and judgment of our management. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our historical experience, as has occurred during the COVID-19 pandemic, or are otherwise inconsistent with our credit quality assessments. There can be no assurance that our allowance for credit losses will be sufficient to absorb future credit losses or prevent a material adverse effect on our business, financial condition or results of operations.
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13" or "CECL"), became effective January 1, 2020 and amended the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard removed the previous “probable” threshold in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of credit losses over the life of the financial assets. Our ability to accurately forecast estimated credit losses depends on whether our credit loss model and related inputs correspond to actual loss rates.
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
The borrowing needs of our clients have been and may continue to be unpredictable, especially during a challenging economic environment. We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments, which could have a material adverse effect on our business, financial condition, results of operations or reputation.
A commitment to extend credit is a formal agreement to lend funds to a client as long as the conditions established under the agreement have been satisfied. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. As a result, we typically have a substantial amount of total unfunded credit commitments reflected off our balance sheet, and a significant portion of these commitments ultimately expire without being drawn upon. See Note 21-“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details. However, the actual borrowing needs of our clients may exceed our expected funding requirements. For example, our client companies may be more dependent on our credit commitments in a challenging economic environment due to the lack of available credit elsewhere, the increasing costs of credit through other channels, or the limited availability of financings from private equity or venture capital firms, such as occurred at the onset of the COVID-19 pandemic, when certain clients increased utilization of credit lines to secure liquidity. In addition, limited partner investors of our private equity and venture capital fund clients may fail to meet their underlying investment commitments due to liquidity or other financing difficulties, which may impact our clients’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients may have a material adverse effect on our business, financial condition, results of operations or reputation.
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
Market and Liquidity Risks
Our interest rate spread has declined, and may continue to decline in the future. Any material reduction in our interest rate spread could have a material adverse effect on our business, results of operations or financial condition.
A significant portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and internal borrowings, and the interest rates and fees we receive on our interest-earning assets, such as loans extended to our clients, securities held in our investment portfolio and excess cash held to manage short-term liquidity. Our interest rate spread can be affected by the mix of loans, investment securities, deposits and other liabilities on our balance sheet, as well as a variety of external factors beyond our control that affect interest rate levels, such as competition, inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of various governmental bodies. For example, changes in key variable market interest rates, such as the Federal Funds, National Prime (“Prime”), LIBOR or Treasury rates, generally impact our interest rate spread. While changes in interest rates do not generally produce equivalent changes in the revenues earned from our interest-earning assets and the expenses associated with our interest-bearing liabilities, increases in market interest rates are nevertheless likely to cause our interest rate spread to increase. Conversely, if interest rates decline, our interest rate spread will likely decline. In the first quarter of 2020, the Federal Reserve lowered the target Federal Funds rate to between zero and 0.25%, which contributed to the decline of our interest rate spread, and also led to a decrease in the rates and yields on U.S. Treasury securities. If interest rates do not rise, or if the Federal Reserve lowers the target Federal Funds rate to below 0%, these low rates could continue to constrain our interest rate spread and may adversely affect our business forecasts. On the other hand, increases in interest rates may result in a change in the mix of non-interest and interest-bearing accounts, and the level of off-balance sheet market-based investment preferred by our clients, which may also impact our interest rate spread.

Changes in the method of determining LIBOR or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that we hold or issue, which could further impact our interest rate spread. In 2017, the U.K. Financial Conduct Authority announced that it would no longer persuade or compel submission of bank rates used for calculation of LIBOR after 2021. In 2020, the administrator of LIBOR announced that it will extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and will cease publishing other LIBOR settings on December 31, 2021. The federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. At this time, it is not possible to predict what rate or rates may become broadly accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.
Regulators, industry groups and certain committees (for example, the Alternative Reference Rates Committee) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted in their current form, whether they will continue to evolve, and what the ultimate effect of their implementation may be on the markets for floating-rate financial instruments.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business, both at the SVB Financial and the Bank level. We require sufficient liquidity to meet our expected financial obligations, as well as unexpected requirements stemming from client activity and market changes, such as the unexpected cash outflows that occurred at the onset of the COVID-19 pandemic when certain clients increased utilization of their credit lines. Primary liquidity resources for SVB Financial include: cash flow from investments and interest in financial assets held by operating subsidiaries other than the Bank; to the extent declared, dividends from the Bank; and as needed, periodic capital market transactions offering debt and equity instruments in the public and private markets. The primary source of liquidity for the Bank is client deposits. When needed, our liquidity is supplemented by wholesale borrowing capacity in the form of short- and long-term borrowings secured by our portfolio of high-quality investment securities, long-term capital market debt issuances and unsecured overnight funding channels available to us in the Federal Funds market. An inability to maintain or raise funds through these sources could have a substantial negative effect, individually or collectively, on SVB Financial and the Bank’s liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a downturn in asset markets such that the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of our secured obligations, a reduction in our credit rating, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as laws and regulations that limit the amount of intercompany dividends that bank subsidiaries may pay, severe volatility or disruption of the financial markets or negative views and expectations about prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our financial condition.
Our equity warrant assets, venture capital and private equity fund investments and direct equity investment portfolio gains depend upon the performance of our portfolio investments and the general condition of the public and private equity and M&A markets, which have seen significant volatility in the past year, are uncertain and may vary materially by period.
In connection with negotiated credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies primarily in the technology, life science and healthcare industries subject to applicable regulatory limits. We have also made investments through SVB Financial, SVB Leerink and our SVB Capital family of funds in venture capital funds and direct investments in companies, many of which are required to be carried at fair value or are impacted by changes in fair value. The fair values of these warrants and investments are reflected in our financial statements and are adjusted on a quarterly basis. Fair value changes are recorded as unrealized gains or losses through consolidated net income. However, the timing and amount of changes in fair value, if any, of these financial instruments depends on factors beyond our control, including the perceived and actual performance of the companies or funds in which we invest, fluctuations in the market prices of the preferred or common stock of the portfolio companies, the timing of our receipt of relevant financial information from these companies, market volatility and interest rate factors and legal and contractual restrictions. The value of these assets were impacted by the negative effects of the earlier stages of the COVID-19 pandemic. Though valuations and financial markets have rebounded since then, prolonged negative effects of the COVID-19 pandemic may have a further impact (potentially in a significant manner). Moreover, the timing and amount of our realization of actual net proceeds, if any, from our disposition of these financial instruments also often depend on factors beyond our control. In addition to those mentioned above, such factors include the level of public offerings, and M&A or other exit activity, legal and contractual restrictions on our ability to sell our equity positions (including the expiration of any “lock-up” agreements) and the timing of any actual dispositions. Because of the inherent variability of these financial instruments and the markets in which they are bought and sold, their fair market value might increase or decrease materially from period to period, and the net proceeds ultimately realized upon disposition might be materially different than the then-current recorded fair market value.
In addition, depending on the fair value of these warrants and direct equity investments, a meaningful portion of the aggregate fair value of our total warrant and direct equity investment portfolios may, from time to time, be concentrated in a limited number of warrants and direct equity investments. Valuation changes in one or more of these warrants or direct equity investments may have a material impact on the valuation of our total investment portfolio. Moreover, because valuations of private companies are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value for private companies may differ materially from the values that would have been used if a ready market for these securities existed. Therefore, fair value determinations may materially understate or overstate the value that we ultimately realize upon the sale of one or more investments. We cannot predict future realized or unrealized gains or losses, and any such gains or losses are likely to vary materially from period to period. See Note 15-”Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.
Changes in the market for public equity offerings, M&A or a slowdown in private equity or venture capital investment levels may affect the needs of our clients for investment banking or M&A advisory services and lending products, which could in turn adversely affect our business, results of operations or financial condition.
While an active market for public equity offerings, financings, and M&A activity generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering, are acquired by or merge with another entity or otherwise receive a significant equity investment.
By contrast, a low demand for public equity or M&A transactions or an inability to complete such transactions due to events affecting market conditions generally, could result in fewer transactions overall and therefore decrease revenues of SVB Leerink, our investment banking business, as such revenues stem primarily from underwriting and advisory fees associated with capital markets and M&A transactions. Although there was strong capital markets activity in the healthcare and life sciences sector in the second half of 2020, a decline in this activity in the future could lead to decreased revenues of SVB Leerink.
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
The COVID-19 pandemic has created significant economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. Although financial markets have rebounded from the significant declines that occurred earlier in the pandemic, and global economic conditions showed signs of improvement in the second half of 2020, the COVID-19 pandemic may continue to contribute to, among other things (i) increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures; (ii) sudden and significant declines, and significant increases in volatility, in financial markets; (iii) ratings downgrades, credit deterioration and defaults in many industries; (iv) increased utilization of credit lines as clients seek to bolster liquidity; (v) significant reductions in the targeted federal funds rate; and (vi) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements and the current environment, including increased fraudulent activity. In addition, we also face an increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions, actions that governmental authorities take in response to those conditions, and our implementation of and participation in special financial relief programs, such as the U.S. Small Business Administration’s Paycheck Protection Program ("PPP") and U.K. Coronavirus Business Interruption Loan Scheme ("CBILS"). Moreover, we have focused resources and management attention towards managing the impacts of the COVID-19 pandemic, and we have and likely will have to continue to prioritize managing these impacts over certain growth initiatives and other investments in the near term.
Early-stage companies and certain industries (including the premium wine industry) where the Company has credit exposure, have experienced, and are expected to continue to experience, significant operational and financial challenges as a result of COVID-19. The effects of COVID-19 may also cause our clients to be unable to pay their loans as they come due or decrease the value of collateral, such as accounts receivable, which we expect would cause significant increases in our credit losses.
We remain unable to predict the full extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, capital and results of operations. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, clients, counterparties and service providers, as well as other market participants, actions taken by governmental authorities and other third parties in response to the pandemic, the scope and duration of future phases or outbreaks, or seasonal or other resurgences, of the disease, and the effectiveness and implementation of vaccination efforts.
The occurrence of fraudulent activity, breaches of our information security or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.
As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that could be committed against us, our clients or our third-party partners, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our employees or clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including credit fraud, check fraud, electronic fraud, wire fraud, phishing, social engineering, business email compromise, ransomware, malfeasance and other dishonest acts. For example, in our Current Report on Form 8-K filed on February 26, 2021, we disclosed that we became aware of a potentially fraudulent loan transaction, with possible credit exposure to us of up to $70 million, net of tax. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our clients or third-party partners, denial or degradation of service attacks, malware or other cyber-attacks. Sources of attacks vary and may include hackers, employees, vendors, business partners, organized crime, terrorists, foreign governments, corporate espionage and activists. Breaches may also be a result of human errors or mistakes unintentionally caused by us. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. During the COVID-19 pandemic, we continued to experience heightened fraud and cybersecurity risks, as well as other information security risks, particularly as a result of work-from-home arrangements, which may be more susceptible to inadvertent human errors given the change in operating environment.
Consistent with industry trends, we remain at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. Cybersecurity risks may increase in the future as we increase our mobile, digital and internet-based product offerings and expand our internal use of internet-based products and applications, which we expect to remain elevated as long as the COVID-19 pandemic continues. Moreover, in recent periods, large corporations (including financial institutions and retail companies), as well as U.S. governmental agencies, have suffered significant data breaches or malware attacks, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us, which could subject us to potential liability. Additionally, state-sponsored or terrorist-sponsored efforts to hack or disable information technology systems increases risks, since the motivation may be for geopolitical as much as for financial gain.
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
In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, ongoing work-from-home arrangements for our employees, vulnerabilities in third-party technologies and services (including cloud computing and storage, computing hardware, browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. The forms, methods and sophistication of fraud, security breaches, cyber-attacks and other similar criminal activity continue to evolve, and as we evolve and grow our business, especially in new business lines or geographic areas, we may be unable to foresee future risks. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security and effectiveness of our cyber incident response plans, our risk mitigation strategies and internal controls, including risk assessment policies and procedures, testing, backup and redundancy systems, incident response plans, training and authentication or encryption tools, may not be effective against defending against fraud, security breaches or cyber-attacks, and any insurance we maintain may not be sufficient to compensate us for all losses that may occur. Our inability to anticipate, or failure to adequately mitigate, fraudulent activities, breaches of security or cyber-attacks could result in: financial losses to us or our clients; our loss of business and/or clients; loss or exposure of our confidential data or information; damage to our reputation; the incurrence of additional expenses; loss of personnel; disruption to our business; force majeure claims by us or critical suppliers; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability.
We face risks associated with the ability of our information technology systems and our people and processes to support our operations and future growth effectively.
Our information technology systems, people and internal business processes are critical to our operations and future growth, and were critical to our continued operations during the COVID-19 pandemic as we implemented work-from-home arrangements. Our systems may be subject to service outages from time to time due to various reasons, including infrastructure failures, interruptions due to system upgrades or malware removal, employee error or malfeasance, or other force majeure-related reasons (such as potential blackouts or brownouts in California), which could cause business disruption. Additionally, our systems and processes need to be sufficiently scalable to operate effectively, and we need to have the appropriate talent and organizational structures to support our business. Many of our systems and processes are interdependent and interconnected, meaning that a service outage or operational inefficiency with respect to one system or process could negatively impact other systems or processes. As a result, we continue to invest in technology and more automated solutions in order to optimize the efficiency of our core operational and administrative infrastructure. In the absence of having effective automated solutions, we may rely on manual processes which may be more prone to error. Moreover, as we evolve, we may further install or implement new systems and processes or otherwise replace, upgrade or make other modifications to our existing systems and processes. These changes could be costly and require significant investment in the training of our employees and other third-party partners, as well as impose substantial demands on management time. If we do not implement new initiatives or utilize new technologies effectively or in accordance with regulatory requirements, or if our people (including outsourced business partners) are not appropriately trained or developed or do not perform their functions properly or have the appropriate resources to do so, we could experience business interruptions or other system failures which, among other things, could result in inefficiencies, revenue losses, loss of clients, employee dissatisfaction, exposure to fraudulent activities, regulatory enforcement actions or damage to our reputation, each of which could have a material adverse effect on our business.
Business disruptions and interruptions due to natural disasters and other external events beyond our control have in the past adversely affected our business, financial condition or results of operations and may do so in the future.

Our operations can be subject to natural disasters and other external events beyond our control, such as the effects of earthquakes, fires, floods, severe weather, public health issues such as the recent outbreak of the coronavirus or other pandemic diseases, power failures, telecommunication loss, major accidents, terrorist attacks, acts of war, political, economic and social unrest, and other natural and man-made events, some of which may be intensified by the effects of climate change and changing weather patterns. For example, our corporate headquarters and some of our critical business offices are located in California, which has recently experienced major wildfires and blackouts and is located over major earthquake fault lines. We also maintain critical business facilities in Texas, which has recently experienced severe weather conditions, major blackouts and water service disruptions. Furthermore, climate change, the increasing frequency or severity of weather events, an earthquake or other disaster could cause severe destruction, disruption or interruption to our operations or property and significantly impact our employees and could damage, destroy or otherwise reduce the value of collateral, which could materially increase our credit losses. More recently, the COVID-19 pandemic has had direct effects on our operations, including by limiting employee travel and increasing telecommuting arrangements. We may experience negative effects of prolonged work-from-home arrangements, such as increased risks of systems access or connectivity issues, cybersecurity or information security breaches, and challenges our employees may face in maintaining a balance between work and home life, which may lead to reduced productivity and/or significant disruptions in our business operations.
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
Additionally, natural disasters and external events, including but not limited to those that have occurred and may occur in and around California, have affected, and could in the future affect, the business and operations of our clients, which could impair their ability to repay their loans or fees when due, impair the value of collateral securing their loans, cause our clients to reduce their deposits with us, or otherwise adversely affect their business dealings with us, any of which could have a material adverse effect on our business, financial condition or results of operations. A significant portion of our client borrowers, including our premium winery and vineyard clients, our SVB Private Bank mortgage clients and other corporate clients, are located in or have offices in California, which has historically experienced severe natural disasters resulting in disruptions to businesses and damage to property, including wildfires and earthquakes. If there is a major earthquake, flood, fire, drought or other natural or catastrophic disaster in California or elsewhere in the markets in which we operate, our borrowers may experience uninsured property losses or sustained disruption to business or loss that may materially impair their ability to meet the terms of their loan obligations.
We face risks from a prolonged work-from-home arrangement, as well as from our eventual implementation of a broader plan to return to the office or increase virtual working arrangements.
Since the first quarter of 2020, we have moved to a work-from-home plan, restricted business travel, postponed or moved to online SVB-hosted events, and enabled remote access to our systems. Although our work-from-home plan has been effective thus far, we may experience negative effects of a prolonged work-from-home arrangement, such as increasing risks of systems access or connectivity issues, cybersecurity or information security breaches, reduced team collaboration, or imbalances between work and home life, which may lead to reduced productivity and/or significant disruptions in our business operations.
Moreover, we are developing a plan for employees to eventually return to work in our offices, the manner and timing of which are still to be finalized. Our return to office plan will be subject to a variety of complex considerations including, among others, international, federal, state and local government laws, regulations and guidance, health organization guidance, health and safety implications (including the availability of vaccinations and potential health testing requirements), employee needs, and the practical requirements of potential office reconfigurations or a phased return. We may also expand our work model to increase virtual or remote working arrangements, and if implemented ineffectively, may also result in reduced productivity and/or significant disruptions in our business operations.

We face reputation and business risks due to our interactions with business partners, service providers and other third parties.
As a financial service institution with domestic and international operations, we rely on third parties, both in the United States and internationally in countries such as Canada, the United Kingdom, Ireland, Germany, Denmark, Hong Kong, China, Israel and India, to provide services to us and our clients or otherwise act as partners in our business activities in a variety of ways, including through the provision of key components of our business infrastructure. We expect these third parties to perform services for us, fulfill their obligations to us, accurately inform us of relevant information, and conduct their activities in a manner that reflects positively on our brand and business. Although we manage exposure to such third-party risk through a variety of means, including the performance of due diligence and ongoing monitoring of vendor performance, there can be no assurance these efforts will be effective. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could result in operational disruptions, increased expenditures, regulatory actions in which we may be held responsible for the actions of third parties, damage to our reputation and the loss of clients, which in turn could harm our business and operations, strategic growth objectives and financial performance. Because of the COVID-19 pandemic, many of our counterparties and third-party service providers have been, and may further be, affected by “stay-at-home” orders, market volatility and other factors that increase their risk of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services.
Our third-party partners may also rely on their own business partners and service providers in the ordinary course of their business. Although we seek to diversify our exposure to third-party partners in order to increase our resiliency, we are nevertheless exposed to the risk that a disruption or other information technology event at a common service provider to our vendors could impede their ability to provide products or services to us, which in turn could harm our business and operations, strategic growth objectives and financial performance.
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
One important component of our strategy is to expand internationally. We currently have international offices in Canada, the United Kingdom, Israel, Germany, Denmark, India, Hong Kong and China, including a joint-venture bank in China. We have expanded and plan to continue to expand our operations and business activities in some of our current international markets. For example, we have expanded our presence in India, where we currently conduct certain technology and finance operations. We also plan to expand our business beyond our current markets over time. Our efforts to expand our business internationally carry certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations; risks associated with leveraging and doing business with local business partners through joint ventures, strategic arrangements or other partnerships; and other general operational risks. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions; uncertainties regarding liability, tariffs and other trade barriers, such as recent trade tensions between the United States and China; uncertainties regarding international public health issues like the COVID-19 pandemic; difficulties in staffing and managing foreign operations; the incremental requirement of management’s attention and resources; differing technology standards or customer requirements; data security or transfer risks; cultural differences; political and economic risks such as uncertainty created by the withdrawal of the United Kingdom from the European Union; and financial risks, including currency and payment risks such as fluctuation in the value of foreign currencies, such as the euro. These risks could hinder our ability, or the ability of our local partners, to service our clients effectively, and adversely affect the success of our international operations, which, in turn, could have a material adverse effect on our overall business, results of operations or financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, GDPR, anti-corruption laws, privacy laws, anti-money laundering laws, economic and trade sanctions requirements and other applicable laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on the conduct of our business, any of which could have a material adverse effect on our business and results of operations.
Our holding company, SVB Financial, relies on equity warrant assets income, investment distributions, periodic capital market transactions and dividends from its subsidiaries for most of its cash revenues.
SVB Financial is a holding company and is a separate and distinct legal entity from its subsidiaries. It receives most of its cash revenues from a few primary funding sources: income from equity warrant assets and investment securities, from periodic capital markets transactions offering debt and equity instruments in the public and private markets, and, to the extent declared, cash dividends paid by subsidiaries, primarily the Bank. These sources generate cash which is used by SVB Financial to pay operating and borrowing costs and, to the extent authorized or declared, fund dividends to holders of its capital stock and stock repurchase programs. Any income derived from those financial instruments is subject to a variety of factors as discussed in the “Credit Risks” portion of this “Risk Factors” section. Moreover, various federal and state laws and regulations limit the amount of dividends that the Bank and certain of our nonbank subsidiaries may pay to SVB Financial. In addition, SVB Financial’s right to participate in a distribution of assets upon a liquidation or reorganization of any of its subsidiaries is subject to the prior claims of the subsidiary’s creditors.
Climate change has the potential to disrupt our business and adversely impact the operations and creditworthiness of our clients.
Climate change has caused severe weather patterns and events that could disrupt operations at one or more of our locations, which may disrupt our ability to provide financial products and services to our clients. Climate change could also have a negative effect on the financial status and creditworthiness of our clients, such as those in the wine industry, which may decrease revenues and business activities from those clients, increase the credit risk associated with loans and other credit exposures to such clients, and decrease the value of our warrants and direct equity investments in such clients, if any.
Legal and Regulatory Risks
We are subject to extensive regulation that could limit or restrict our activities, impose financial requirements or limitations on the conduct of our business, or result in higher costs to us, and the stringency of the regulatory framework applicable to us may increase if, and as, our balance sheet continues to grow.
SVB Financial, including the Bank, is extensively regulated under federal and state laws and regulations governing financial institutions, including those imposed by the FDIC, the Federal Reserve, the CFPB, the SEC, and the DFPI, as well as various regulatory authorities that govern our global activities. Federal and state laws and regulations govern, restrict, limit or otherwise affect the activities in which we may engage and may affect our ability to expand our business over time, result in an increase in our compliance costs, including higher FDIC insurance premiums, and may affect our ability to attract and retain qualified executive officers and employees (especially when compared to competitors not subject to similar restrictions). Further, the stringency of the regulatory framework that applies to us may increase as our asset size and international business grows.
A change in applicable statutes, regulations or regulatory policies, including the possibility of legislative regulatory and policy changes by the new Congress and Biden-Harris Administration, could have a material adverse effect on our business, including limiting or imposing conditions on the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. Increased regulatory requirements (and the associated compliance costs), whether due to the growth of our business, the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive enforcement of existing laws and regulations, may have a material adverse effect on our business, financial condition or results of operations. In addition, personnel at the U.S. banking agencies that regulate us may soon change given the change in presidential administration. New personnel may take new or different positions than their predecessors and that could result in additional regulatory requirements or requirements to change certain practices.
We expect to exceed $100 billion of average total consolidated assets (over four quarters) during 2021. We will therefore be subject to more stringent regulations, including certain enhanced prudential standards applicable to large bank holding companies.

Certain enhanced prudential standards and related requirements will apply to us when we exceed $100 billion in average total consolidated assets calculated over four consecutive financial quarters, which we expect to happen in 2021. Category IV institutions under the Tailoring Rules (which we expect to be) are subject to additional requirements, such as certain enhanced prudential standards and monitoring and reporting certain risk-based indicators. Under the Tailoring Rules, Category IV firms are, among other things, subject to (1) supervisory capital stress testing on a biennial basis, (2) requirements to develop and maintain a capital plan on an annual basis and (3) certain liquidity risk management and risk committee requirements, including liquidity buffer and liquidity stress testing requirements. When we become subject to enhanced prudential standards, we will face more stringent requirements or limitations on our business, as well as increased compliance costs, and, depending on our levels of capital and liquidity, stress test results and other factors, we may be limited in the types of activities we may conduct and be limited as to how we utilize our capital, including with respect to common stock repurchases. Further, we may be subject to heightened expectations, which could result in additional regulatory scrutiny, higher penalties, and more severe consequences if we are unable to meet those expectations. See “Business-Supervision and Regulation-Enhanced Prudential Standards,” under this Part I, Item 1, for a more detailed description of the various requirements that may become applicable to us.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act, other anti-money laundering and anti-bribery statutes and regulations, and U.S. economic and trade sanctions.
The Bank Secrecy Act, the USA PATRIOT Act of 2001, the Anti-Money Laundering Act of 2020, and other laws and regulations require financial institutions to, among other duties, institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with state and federal banking regulators, as well as the U.S. Department of Justice and IRS. We also must comply with U.S. economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the U.S. Foreign Corrupt Practices Act, and we, like other financial institutions, are subject to increased scrutiny for compliance with these requirements. We maintain policies, procedures and systems designed to detect and deter prohibited financing activities. However, if these controls were deemed deficient or fail to prevent wrongdoing, we could be subject to liability, including civil fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. In addition, any failure to effectively maintain and implement adequate programs to combat money laundering and terrorist financing could have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition or results of operations.
If we were to violate, or fail to comply with, international, federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action that could have a material adverse effect on our business, financial condition, results of operations or reputation.
International, federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, FINRA and state securities regulators, regulate investment advisers and broker-dealers, including our subsidiaries, SVB Asset Management, SVB Wealth Advisory, and SVB Leerink, as well as the registered investment advisers we will acquire upon closing the Boston Private acquisition. These laws and regulations are highly complex, and if we were to violate, even if unintentionally or inadvertently, regulatory authorities could take various actions against us, such as imposing restrictions on how we conduct our business, imposing higher capital and liquidity requirements, requiring us to maintain higher insurance levels, revoking necessary licenses or authorizations, imposing censures, significant civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling us or any of our employees from certain businesses. For example, we could face material restrictions on our activities and our ability to enter into certain transactions if SVB Financial and the Bank cease to maintain their status as well-capitalized or well-managed as defined under relevant regulations. These enforcement actions could have a material adverse effect on our business, financial condition, results of operations and reputation.
Laws and regulations regarding the handling of personal data and information may impede our services or result in increased costs, legal claims or fines against us.
We are subject to an evolving body of federal, state and non-U.S. laws, regulations, guidelines and principles regarding data privacy and security, including the protection of personal information. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the GDPR extends the scope of the European Union data protection law to all companies processing data of EU residents, regardless of location, while the California Consumer Privacy Act ("CCPA") established new requirements regarding handling of personal data to entities serving or employing California residents, and such requirements will be expanded under the California

Privacy Rights Act ("CPRA") once it goes into effect on January 1, 2023. The GDPR, CCPA and CPRA have heightened our privacy compliance obligations and have required us to evaluate our current operations, information technology systems and data handling practices and implement changes where necessary to comply, with associated costs. Our failure to comply with any such laws, or the failure of our current operations, information technology systems and data handling practices to prevent breaches involving personal data, may result in significant liabilities and/or reputational harm. See “Business-Supervision and Regulation-Privacy and Cybersecurity,” under this Part I, Item 1, for a more detailed description of the various consumer privacy laws that are applicable to us.
Adverse results from litigation or governmental or regulatory investigations can impact our business practices and operating results.
We are currently involved in certain legal proceedings, and may from time to time be involved in governmental or regulatory investigations and inquiries relating to matters that arise in connection with the conduct of our business. While we have not recognized a material accrual liability for any lawsuits and claims filed or pending against us to date, the outcome of litigation and other legal and regulatory matters is inherently uncertain and it is possible that the actual results of one or more of such matters may be substantially higher than the amounts reserved, or that judgments may be rendered, or fines or penalties assessed in matters for which we have no reserves. Further, adverse outcomes in lawsuits or investigations may result in significant monetary damages, admissions of guilt or injunctive relief that may adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted. Any such resolution of a criminal matter involving us or our employees could lead to increased exposure to civil litigation and overlapping government investigations, could adversely affect our reputation, could result in penalties or limitations on our ability to conduct our activities generally or in certain circumstances and could have other negative effects. These matters also include responding to governmental inquiries regarding our customers. In recent years across the financial services industry, a number of investigations of customers have, based on the circumstances, led to investigations of the particular bank and its policies.
Moreover, even if we prevail in such actions, litigation and investigations can cause reputational harm and be costly and time-consuming, and often risk diverting the attention of our management and key personnel from our business operations, which could have a material adverse effect on our business, financial condition and results of operations.
A failure to appropriately identify and address potential conflicts of interest could adversely affect our businesses.
Due to the broad scope of our businesses, we regularly address potential conflicts of interest, including situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of that client or another client, as well as situations where one or more of our businesses have access to material non-public information that may not be shared with our other businesses and situations where we may be a creditor of an entity with which we also have an advisory or other relationship. For example, SVB Leerink provides investment banking services to clients in the healthcare and life sciences industry, some of which may also be clients or potential clients of the Bank. In addition, we invest in and partner with entities in the innovation economy, some of which may be clients or potential clients of the Bank. These types of potential conflicts are expected to increase with our acquisition of Boston Private and the related expansion in our private bank business.
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
As a bank holding company, we are subject to certain laws that could delay or prevent a third party from acquiring us. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal and state regulations, require that, depending on the particular circumstances, either the Federal Reserve must approve or, after receiving notice, must not object to any person or entity acquiring “control” (as determined under the Federal Reserve’s standards) of a bank holding company, such as SVB Financial, or a state member bank, such as the Bank. In addition, DFPI approval may be required in connection with the acquisition of control of the Bank. Moreover, certain provisions of our certificate of incorporation and by-laws and certain other actions we may take or have taken could delay or prevent a third party from acquiring us. Any of these laws, regulations and other provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.

Strategic, Reputational and Other Risks
Concentration of risk increases the potential for significant losses, while the establishment of limits to mitigate concentration risk increases the potential for lower revenues and slower growth.

Our focus on certain markets or segments, including those by client industry, life-cycle stage, size and geography, increases the potential for significant losses due to concentration of risk. It may also result in lower revenues or slower growth if we choose to limit growth in certain markets or segments to mitigate concentration risk. While there may exist a great deal of diversity within each industry, our clients are concentrated within the following general industries: technology, life science and healthcare, private equity and venture capital and premium wine. Clients of our private banking division are primarily professionals in these industries, though this will change upon closing of the acquisition of Boston Private. In particular, our technology clients generally tend to be in the industries of hardware (such as semiconductors, communications, data storage and electronics), software/internet (such as infrastructure software, applications, software services, digital content and advertising technology), and energy and resource innovation. Our life science and healthcare clients are concentrated in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Many of our client companies are also concentrated by certain stages within their life cycles, such as early-stage, mid-stage or later-stage and many of these companies are venture capital-backed. In addition, growth prospects and our geographic focus on key domestic and international innovation markets, as well as premium wine markets, may lead to an increase in our concentration risk. Our loan concentrations are derived from our borrowers engaging in similar activities as well as certain types of loans extended to a diverse group of borrowers that could cause those borrowers to be similarly impacted by economic or other conditions. Any adverse effect on any of our areas of concentration could have a material impact on our business, results of operations and financial condition, even when economic and market conditions are generally favorable to our competitors that are not exposed to similar concentration risk.
Decreases in the amount of equity capital available to our portfolio companies could adversely affect our business, growth and profitability.
Our core strategy is focused on providing banking and financial products and services to companies, investors, entrepreneurs and influencers in the innovation economy, including in particular to early-stage and mid-stage companies that receive financial support from sophisticated investors, including venture capital or private equity firms, “angels,” corporate investors, crowd-funding and other evolving sources of capital. We derive a meaningful share of our deposits from these companies and provide them with loans as well as other banking products and services. In some cases, our lending credit decision is based on our analysis of the likelihood that our client will receive additional rounds of equity capital from investors or other funding sources. Among the factors that have affected and could in the future affect the amount of capital available to our portfolio companies are: the receptivity of the capital markets; the prevalence of public equity offerings or M&A activity (primarily among companies within the technology and life science and healthcare industry sectors); the availability and return on alternative investments; economic conditions in the technology, life science and healthcare and private equity/venture capital industries; and overall general economic conditions. Reduced capital markets valuations could also reduce the amount of capital available to our client companies, including companies within our technology and life science and healthcare industry sectors. If the amount of capital available to such companies decreases, it is likely that the number of our new clients and investor financial support to our existing clients could decrease, which could have an adverse effect on our business, profitability and growth prospects.
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
Moreover, we compete with fintech and non-financial services companies, many of which offer bank or bank-like products, specialized services involving the elimination of banks as intermediaries (known as “disintermediation”) and/or the unbundling of banking products and services into point solutions. The activity of fintechs and support of fintechs by venture capital firms has increased significantly in recent years and are expected to continue to increase. For example, a number of fintechs have applied for, and in some cases received, bank or industrial loan charters or have partnered with existing banks to allow them to offer deposit products to their customers. There has also been significant fintech activity in the areas of credit cards, payments, foreign exchange and lending. Regulatory changes, such as the December 2020 revisions to the FDIC’s rules on brokered deposits, may also make it easier for fintechs to partner with banks and offer deposit products. In addition, some traditional technology companies are beginning to provide financial services directly to their customers and are expected to continue to explore new ways to do so. Many of these companies have fewer regulatory constraints than we do, and some have lower cost structures. Some of these companies also have greater resources to invest in technological improvements than we currently have and may be able to better recruit technology talent.
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
We are engaged, and may in the future engage, in strategic activities domestically or internationally (including acquisitions such as the pending acquisition of Boston Private and the recently completed acquisition of WestRiver Group's ("WRG") debt fund business), joint ventures, partnerships, investments or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.
We are focused on our long-term growth and have undertaken various strategic activities and business initiatives, many of which involve activities that are new to us or, in some cases, are experimental in nature. For example, we are expanding our global presence and may engage in activities in jurisdictions where we have limited experience from a business, legal and/or regulatory perspective. With the acquisition of SVB Leerink, we have also expanded into new lines of business, namely, investment banking and M&A advisory services. In January 2021, we announced our pending acquisition of Boston Private, which will significantly expand our wealth management and private banking business and introduce new lines of lending and new deposit products, new types of customers and a number of bank branches. We are also expanding our payments processing capabilities to better serve our clients, including innovating new electronic payment processing solutions, developing new payments technologies, and supporting new or evolving disruptive payments systems, and, with the pending acquisition of Boston Private, expect to expand our private bank and wealth management services. We may also serve clients that deal with new or evolving industries or business activities, such as digital currencies and cannabis. Given our evolving geographic and product diversification, and our innovative product solutions, these initiatives may subject us to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks.
Our ability to execute strategic activities and new business initiatives successfully (such as the acquisition of SVB Leerink and the pending acquisition of Boston Private) will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include our success in integrating an acquired company or a new internally developed growth initiative into our business, operations, services, products, personnel and systems, operating effectively with any partner with whom we elect to do business, meeting applicable regulatory requirements and obtaining applicable regulatory licenses or other approvals, hiring or retaining key employees, achieving anticipated synergies, meeting management’s expectations, realizing the anticipated benefits of the activities, and overall general market conditions. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny and potential liability. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation or growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

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
Our reputation is very important in sustaining our business and we rely on our relationships with our current, former and potential clients and stockholders, the venture capital and private equity communities, and other actors in the industries that we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, the way in which we conduct our business (including with respect to the administration of PPP or our actions related to environmental, social and governance matters) or otherwise, could strain our existing relationships and make it difficult for us to develop new relationships. Additionally, negative publicity regarding the industries that we focus on serving (for example, technology, private equity or venture capital) may also damage our reputation. Any such damage to our reputation and relationships could in turn lead to a material adverse effect on our business.
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
Risks Relating to Our Pending Acquisition of Boston Private
We cannot ensure that the proposed Boston Private acquisition will be completed.
We cannot ensure that the proposed Boston Private acquisition will be completed. There are a number of risks and uncertainties relating to the Boston Private acquisition. For example, the Boston Private acquisition may not be completed, or may not be completed in the timeframe, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure of one or more of the conditions to closing. There can be no assurance that the conditions to closing of the Boston Private acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the Boston Private acquisition. The Boston Private merger agreement may be terminated by the parties thereto under certain circumstances. Any delay in closing or a failure to close could have a negative impact on our business and the trading price of our securities.

In addition, to complete the Boston Private acquisition, we need to obtain approvals or consents from, and make filings with, certain applicable governmental authorities, which include the Federal Reserve, the DFPI and the Massachusetts Commissioner of Banks. While we believe that we will receive all required approvals for the Boston Private acquisition, there can be no assurance as to the receipt or timing of receipt of these approvals. The receipt of such approvals may be conditional upon actions that we are not obligated to take under the Boston Private merger agreement, which could result in the termination of the Boston Private merger agreement by us, or, if such approvals are received, their terms could have a detrimental impact on us following the completion of the Boston Private acquisition. A substantial delay in obtaining any required authorizations, approvals or consents, or the imposition of unfavorable terms, conditions or restrictions contained in such authorizations, approvals or consents, could prevent the completion of the Boston Private acquisition or have an adverse effect on the anticipated benefits of the Boston Private acquisition, thereby adversely impacting our business, financial condition or results of operations.
We may fail to realize the growth prospects and other benefits anticipated as a result of the Boston Private acquisition.
The success of the Boston Private acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from the Boston Private acquisition. We may never realize these business opportunities and growth prospects. The Boston Private acquisition and related integration will require significant efforts and expenditures. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures and the cost of integration may exceed our expectations. We currently expect to incur approximately $200 million of restructuring costs in connection with the transaction and to take an additional write-down on Boston Private’s loan portfolio at closing. We may also be required to make unanticipated capital expenditures or investments in order to maintain, improve or sustain the acquired operations or take write-offs or impairment charges and may be subject to unanticipated or unknown liabilities relating to the Boston Private acquisition. In addition, the success of the Boston Private acquisition will depend in part on our ability to retain Boston Private’s employees and clients. If we are unable, for any reason, to retain key employees or clients, we may not realize the anticipated benefits of the transaction.
If any of these factors limit our ability to complete the Boston Private acquisition and integration of operations successfully or on a timely basis, our expectations of future results of operations following the Boston Private acquisition might not be met. In addition, it is possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the Boston Private acquisition and could harm our financial performance.
General Risk Factors
If we fail to retain key employees or recruit new employees, or if we are unable to effectively manage the growth of our employee base, our growth and results of operations could be adversely affected.
We rely on key personnel, including a substantial number of employees who have technical expertise in their subject matter area and a strong network of relationships with individuals and institutions in the markets we serve. In addition, as we expand into international markets, we will need to hire local personnel within those markets. Further, competition for key personnel is substantial and may increase, particularly if new competitors seek to enter one of our markets or existing market participants seek to increase their market share. If we were to have less success in recruiting and retaining these employees than our competitors, for reasons including domestic or foreign regulatory restrictions on compensation practices, inability to effectively address issues related to human capital management, or the availability of more attractive opportunities elsewhere, our growth and results of operations could be adversely affected. In addition, we have experienced meaningful growth in our employee base in recent years. The number of our full-time equivalent employees increased from 3,564 at December 31, 2019 to 4,461 at December 31, 2020, and is expected to continue to increase through our organic growth, as well as through potential acquisitions, such as our pending acquisition of Boston Private Financial Holdings, Inc. If this growth places strain on our operations, corporate culture or human capital management practices, or if we are unable to adequately integrate new employees or to maintain employee satisfaction, our growth and results of operations could be adversely impacted.
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
From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Also, our global initiatives, as well as continuing trends towards the convergence of international accounting standards, such as rules that may be adopted under the International Financial Reporting Standards (“IFRS”), may result in our Company being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or external auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition or results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our revising or restating prior period financial statements.
We could be adversely affected by changes in tax laws and regulations or their interpretations.
We are subject to the income tax laws of the United States, its constituent states and municipalities and those of the foreign jurisdictions in which we have business operations. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining our provision for income taxes, our deferred tax assets and liabilities, and our valuation allowance. Changes to the tax laws, including as a result of the changes in the U.S. presidential administration and the U.S. Congress, administrative rulings or court decisions could increase our provision for income taxes and reduce our net income.
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
•general market conditions and, in particular, developments related to market conditions for the financial services industry;
•actual or anticipated changes in interest rates;
•market perceptions about the innovation economy, including levels of funding or “exit” activities of companies in the industries we serve;
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
Our capital stock, including our common stock and depositary shares representing fractional interests in our preferred stock, ranks junior to all of SVB Financial’s existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. We may incur additional indebtedness in the future to increase our capital resources or if our total capital ratio or the total capital ratio of the Bank falls below the required minimums. Furthermore, our common stock is subordinate to our outstanding preferred stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our corporate headquarters facility consists of two buildings and is located at 3003 Tasman Drive, Santa Clara, California. We currently occupy 157,177 square feet at such location. The lease will expire on September 30, 2024, unless terminated earlier or extended.
We currently operate 30 regional offices in the United States as well as offices outside the United States. All of our office properties are occupied under leases or license agreements, which expire at various dates through 2031, and in most instances include options to renew or extend at market rates and terms.
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
ITEM 3.    LEGAL PROCEEDINGS
The information set forth under Note 27—“Legal Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol "SIVB".
Holders
As of January 31, 2021, there were 576 registered holders of our common stock. We believe there were approximately 148,967 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.
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
Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
The $350 million stock repurchase program authorized by the Company's Board of Directors and announced on October 24, 2019, expired on October 29, 2020. During the three months ended December 31, 2020, we did not repurchase any shares of our common stock under the stock repurchase program.
Performance Graph

The following information is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The following graph compares, for the period from December 31, 2015 through December 31, 2020, the cumulative total stockholder return on the common stock of the Company with (i) the cumulative total return of the Standard and Poor's 500 (“S&P 500”) Index, (ii) the cumulative total return of the NASDAQ Composite index, and (iii) the cumulative total return of the NASDAQ Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*

$350
$300
$250
$200
$150
$100
$50
2015
2016
2017
2018
2019
2020
SVB Financial Group
S&P 500
NASDAQ Composite
NASDAQ Bank

* $100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ended December 31st.
Copyright ©2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	December 31,
	2015	2016	2017	2018	2019	2020
SVB Financial Group	$100.00	$144.37	$196.61	$159.73	$211.14	$326.18
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Bank	100.00	137.14	145.21	120.76	150.06	138.59

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented under Part II, Item 8 of this report. Information as of and for the years ended December 31, 2020, 2019 and 2018 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2017 and 2016 is derived from audited financial statements not presented separately within.

	Year ended December 31,
(Dollars in thousands, except per share amounts and ratios)	2020	2019	2018	2017	2016
Income statement summary:
Net interest income	$2,156,284	$2,096,601	$1,893,988	$1,420,369	$1,150,523
Provision for credit losses	(219,510)	(106,416)	(87,870)	(92,304)	(106,679)
Noninterest income	1,840,148	1,221,479	744,984	557,231	456,552
Noninterest expense	(2,035,041)	(1,601,262)	(1,188,193)	(1,010,655)	(859,797)
Income before income tax expense	1,741,881	1,610,402	1,362,909	874,641	640,599
Income tax expense	(447,587)	(425,685)	(351,561)	(355,463)	(250,333)
Net income before noncontrolling interests	1,294,294	1,184,717	1,011,348	519,178	390,266
Net income attributable to noncontrolling interests	(85,926)	(47,861)	(37,508)	(28,672)	(7,581)
Preferred stock dividends	(17,151)	—	—	—	—
Net income available to common stockholders	$1,191,217	$1,136,856	$973,840	$490,506	$382,685
Common share summary:
Earnings per common share—basic	$23.05	$21.90	$18.35	$9.33	$7.37
Earnings per common share—diluted	22.87	21.73	18.11	9.20	7.31
Book value per common share	151.86	118.67	97.29	79.11	69.71
Weighted average shares outstanding—basic	51,685	51,915	53,078	52,588	51,915
Weighted average shares outstanding—diluted	52,084	52,311	53,772	53,306	52,349
Year-end balance sheet summary:
Available-for-sale securities	$30,912,438	$14,014,919	$7,790,043	$11,120,664	$12,620,411
Held-to-maturity securities	16,592,153	13,842,946	15,487,442	12,663,455	8,426,998
Loans, amortized cost	45,181,488	33,164,636	28,338,280	23,106,316	19,899,944
Total assets	115,511,007	71,004,903	56,927,979	51,214,467	44,683,660
Deposits	101,981,807	61,757,807	49,328,900	44,254,075	38,979,868
Short-term borrowings	20,553	17,430	631,412	1,033,730	512,668
Long-term debt	843,628	347,987	696,465	695,492	795,704
SVBFG stockholders' equity	8,219,700	6,470,307	5,116,209	4,179,795	3,642,554
Average balance sheet summary:
Available-for-sale securities	$18,652,580	$9,597,712	$9,789,211	$12,424,137	$13,331,315
Held-to-maturity securities	13,113,300	14,672,342	14,997,846	9,984,610	8,192,183
Loans, amortized cost	37,265,976	29,916,207	25,630,520	21,159,394	18,283,591
Total assets	85,791,659	63,211,630	55,229,060	48,380,272	43,987,451
Deposits	75,015,430	55,056,950	48,075,344	42,745,148	38,759,059
Short-term borrowings	401,159	144,545	643,886	48,505	220,251
Long-term debt	632,266	685,445	695,938	766,943	796,302
SVBFG common stockholders' equity	7,079,356	5,674,531	4,734,417	3,961,405	3,509,526
Capital ratios:
SVBFG CET 1 risk-based capital ratio	11.04%	12.58%	13.41%	12.78%	12.80%
SVBFG total risk-based capital ratio	12.64	14.23	14.45	13.96	14.21
SVBFG tier 1 risk-based capital ratio	11.89	13.43	13.58	12.97	13.26
SVBFG tier 1 leverage ratio	7.45	9.06	9.06	8.34	8.34
SVBFG tangible common equity to tangible assets (1)	6.66	8.39	8.99	8.16	8.15
SVBFG tangible common equity to risk-weighted assets (1)	11.87	12.76	13.28	12.77	12.89
Bank CET 1 risk-based capital ratio	10.70	11.12	12.41	12.06	12.65
Bank total risk-based capital ratio	11.49	11.96	13.32	13.04	13.66
Bank tier 1 risk-based capital ratio	10.70	11.12	12.41	12.06	12.65
Bank tier 1 leverage ratio	6.43	7.30	8.10	7.56	7.67
Bank tangible common equity to tangible assets (1)	6.24	7.24	8.13	7.47	7.77
Bank tangible common equity to risk-weighted assets (1)	11.58	11.31	12.28	11.98	12.75
Average SVBFG stockholders' equity to average assets	8.25	8.98	8.57	8.19	7.98
Selected financial results:
Return on average assets	1.39%	1.80%	1.76%	1.01%	0.87%
Return on average SVBFG common stockholders' equity	16.83	20.03	20.57	12.38	10.90
Net interest margin	2.67	3.51	3.57	3.05	2.72
Gross loan charge-offs to average total loans	0.28	0.31	0.26	0.31	0.53
Net loan charge-offs to average total loans	0.20	0.24	0.22	0.27	0.46
Nonperforming assets as a percentage of total assets	0.09	0.15	0.17	0.23	0.27
Allowance for credit losses for loans as a percentage of total loans	0.99	0.91	0.99	1.10	1.13

(1)    See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources-Capital Ratios” under Part II, Item 7 of this report for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" under Part II, Item 6 and our audited consolidated financial statements and supplementary data as presented under Part II, Item 8 of this report. Certain prior period amounts have been reclassified to conform to current period presentations. For a comparison of 2019 results to 2018 results and other 2018 information not included herein, refer “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2019 Form 10-K filed with the SEC on February 28, 2020.
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
Management’s Overview of 2020 Financial Performance
Overall, our performance in 2020 reflected the resilience of our markets and our ability to execute effectively. In spite of a near zero market rate environment for most of 2020, the COVID-19 pandemic and adoption of CECL, we had a record year with strong profitability and unprecedented balance sheet growth fueled by continued strong client fundraising and exit activity. Additionally, we had investment banking revenue which exceeded our expectations, stable credit and outsized warrant and investment gains. During 2020, we managed through the COVID-19 pandemic by utilizing our business continuity plans to maintain client service while most of our employees and partners worked from home. We supported and engaged with clients virtually, including the hosting of remote events designed to facilitate our response to the business needs of our clients within the innovation ecosystem. We also successfully administered client support initiatives, such as those which allowed temporary payment deferrals and other relief provided through the PPP. We provided employees extended benefits, as well as practical support for working from home. Additionally, we committed financial support for local, regional and global activities focused on health security, food security and shelter, and small business owner relief during this unprecedented time.
Our core business continued to perform well as a result of our ongoing focus on innovation companies and their investors and continued efforts to secure client relationships. We saw continued success in working with private equity/venture capital firms and life science/healthcare clients as well as clients in our private banking division. Additionally, on January 4, 2021, we announced our acquisition of Boston Private Financial Holdings, which we expect to close in mid-2021, subject to the satisfaction of customary closing conditions. We believe this acquisition will significantly accelerate and scale the growth of our private bank and wealth management strategy, advance our expertise, products and technology; and provide the opportunity to deepen our client relationships.
Recent Developments - COVID-19
The current global health crisis created by the COVID-19 pandemic has resulted in unprecedented challenges and volatility in economic, market and business conditions. It has caused significant economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition and results of operations. We cannot predict at this time the scope and duration of the pandemic, as COVID-19 has not yet been contained and the number of cases remains elevated and may continue to increase in many locations, including in the United States and other international locations in which we operate. Moreover, the impact of COVID-19 on economic, market and business conditions is likely to be exacerbated if uncontained for a prolonged period of time, and even if it is contained, there may be a seasonal or other resurgence of the pandemic as we have seen domestically and internationally. While there have been varying governmental and other responses to slow or control the spread of COVID-19 and to mitigate the adverse impact of COVID-19, such as stay at home orders, restrictions on business activities, economic relief for individuals and businesses, and monetary policy measures, such responses have met varying degrees of success, and it remains uncertain whether these actions will be successful as the pandemic continues.
The global spread of COVID-19 accelerated in March 2020 at which time it was declared a pandemic by the World Health Organization. Since then, we have been focused on our business and human response to the crisis --- managing and operating our business as seamlessly as possible, and supporting our clients, employees and communities as we weather the crisis together.
During this volatile time, we remain focused on our capital and liquidity. We are “well-capitalized,” remaining above all applicable regulatory capital requirements. We have a liquid and high-quality balance sheet, with approximately half of our assets as of December 31, 2020 held in cash and marketable securities, primarily agency-backed mortgage securities and U.S. Treasuries. We also have access to other funding sources, as necessary. Moreover, we paused our stock repurchase program, and the program expired on October 29, 2020. In addition, we have also elected to use a phase-in transitional approach for the estimated impact of CECL on our regulatory capital, as permitted by the 2020 CECL Transition Rule.
The uncertainties of the duration and severity of the effect of COVID-19 on economic, market and business conditions have made it more difficult to forecast our operating results and the macroeconomic conditions to which our business is subject. Some notable negative effects emerged late in the first quarter and continued through the fourth quarter, as discussed in this Management Discussion and Analysis section, but any longer-term effects or trends remain subject to significant uncertainty. Moreover, we are subject to heightened business, operational (including fraud), market, credit and other risks related to the COVID-19 pandemic, which may have an adverse effect on our business, financial condition and results of operations. (See “Risk Factors” under Part II, Item 1A of this report)
We continue to serve our clients during this difficult time, while managing our credit risk. During the fourth quarter, we continued to provide special debt relief assistance to support certain clients who are experiencing financial hardships related to the COVID-19 pandemic, including offering certain venture-backed companies, Private Bank, Wine and other clients the opportunity to temporarily defer their scheduled loan principal payments. We continue to engage with our clients to understand client needs, and we may implement additional assistance or other relief to support clients across various sectors and life stages. Additionally, we continue to participate as a lender in the PPP and the second draw loan program under the CARES Act and the U.K. Coronavirus Business Interruption Loan Scheme ("CBILS") and Coronavirus Large Business Interruption Loan Scheme ("CLBILS"), and may participate in other government relief programs in the U.S. or internationally. These government programs are complex and our participation in any of these programs may lead to governmental, regulatory and other scrutiny, litigation, negative publicity and reputation damage for us and our customers who participate. For example, like many other participating banks in the United States, we have been named in various lawsuits regarding the right to agent fees under the PPP. Overall, these relief measures, whether our own programs or our participation in government programs, are new programs for us and we may not be successful in implementing or administering the programs as intended. Further, the extent to which these programs are successful in assisting our clients is uncertain. These relief programs are temporary in nature, such as the PPP, and our loan payment deferral programs, which expired during the second half of the year (certain of our programs ended in the third quarter with the remaining ending by year end). Our clients may experience financial difficulties without the continued support from these programs. If these relief measures are not effective, or if they are effective for only a limited period and our clients experience delayed financial hardship, there may be an adverse effect on our revenue and results of operations, including increased provisions in our allowance for credit losses, higher rates of default and increased credit losses in future periods.
We are also prioritizing the safety and well-being of our employees. In March 2020, we activated our business continuity and pandemic plans globally, moving to a work-from-home plan, prohibiting all business travel, postponing or moving online all SVB-hosted events, and enabling remote access to our systems. We have implemented various programs to provide work, life and health-related support for our employees, ranging from expanded time-off, counseling and medical benefits for employees directly impacted by COVID-19, to providing reimbursements and practical support for working from home. In addition, we are also developing a plan for employees to eventually return to work in our offices, which will be subject to a variety of complex considerations. While much of our workforce continues to work from home through the crisis (currently expected until July 2021, subject to further extensions or other changes) and perhaps to some extent beyond the crisis, in the event that we allow an increase in remote working practices even after the pandemic subsides, we will need to continue to provide support to our employees to work effectively in a remote environment, taking into consideration needs relating to technology, physical working conditions, work/life balance, and continued team collaboration.

Moreover, consistent with our tradition of supporting and giving back to our communities, we have also committed $5.5 million to local, regional and global COVID-19 relief activities in various U.S. and international locations where we have offices. This includes corporate contributions to global, national and regional charities, direct community-based giving, and a 3:1 match for employees’ donations to relevant causes. Additionally, we have donated approximately $20 million in PPP fees received from the SBA, net of our costs incurred, to charitable relief efforts.
Although the effects of the pandemic remain uncertain, for the year ending 2021, we currently expect growth in average on-balance sheet deposits and average loans and stable core fees. While credit metrics have been stable to date, we continue to monitor our portfolio vigilantly, in light of continued economic uncertainty, fading government stimulus and expiring deferral programs. Additionally, volatile equity markets, IPO and M&A activity may impact investment banking and market-sensitive revenues. Even after the pandemic subsides, it is possible that the U.S. and other major economies will continue to experience a prolonged recession, which we expect would materially and adversely affect our business, financial condition, liquidity, capital and results of operations.
Results for the fiscal year ended, and as of, December 31, 2020 (compared to the fiscal year ended, and as of, December 31, 2019, where applicable):

BALANCE SHEET	EARNINGS
Assets. $85.8 billion in average total assets (up 35.7%). $115.5 billion in period-end total assets (up 62.7%).
Loans. $37.3 billion in average total loan balances, amortized cost (up 24.6%). $45.2 billion in period-end total loan balances, amortized cost (up 36.2%).
Total Client Funds. (on-balance sheet deposits and off-balance sheet client investment funds). $192.8 billion in average total client fund balances (up 31.5%). $243.0 billion in period-end total client fund balances (up 51.0%).
AFS/HTM Fixed Income Investments. $31.8 billion in average fixed income investment securities (up 30.9%). $47.5 billion in period-end fixed income investment securities (up 70.5%).

EPS. Earnings per diluted share of $22.87 (up 5.2%).
Net Income. Consolidated net income available to common stockholders of $1.19 billion (up 4.8%).
- Net interest income of $2.16 billion (up 2.8%).
- Net interest margin of 2.67% (down 84bps).
- Noninterest income of $1.84 billion (up 50.6%), non-GAAP core fee income+ of $603.2 million (down 6.0%) and non-GAAP SVB Leerink revenue++ of $480.6 million (up 91.1%).
- Noninterest expense of $2.04 billion (up 27.1%).

ROE. Return on average equity (“ROE”) performance of 16.83% (down 16.0%).
Operating Efficiency Ratio. Operating efficiency ratio of 50.92% with a non-GAAP core operating efficiency ratio of 55.90%+++.

CAPITAL	CREDIT QUALITY
Capital++++. Continued strong capital, with all capital ratios considered "well-capitalized" under banking regulations. SVBFG and SVB capital ratios, respectively, were:
- CET 1 risk-based capital ratio of 11.04% and 10.70%.
- Tier 1 risk-based capital ratio of 11.89% and 10.70%.
- Total risk-based capital ratio of 12.64% and 11.49%. - Tier 1 leverage ratio of 7.45% and 6.43%.

Credit Quality. Stable credit in an evolving credit environment.
- Allowance for credit losses of 0.99% as a percentage of period-end total loans.
- Allowance for unfunded credit commitments of 0.38% as a percentage of total unfunded credit commitments.
- Provision for loans of 0.42% as a percentage of total loans.
- Net loan charge-offs of 0.20% as a percentage of average total loans.

+     Consists of fee income from client investments, foreign exchange, credit cards, deposit services, lending related activities and letters of credit and standby letters of credit. This is a non-GAAP financial measure. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”).
++     Consists of investment banking revenue and commissions. This is a non-GAAP financial measure. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”).
+++This ratio excludes certain financial line items where performance is typically subject to market or other conditions beyond our control and excludes SVB Leerink revenue and expenses as well as other non-recurring expenses. It is calculated by dividing noninterest expense after adjusting for noninterest expense attributable to SVB Leerink and other non-recurring expenses by total revenue after adjusting for noninterest income attributable to SVB Leerink, net gains or losses on investment securities and equity warrant assets, investment banking revenue and commissions. Additionally, noninterest expense and total revenue are adjusted for income or losses and expenses attributable to noncontrolling interests and adjustments to net interest income for a taxable equivalent basis. This is a non-GAAP financial measure. (See the non-GAAP reconciliation under "Results of Operations-Noninterest Expense").
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

A summary of our performance in 2020 compared to 2019 is as follows:

	Year ended December 31,
(Dollars in thousands, except per share amounts, employees and ratios)	2020	2019	% Change
Income Statement:
Diluted earnings per share	$22.87	$21.73	5.2%
Net income available to common stockholders	1,191,217	1,136,856	4.8
Net interest income	2,156,284	2,096,601	2.8
Net interest margin	2.67%	3.51%	(84)	bps
Provision for credit losses	$219,510	$106,416	106.3%
Noninterest income	1,840,148	1,221,479	50.6
Noninterest expense	2,035,041	1,601,262	27.1
Non-GAAP core fee income (1)	603,198	641,838	(6.0)
Non-GAAP core fee income, plus SVB Leerink Revenue (1)	1,083,823	893,361	21.3
Non-GAAP SVB Leerink revenue (1)	480,625	251,523	91.1
Non-GAAP noninterest income, net of noncontrolling interests (1)	1,753,773	1,172,855	49.5
Non-GAAP noninterest expense, net of noncontrolling interests (2)	2,034,566	1,600,427	27.1
Balance Sheet:
Average available-for-sale-securities	$18,652,580	$9,597,712	94.3%
Average held-to-maturity securities	13,113,300	14,672,342	(10.6)
Average loans, amortized cost	37,265,976	29,916,207	24.6
Average noninterest-bearing demand deposits	50,192,642	38,783,470	29.4
Average interest-bearing deposits	24,822,788	16,273,480	52.5
Average total deposits	75,015,430	55,056,950	36.3
Earnings Ratios:
Return on average assets (3)	1.39%	1.80%	(22.8)%
Return on average SVBFG common stockholders’ equity (4)	16.83	20.03	(16.0)
Asset Quality Ratios:
Allowance for credit losses for loans as a percentage of total period-end total loans (5)	0.99%	0.91%	8	bps
Allowance for credit losses for performing loans as a percentage of total performing loans (5)	0.87	0.78	9
Gross loan charge-offs as a percentage of average total loans (5)	0.28	0.31	(3)
Net loan charge-offs as a percentage of average total loans (5)	0.20	0.24	(4)
Capital Ratios:
SVBFG CET 1 risk-based capital ratio	11.04%	12.58%	(154)	bps
SVBFG total risk-based capital ratio	12.64	14.23	(159)
SVBFG tier 1 risk-based capital ratio	11.89	13.43	(154)
SVBFG tier 1 leverage ratio	7.45	9.06	(161)
SVBFG tangible common equity to tangible assets (6)	6.66	8.39	(173)
SVBFG tangible common equity to risk-weighted assets (66)	11.87	12.76	(89)
Bank CET 1 risk-based capital ratio	10.70	11.12	(42)
Bank total risk-based capital ratio	11.49	11.96	(47)
Bank tier 1 risk-based capital ratio	10.70	11.12	(42)
Bank tier 1 leverage ratio	6.43	7.30	(87)
Bank tangible common equity to tangible assets (6)	6.24	7.24	(100)
Bank tangible common equity to risk-weighted assets (6)	11.58	11.31	27
Other Ratios:
GAAP operating efficiency ratio (7)	50.92%	48.26%	5.5%
Non-GAAP core operating efficiency ratio (2)	55.90	48.06	16.3
Total costs of deposits (8)	0.08	0.32	(75.0)
Book value per common share (9)	$151.86	$118.67	28.0
Tangible book value per common share (10)	147.92	115.05	28.6
Other Statistics:
Average full-time equivalent employees	4,040	3,362	20.2%
Period-end full-time equivalent employees	4,461	3,564	25.2

(1)See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income, non-GAAP core fee income plus SVB Leerink revenue and non-GAAP SVB Leerink revenue.
(2)See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP core operating efficiency ratio.
(3)Ratio represents consolidated net income available to common stockholders divided by average assets.
(4)Ratio represents consolidated net income available to common stockholders divided by average SVBFG common stockholders’ equity.
(5)For the year ended December 31, 2020, the ratios are calculated using the amortized cost basis for total loans as a result of the adoption of CECL. Prior period ratios were calculated using total gross loans in accordance with previous methodology.
(6)See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.
(7)The operating efficiency ratio is calculated by dividing total noninterest expense by total net interest income plus noninterest income.
(8)Ratio represents total cost of deposits and is calculated by dividing interest expense from deposits by average total deposits.
(9)Book value per common share is calculated by dividing total SVBFG common stockholders’ equity by total outstanding common shares at period-end.
(10)Tangible book value per common share is calculated by dividing tangible common equity by total outstanding common shares at period-end. Tangible common equity is a non-GAAP measure defined under the section “Capital Resources-Capital Ratios.”

Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding our financial condition and results of operations. We have identified one policy as being critical because it requires us to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. We evaluate our estimates and assumptions on an ongoing basis and we base these estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.
This critical accounting policy addresses the adequacy of the allowance for credit losses for loans and unfunded credit commitments. Our senior management has discussed and reviewed the development, selection, application and disclosure of this critical accounting policy with the Audit Committee of our Board of Directors.
We disclose our method and approach for this accounting policy in Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Allowance for Credit Losses
We consider this accounting policy to be critical as estimation of expected credit losses involves material management estimates and is susceptible to significant changes in the near-term. Determining the allowance for credit losses for loans and unfunded credit commitments requires us to make forecasts that are highly uncertain and require a high degree of judgment. A committee comprised of senior management evaluates the adequacy of the allowance for credit losses for loans, which includes review of loan portfolio segmentation, quantitative models, internal and external data inputs, economic forecasts, credit risk ratings and qualitative adjustments.
Expected Credit Losses Estimate for Loans and Unfunded Credit Commitments
The methodology for estimating the amount of expected credit losses ("ECL") reported in the allowance for credit losses is the sum of two main components: (1) ECL assessed on a collective basis for pools of loans and unfunded credit commitments that share similar risk characteristics and (2) ECL assessed for individual loans and unfunded credit commitments that do not share similar risk characteristics with other loans. Estimating the amount of ECL involves significant judgment on various matters including the assessment of risk characteristics, assignment of risk ratings, development and weighting of macroeconomic forecasts, and incorporation of historical loss experience.
We derive an estimated ECL using three predictive metrics: (1) probability of default ("PD"), (2) loss given default ("LGD") and (3) exposure at default ("EAD"), over the estimated life of the exposure. PD and LGD assumptions are developed based on quantitative models and inherent risk of credit loss, both of which involve significant judgment. One of the most significant areas of judgment involved in estimating the allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses. The selection of variables used in our econometric models varies by loan portfolio, but typically includes real gross domestic product ("GDP") growth and unemployment rates. Changes in management’s assumptions and forecasts could significantly affect its estimate of expected credit losses across various risk-based segments. For example, macroeconomic conditions and forecasts related to the duration and severity of the economic downturn caused by the COVID-19 pandemic have been rapidly changing and remain highly uncertain. Alternative forecasts considered could have significant impact on the ECL.
To the extent the remaining contractual lives of loans in the portfolio extend beyond this three-year period, we revert to historical averages using an autoregressive method of mean reversion that will continue to gradually trend towards the mean historical loss over the remaining contractual lives of loans, adjusted for prepayments. The macroeconomic scenarios are reviewed on a quarterly basis.

We also apply certain qualitative factor adjustments to the results obtained through our quantitative ECL models to consider model imprecision, emerging risk assessments, trends and other subjective factors that may not be adequately represented in the quantitative ECL models. These adjustments to historical loss information are for asset specific risk characteristics, and also reflect our assessment of the extent that current conditions and reasonable and supportable forecasts differ from conditions that existed during the period over which historical information was evaluated. Given the current processes and risk monitoring by the Bank, management believes the combination of the quantitative model results and the qualitative factor adjustment represents a reasonable and appropriate estimate of ECL.
Allowance for Loan Losses and Allowance for Unfunded Credit Commitments
For our method and approach for our critical accounting policy related to the allowance for loan losses and allowance for unfunded credit commitments, which were superseded by recently adopted accounting standards in 2020, please refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
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
We completed a comprehensive implementation process that included loss forecasting model development, evaluation of technical accounting topics, updates to our allowance for credit loss accounting policies, reporting processes and related internal controls, overall operational readiness for our adoption of CECL as well as parallel runs for CECL alongside our previous allowance process. We provided quarterly updates to senior management and to the Audit and Credit Committees of the Board of Directors throughout the implementation process. For additional details regarding our allowance for credit losses methodology, see Note 9—“Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Based on our loan, unfunded credit commitment and HTM security portfolios composition at December 31, 2019, and the then current economic environment, the cumulative effect of the changes to our consolidated balance sheets at January 1, 2020, for the adoption of CECL were as follows:

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
Recent Accounting Pronouncements
In March 2020, the FASB issued a new Accounting Standard Update (ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting). This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. For instance, entities can (1) elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met, an entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination; (2) elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met; and (3) make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. This guidance became effective on March 12, 2020 and an entity may elect to prospectively apply each category of exemption independently, either in the interim period that includes March 12, 2020, or in a subsequent period through December 31, 2022. The effective guidance did not have an impact on our consolidated financial position or results of operations nor to the disclosures in the notes to our consolidated financial statements for the year ended December 31, 2020. We have implemented a process to assess the population of contracts that will be impacted by this ASU and to evaluate expedients we will use and when we might apply them. We are currently evaluating the impact this guidance will have on our financial position, results of operations, cash flows and disclosures.
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

	2020 compared to 2019			2019 compared to 2018
	Change due to			Change due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$13,175	$(84,073)	$(70,898)	$50,581	$10,651	$61,232
Fixed income investment portfolio (taxable)	99,431	(33,290)	66,141	(22,833)	50,079	27,246
Fixed income investment portfolio (non-taxable)	24,433	(4,049)	20,384	12,596	488	13,084
Loans, amortized cost	299,786	(378,930)	(79,144)	229,091	11,594	240,685
Increase (decrease) in interest income, net	436,825	(500,342)	(63,517)	269,435	72,812	342,247
Interest expense:
Interest-bearing checking and savings accounts	5,589	749	6,338	(72)	33	(39)
Money market deposits	14,381	(120,121)	(105,740)	79,243	45,945	125,188
Money market deposits in foreign offices	149	83	232	(11)	(1)	(12)
Time deposits	1,256	(644)	612	560	600	1,160
Sweep deposits in foreign offices	(629)	(18,266)	(18,895)	10,137	11,932	22,069
Total increase (decrease) in deposits expense	20,746	(138,199)	(117,453)	89,857	58,509	148,366
Short-term borrowings	2,119	(2,399)	(280)	(12,408)	1,421	(10,987)
3.50% Senior Notes	13	—	13	12	—	12
3.125% Senior Notes	9,184	—	9,184	—	—	—
5.375% Senior Notes	(18,945)	—	(18,945)	(505)	—	(505)
Total (decrease) increase in borrowings expense	(7,629)	(2,399)	(10,028)	(12,901)	1,421	(11,480)
Increase (decrease) in interest expense, net	13,117	(140,598)	(127,481)	76,956	59,930	136,886
Increase (decrease) in net interest income	$423,708	$(359,744)	$63,964	$192,479	$12,882	$205,361
Net Interest Income (Fully Taxable Equivalent Basis)
Net interest income increased by $64.0 million to $2.2 billion in 2020, compared to $2.1 billion in 2019. Overall, the increase in our net interest income was due primarily to an increase in interest earned from growth in our average fixed income securities and loan balances as well as decreases in interest paid on deposits due to market interest rate decreases. These increases were partially offset by lower interest earned on cash and cash equivalents, fixed income investments and loans reflective of the three 25 basis point Federal Funds rate decreases in the latter half of 2019 as well as the aggregate 150 basis point decrease in March 2020 as well as lower LIBOR rates.
The main factors affecting interest income and interest expense for 2020, compared to 2019, are discussed below:
•Interest income for 2020 decreased by $63.5 million primarily due to:
◦A $79.1 million decrease in interest income from loans to $1.5 billion in 2020, compared to $1.6 billion in 2019. This decrease was reflective of a decrease in the overall yield on our loan portfolio of 127 basis points to 4.08 percent from 5.35 percent partially offset by an increase in average loan balances of $7.3 billion. Gross loan yields, excluding loan interest recoveries and loan fees, decreased by 122 basis points to 3.57 percent from 4.79 percent, reflective primarily of the impact of the decreases in Federal Funds rates as discussed above, partially offset by an increase reflective of the impact of the reclassification of unrealized gains on interest rate swap cash flow hedges that were terminated in the first quarter of 2020 and protection from effective loan floors, and
◦A $70.9 million decrease in interest income from our interest earning cash and short-term investment securities to $25.5 million, compared to $96.4 million in 2019. The decrease was due primarily to the decrease in Federal Funds interest rates as discussed above, partially offset by growth in average balances of $6.3 billion.
These decreases were offset by the following:
◦An $86.5 million increase in interest income from our fixed income investment securities to $712.3 million in 2020, compared to $625.8 million in 2019. The increase was due primarily to the increase of $7.5 billion in average fixed income investment securities, partially offset by declines in yields earned on these investments reflective of the lower interest rate market environment, net of an acceleration of discount accretion due to an increase in expected prepayments for fixed rate commercial mortgaged-backed securities in our held-to-maturity portfolio.
•Interest expense for 2020 decreased to $85.3 million, compared to $212.8 million for 2019, primarily due to:
◦A $117.5 million decrease in interest expense on deposits due primarily to a decrease in interest paid on our interest-bearing money market and on-balance sheet sweep deposits reflective of the decreases in market rates. These decreases were partially offset by interest expense from $8.5 billion of growth in average balances for our interest-bearing money markets deposits.
◦A $10.0 million decrease in interest expense on borrowings due primarily to the extinguishment of our 5.375% Senior Notes, partially offset by interest expense for our 3.125% Senior Notes issued towards the end of the second quarter of 2020.
Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin decreased by 84 basis points to 2.67 percent in 2020, compared to 3.51 percent in 2019.
The decrease in our net interest margin in 2020 was reflective primarily of the decreases in the Federal Funds and lower LIBOR rates as discussed above, as well as a shift in the mix of the growth in our interest-earning assets to lower-yielding short-term investment securities portfolio relative to the growth in our loan portfolio driven by growth in our average deposits, partially offset by gains from our interest rate swap cash flow hedges which were terminated in the first quarter of 2020 and protection from effective loan floors. For the year ended December 31, 2020, our loan portfolio comprised 46 percent of our average interest-earning assets, a decrease from 50 percent for the year ended December 31, 2019.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests, preferred stock and SVBFG common stockholders’ equity, interest income, interest expense, yields and rates and the composition of our net interest margin in 2020, 2019 and 2018:

Average Balances, Yields and Rates Paid for the Years Ended December 31, 2020, 2019 and 2018

	Year ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$12,251,754	$25,542	0.21%	$5,932,146	$96,440	1.63%	$2,820,883	$35,208	1.25%
Investment Securities: (2)
Available-for-sale securities:
Taxable	18,652,580	336,732	1.81	9,597,712	217,650	2.27	9,789,211	185,120	1.89
Held-to-maturity securities:
Taxable	10,728,035	298,260	2.78	13,041,160	351,201	2.69	13,727,745	356,485	2.60
Non-taxable (3)	2,385,265	77,285	3.24	1,631,182	56,901	3.49	1,270,101	43,817	3.45
Total loans, amortized cost (4) (5)	37,265,976	1,520,021	4.08	29,916,207	1,599,165	5.35	25,630,520	1,358,480	5.30
Total interest-earning assets	81,283,610	2,257,840	2.77	60,118,407	2,321,357	3.86	53,238,460	1,979,110	3.71
Cash and due from banks	1,021,483			592,196			480,900
Allowance for credit losses: loans	(508,786)			(306,800)			(282,489)
Other assets (6)	3,995,352			2,807,827			1,792,189
Total assets	$85,791,659			$63,211,630			$55,229,060
Funding sources:
Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$2,873,714	$6,762	0.24%	$498,606	$424	0.09%	$583,295	$463	0.08%
Money market deposits	19,741,042	47,161	0.24	13,721,076	152,901	1.11	6,609,873	27,713	0.42
Money market deposits in foreign offices	330,512	296	0.09	164,693	64	0.04	192,128	76	0.04
Time deposits	335,724	1,883	0.56	111,806	1,271	1.14	62,570	111	0.18
Sweep deposits in foreign offices	1,541,796	4,117	0.27	1,777,299	23,012	1.29	994,360	943	0.09
Total interest-bearing deposits	24,822,788	60,219	0.24	16,273,480	177,672	1.09	8,442,226	29,306	0.35
Short-term borrowings	401,159	3,312	0.83	144,545	3,592	2.49	643,886	14,579	2.26
3.125% Senior Notes	284,113	9,184	3.23	—	—	—	—	—	—
3.50% Senior Notes	348,153	12,611	3.62	347,799	12,598	3.62	347,458	12,586	3.62
5.375% Senior Notes	—	—	—	337,646	18,945	5.61	348,480	19,450	5.58
Total interest-bearing liabilities	25,856,213	85,326	0.33	17,103,470	212,807	1.24	9,782,050	75,921	0.78
Portion of noninterest-bearing funding sources	55,427,397			43,014,937			43,456,410
Total funding sources	81,283,610	85,326	0.10	60,118,407	212,807	0.35	53,238,460	75,921	0.14
Noninterest-bearing funding sources:
Demand deposits	50,192,642			38,783,470			39,633,118
Other liabilities	2,168,299			1,483,737			937,199
Preferred stock	340,146			17,751			—
SVBFG common stockholders’ equity	7,079,356			5,674,531			4,734,417
Noncontrolling interests	155,003			148,671			142,276
Portion used to fund interest-earning assets	(55,427,397)			(43,014,937)			(43,456,410)
Total liabilities and total equity	$85,791,659			$63,211,630			$55,229,060
Net interest income and margin		$2,172,514	2.67%		$2,108,550	3.51%		$1,903,189	3.57%
Total deposits	$75,015,430			$55,056,950			$48,075,344
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(16,230)			(11,949)			(9,201)
Net interest income, as reported		$2,156,284			$2,096,601			$1,893,988

(1)Includes average interest-earning deposits in other financial institutions of $1.1 billion, $0.9 billion and $0.8 billion in 2020, 2019 and 2018, respectively. For 2020, 2019 and 2018, balances also include $9.9 billion, $4.1 billion and $1.6 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.
(2)Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21.0 percent for all periods presented.
(4)Nonaccrual loans are reflected in the average balances of loans.
(5)Interest income includes loan fees of $190.9 million, $167.6 million and $136.6 million in 2020, 2019 and 2018, respectively.

(6)Average investment securities of $2.0 billion, $1.1 billion, and $0.8 billion in 2020, 2019 and 2018, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other equity securities.
Provision for Credit Losses
The following table summarizes our allowance for credit losses for loans, unfunded credit commitments and HTM securities for 2020, 2019 and 2018, respectively:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Allowance for credit losses for loans, beginning balance	$304,924	$280,903	$255,024
Day one impact of adopting ASC 326	25,464	—	—
Provision for loans	189,226	94,183	84,292
Gross loan charge-offs	(102,904)	(92,603)	(67,917)
Loan recoveries	29,018	21,038	11,636
Foreign currency translation adjustments	2,037	1,403	(2,132)
Allowance for credit losses for loans, ending balance	$447,765	$304,924	$280,903
Allowance for credit losses for unfunded credit commitments, beginning balance	67,656	55,183	51,770
Day one impact of adopting ASC 326	22,826	—	—
Provision for unfunded credit commitments	30,066	12,233	3,578
Foreign currency translation adjustments	248	240	(165)
Allowance for credit losses for unfunded credit commitments, ending balance (1)	$120,796	$67,656	$55,183
Allowance for credit losses for HTM securities, beginning balance	—	—	—
Day one impact of adopting ASC 326	174	—	—
Provision for HTM securities	218	—	—
Allowance for credit losses for HTM securities, ending balance (2)	$392	$—	$—
Ratios and other information:
Provision for loans as a percentage of period-end total loans (3)	0.42%	0.28%	0.30%
Gross loan charge-offs as a percentage of average total loans	0.28	0.31	0.26
Net loan charge-offs as a percentage of average total loans	0.20	0.24	0.22
Allowance for credit losses for loans as a percentage of period-end total loans (3)	0.99	0.91	0.99
Provision for credit losses	$219,510	$106,416	$87,870
Period-end total loans (3)	45,181,488	33,327,704	28,511,312
Average total loans (3)	37,265,976	30,077,343	25,790,949
Allowance for credit losses for nonaccrual loans	54,029	44,859	37,941
Nonaccrual loans	104,244	102,669	94,142

(1)The “allowance for credit losses for unfunded credit commitments” is included as a component of “Other liabilities.”
(2)The "allowance for credit losses for HTM securities" is included as a component of "HTM securities" and presented net in our consolidated financial statements.
(3)For the year ended December 31, 2020, loan amounts are disclosed, and ratios are calculated, using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed, and ratios are calculated, using the gross basis in accordance with previous methodology.

The provision for credit losses is the combination of (i) the provision for loans, (ii) the provision for unfunded credit commitments and (iii) the provision for HTM securities for the year ending December 31, 2020. For the years ending December 31, 2019 and 2018, the provision for credit losses is the combination of both the provision for loan losses and the provision for unfunded credit commitments. For a more detailed discussion of credit quality and the allowance for credit losses, see “Critical Accounting Policies and Estimates” above, “Consolidated Financial Condition-Credit Quality and the Allowance for Credit Losses for Loans and for Unfunded Credit Commitments” below and Note 9—“Loans and Allowance for

Credit Losses: Loans and Unfunded Credit Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for further details on our allowance for credit losses.
Provision for Loans
We had a provision for loans of $189.2 million in 2020, compared to a provision of $94.2 million in 2019. The provision for loans of $189.2 million in 2020 was driven primarily by $56.6 million in additional reserves for our performing loans based on our forecast models of the current economic environment under the CECL methodology adopted January 1, 2020, including the impact of the COVID-19 pandemic, as well as changes in loan composition within our portfolio segments, $59.8 million in net new nonaccrual loans, $49.2 million for charge-offs not specifically reserved for at December 31, 2019 and $54.6 million in additional reserves for period-end loan growth, partially offset by $29.0 million of recoveries.
The provision for loan losses of $94.2 million in 2019, under the previous incurred loss methodology, was reflective primarily of $38.7 million from period-end loan growth, $56.3 million in net new specific reserves for nonaccrual loans and $43.2 million from charge-offs not specifically reserved for, partially offset by a decrease of $23.0 million for our performing loans and $21.0 million of recoveries.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $30.1 million in 2020, compared to a provision of $12.2 million in 2019. Our provision for unfunded credit commitments in 2020 was driven primarily by the forecast models of the current economic environment under the CECL methodology adopted January 1, 2020, including the impact of the COVID-19 pandemic, as well as growth in unfunded credit commitments.
We recorded a provision for unfunded credit commitments of $12.2 million in 2019. Our provision for unfunded credit commitments in 2019 was driven primarily by growth in unfunded credit commitments of $5.3 billion.
Provision for HTM Securities
We recorded a provision for HTM securities of $0.2 million in 2020 under the CECL methodology adopted January 1, 2020, compared to a provision of zero under the previous incurred loss methodology. Our provision for HTM securities was driven primarily by the forecast models of the current economic environment, including the impact of the COVID-19 pandemic. Our HTM portfolio as of December 31, 2020 was entirely made up of Aa2 or better rated bonds, all considered high quality.
Noninterest Income
For the year ended December 31, 2020, noninterest income was $1.84 billion, compared to $1.22 billion for comparable 2019 period. For the year ended December 31, 2020, non-GAAP noninterest income, net of noncontrolling interests was $1.75 billion, compared to $1.17 billion for the comparable 2019 period. For the year ended December 31, 2020, non-GAAP core fee income was $603.2 million, compared to $641.8 million for the comparable 2019 period. For the year ended December 31, 2020, non-GAAP SVB Leerink revenue was $480.6 million, compared to $251.5 million for the comparable 2019 period. (See reconciliations of non-GAAP measures used below under "Use of Non-GAAP Financial Measures".)
Use of Non-GAAP Financial Measures
To supplement our audited consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance (including, but not limited to, non-GAAP core fee income, non-GAAP SVB Leerink revenue, non-GAAP core fee income plus SVB Leerink revenue, non-GAAP noninterest income and non-GAAP net gains on investment securities). These supplemental performance measures may vary from, and may not be comparable to, similarly titled measures by other companies in our industry. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.
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
Core fee income is a non-GAAP financial measure, which represents GAAP noninterest income, but excludes (i) SVB Leerink revenue, (ii) certain line items where performance is typically subject to market or other conditions beyond our control, primarily our net gains (losses) on investment securities and equity warrant assets, and (iii) other noninterest income. Core fee income represents client investment fees, foreign exchange fees, credit card fees, deposit service charges, lending related fees and letters of credit and standby letters of credit fees.
SVB Leerink revenue is a non-GAAP financial measure, which represents noninterest income but excludes (i) Core fee income, and (ii) certain line items where performance is typically subject to market or other conditions beyond our control, primarily our net gains (losses) on investment securities and equity warrant assets, and other noninterest income. SVB Leerink revenue represents investment banking revenue and commissions.
Core fee income plus SVB Leerink revenue is a non-GAAP measure, which represents GAAP noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control, primarily our net gains (losses) on investment securities and equity warrant assets, and other noninterest income. Core fee income plus SVB Leerink revenue represents core fee income plus investment banking revenue and commissions.
The following table provides a reconciliation of GAAP noninterest income to non-GAAP noninterest income, net of noncontrolling interests for 2020, 2019 and 2018, respectively:

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
GAAP noninterest income	$1,840,148	$1,221,479	50.6%	$744,984	64.0%
Less: income attributable to noncontrolling interests, including carried interest allocation	86,375	48,624	77.6	38,000	28.0
Non-GAAP noninterest income, net of noncontrolling interests	$1,753,773	$1,172,855	49.5	$706,984	65.9
The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for 2020, 2019 and 2018, respectively:

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
GAAP noninterest income	$1,840,148	$1,221,479	50.6%	$744,984	64.0%
Less: gains on investment securities, net	420,752	134,670	NM	88,094	52.9
Less: gains on equity warrant assets, net	237,428	138,078	72.0	89,142	54.9
Less: other noninterest income	98,145	55,370	77.3	51,858	6.8
Non-GAAP core fee income plus SVB Leerink revenue (1)	$1,083,823	$893,361	21.3	$515,890	73.2
Investment banking revenue	413,985	195,177	112.1	—	—
Commissions	66,640	56,346	18.3	—	—
Non-GAAP SVB Leerink revenue (2)	$480,625	$251,523	91.1	$—	—
Non-GAAP core fee income (3)	$603,198	$641,838	(6.0)	$515,890	24.4

NM—Not meaningful
(1)Non-GAAP core fee income plus SVB Leerink revenue represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control and other noninterest income. Core fee income plus SVB Leerink revenue is non-GAAP core fee income (as defined in footnote (3) below) with the addition of investment banking revenue and commissions.

(2)Non-GAAP SVB Leerink revenue represents investment banking revenue and commissions, but excludes certain line items where performance is typically subject to market or other conditions beyond our control and other noninterest income.
(3)Non-GAAP core fee income represents noninterest income, but excludes (i) certain line items where performance is typically subject to market or other conditions beyond our control, (ii) our investment banking revenue and commissions and (iii) other noninterest income. Non-GAAP core fee income represents client investment fees, foreign exchange fees, credit card fees, deposit service charges, lending related fees and letters of credit and standby letters of credit fees.

Gains on Investment Securities, Net
Net gains on investment securities include gains and losses from our non-marketable and other equity securities, which include public equity securities held as a result of exercised equity warrant assets, as well as gains and losses from sales of our AFS debt securities portfolio, when applicable.
Our non-marketable and other equity securities portfolio primarily represents investments in venture capital and private equity funds, including a joint venture bank in China, debt funds, the newly acquired managed credit platform, private and public portfolio companies and qualified affordable housing projects. We experience variability in the performance of our non-marketable and other equity securities from period to period, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains and losses from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains or losses from non-marketable and other equity securities for any single period are typically driven by valuation changes, and are therefore subject to potential increases or decreases in future periods. Such variability may lead to volatility in the gains or losses from investment securities. As such, our results for a particular period are not necessarily indicative of our expected performance in a future period.
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
In 2020, we had net gains on investment securities of $420.8 million, compared to $134.7 million in 2019. Non-GAAP net gains on investment securities, net of noncontrolling interests were $334.3 million in 2020, compared to $86.2 million in 2019, respectively. Net gains on investment securities, net of noncontrolling interests of $334.3 million in 2020 were driven by the following:
•Gains of $89.9 million from our managed funds of funds portfolio and managed direct venture funds, related primarily to net unrealized valuation increases in investments held by the funds in the portfolio,
•Gains of $66.0 million from our strategic and other investments portfolio, primarily driven by net unrealized valuation increases in both private and public company investments held in our strategic venture capital funds,
•Gains of $94.8 million from gains from our public equity securities, primarily driven by $72.0 million from unrealized gains for the 2.4 million common shares held as of December 31, 2020 in BigCommerce Holdings, Inc ("BigCommerce") and $14.7 million realized gains for the sale of BigCommerce equity shares,
•Gains of $61.2 million from our AFS debt securities portfolio, resulting from the sale of $2.6 billion of U.S. Treasury securities during the quarter, and
•Gains of $16.0 million from carried interest on our managed credit funds, acquired from WRG which closed on December 23, 2020. Performance fees earned from the arrangement existing prior to the acquisition of the debt fund business from WRG were previously recorded in other noninterest income and exchanged for carried interest as part of the acquisition. As a result, we recorded unrealized gains of $16.0 million net of noncontrolling interest related to carried interest on the managed credit funds. These gains were primarily driven by the IPO of BigCommerce.
Net gains on investment securities, net of noncontrolling interests of $86.2 million in 2019 were driven by the following:

•Gains of $37.9 million from our managed funds of funds portfolio, related primarily to net unrealized valuation increases in both private and public company investments held by the funds in the portfolio,
•Gains of $33.1 million from our strategic and other investments portfolio, primarily driven by net unrealized valuation increases in both private and public company investments held in our strategic venture capital funds, and
•Gains of $7.9 million from our managed direct venture funds, related primarily to net unrealized valuation increases in investments held by the funds in the portfolio.
The following table provides a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for 2020, 2019 and 2018:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Managed Credit Funds	Public Equity Securities	Sales of AFS Debt Securities	Debt Funds	Strategic and Other Investments	SVB Leerink	Total
Year ended December 31, 2020
GAAP gains (losses) on investment securities, net	$116,104	$56,195	$19,127	$94,758	$61,165	$(403)	$66,017	$7,789	$420,752
Less: gains attributable to noncontrolling interests, including carried interest allocation	54,837	27,584	3,150	—	—	—	—	898	86,469
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$61,267	$28,611	$15,977	$94,758	$61,165	$(403)	$66,017	$6,891	$334,283
Year ended December 31, 2019
GAAP gains (losses) on investment securities, net	$74,939	$17,982	$—	$5,421	$(3,905)	$1,647	$33,101	$5,485	$134,670
Less: gains attributable to noncontrolling interests, including carried interest allocation	37,087	10,089	—	—	—	—	—	1,325	48,501
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$37,852	$7,893	$—	$5,421	$(3,905)	$1,647	$33,101	$4,160	$86,169
Year ended December 31, 2018
GAAP gains (losses) on investment securities, net	$62,019	$11,502	$—	$(25,158)	$(740)	$541	$39,930	$—	$88,094
Less: gains attributable to noncontrolling interests, including carried interest allocation	32,938	5,245	—	—	—	—	—	—	38,183
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$29,081	$6,257	$—	$(25,158)	$(740)	$541	$39,930	$—	$49,911
Gains on Equity Warrant Assets, Net
Gains on equity warrant assets, net, were $237.4 million in 2020, compared to $138.1 million in 2019. Net gains on equity warrant assets of $237.4 million in 2020 were primarily due to the following:
•Net gains of $179.6 million from the exercises of equity warrant assets in 2020 driven by robust IPO, special purpose acquisition company ("SPAC") and M&A activity during 2020, including $10.8 million from our exercised warrant position in BigCommerce, and
•Net gains of $59.7 million from changes in warrant valuations in 2020 driven by valuation increases in our private company warrant portfolio.
Gains on equity warrant assets, net, of $138.1 million in 2019 were primarily due to the following:
•Net gains of $107.2 million from the exercises of equity warrant assets in 2019, driven by increased IPO activity during 2019, and
•Net gains of $34.4 million from changes in warrant valuations in 2019, driven by valuation increases in our private company warrant portfolio.

A summary of gains on equity warrant assets, net, for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Equity warrant assets (1):
Gains on exercises, net	$179,648	$107,168	67.6%	$58,186	84.2%
Terminations	(1,948)	(3,502)	(44.4)	(5,964)	(41.3)
Changes in fair value, net	59,728	34,412	73.6	36,920	(6.8)
Total gains on equity warrant assets, net	$237,428	$138,078	72.0	$89,142	54.9

(1)At December 31, 2020, we held warrants in 2,602 companies, compared to 2,268 companies at December 31, 2019. The total value of our warrant portfolio was $203.4 million at December 31, 2020 and $165.5 million at December 31, 2019. Warrants in 25 companies each had fair values greater than $1.0 million and collectively represented $75.9 million, or 37.3 percent, of the fair value of the total warrant portfolio at December 31, 2020.
Investment in Root, Inc.
As of December 31, 2020, we held investments in Root, Inc. (“Root”) of approximately 14.0 million common stock shares directly held by two of our SVB Capital funds (in which SVBFG holds certain carried interests), of which we estimated to be entitled to approximately $24.8 million before taxes in the form of carried interest subject to the fund's performance and assuming the fund exceeds certain performance targets. Carried interest may be subject to change to the extent fund performance levels fluctuate.
Investment in BigCommerce
As of December 31, 2020, we held an investment in BigCommerce of approximately 2.4 million common shares pursuant to our exercise of certain warrants and debt conversion and 1.4 million shares held through our SVB Capital Funds (in which SVBFG holds certain carried interests), of which we estimate to be entitled to approximately $11.5 million before taxes in the form of carried interest subject to the fund's performance and assuming the fund exceeds certain performance targets. Carried interest may be subject to change to the extent fund performance levels fluctuate.
Gains (or losses) related to our equity securities in public companies such as Root and BigCommerce are based on valuation changes or the sale of any securities, and are subject to such companies' stock price, which are subject to market conditions and various other factors. Additionally, the public equity investment expected gains and losses, and the extent to which such gains (or losses) will become realized is subject to a variety of factors, including among other factors, changes in prevailing market prices and the timing of any sales of securities, which are subject to our securities sales and governance process as well as certain sales restrictions (e.g. lock-up agreements). The lock up agreement for common stock shares held in Root is scheduled to expire during April 2021 and the lock up agreement for common shares held in BigCommerce expired in February 2021.
As of the date of this filing, we have sold all of our common shares of BigCommerce subsequent to the lock-up expiration resulting in pre-tax gains on investment securities of approximately $43.0 million to be recorded during the first quarter of 2021. Additionally, all BigCommerce shares held through our SVB Capital Funds were distributed to the limited partners subsequent to the lock-up expiration. The distribution to fund investors did not result in a realized gain or loss to SVB Financial Group and there was no distribution of carried interest to the General Partner. We do not anticipate the price of BigCommerce common shares upon distribution will have a material impact on the amount of expected carried interest previously disclosed above. Carried interest may be subject to change to the extent fund performance levels fluctuate.

Non-GAAP Core Fee Income and Non-GAAP SVB Leerink Revenue

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Non-GAAP core fee income (1):
Client investment fees	$132,200	$182,068	(27.4)%	$130,360	39.7%
Foreign exchange fees	178,733	159,262	12.2	138,812	14.7
Credit card fees	97,737	118,719	(17.7)	94,072	26.2
Deposit service charges	90,336	89,200	1.3	76,097	17.2
Lending related fees	57,533	49,920	15.3	41,949	19.0
Letters of credit and standby letters of credit fees	46,659	42,669	9.4	34,600	23.3
Total non-GAAP core fee income (1)	$603,198	$641,838	(6.0)	$515,890	24.4
Investment banking revenue	413,985	195,177	112.1	—	—
Commissions	66,640	56,346	18.3	—	—
Total non-GAAP SVB Leerink revenue (2)	$480,625	$251,523	91.1	$—	—
Total non-GAAP core fee income plus SVB Leerink revenue (3)	$1,083,823	$893,361	21.3	$515,890	73.2

(1)Non-GAAP core fee income represents noninterest income, but excludes (i) certain line items where performance is typically subject to market or other conditions beyond our control, (ii) our investment banking revenue and commissions and (iii) other noninterest income. See “Use of Non-GAAP Measures” above.
(2)Non-GAAP SVB Leerink revenue represents noninterest income, but excludes (i) certain line items where performance is typically subject to market or other conditions beyond our control, (ii) non-GAAP core fee income, and (iii) other noninterest income. See “Use of Non-GAAP Measures” above.
(3)Non-GAAP core fee income plus SVB Leerink revenue represents noninterest income, but excludes (i) certain line items where performance is typically subject to market or other conditions beyond our control, and (ii) other noninterest income. See “Use of Non-GAAP Measures” above.
Client Investment Fees
We offer a variety of investment products on which we earn fees. These products include money market mutual funds, overnight repurchase agreements and sweep money market funds available through the Bank, client-directed accounts offered through our broker-dealer, SVB Wealth Advisory, and fixed income management services offered through SVB Asset Management, our investment advisory subsidiary.
Client investment fees were $132.2 million in 2020, compared to $182.1 million in 2019. The decrease in client investment fees is reflective of a reduction in fee margin resulting from lower short-term market rates.

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Client investment fees by type:
Sweep money market fees	$74,176	$104,236	(28.8)%	$75,654	37.8%
Asset management fees	42,768	28,665	49.2	23,882	20.0
Repurchase agreement fees	15,256	49,167	(69.0)	30,824	59.5
Total client investment fees	$132,200	$182,068	(27.4)	$130,360	39.7

The following table summarizes average client investment funds for 2020, 2019 and 2018:

	Year ended December 31,
(Dollars in millions)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Sweep money market funds	$50,828	$40,667	25.0%	$32,232	26.2%
Client investment assets under management (1)	56,473	41,887	34.8	34,754	20.5
Repurchase agreements	10,079	9,079	11.0	8,086	12.3
Total average client investment funds (2)	$117,380	$91,633	28.1	$75,072	22.1

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at December 31, 2020, 2019 and 2018:

	December 31,
(Dollars in millions)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Sweep money market funds	$59,844	$43,226	38.4%	$38,348	12.7%
Client investment assets under management (1)	70,671	46,904	50.7	39,214	19.6
Repurchase agreements	10,538	9,062	16.3	8,422	7.6
Total period-end client investment funds (2)	$141,053	$99,192	42.2	$85,984	15.4

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
Foreign Exchange Fees
Foreign exchange fees were $178.7 million in 2020, compared to $159.3 million in 2019. The increase in foreign exchange fees was primarily due to increased foreign currency risk hedging as well as private equity activity. The increase is due primarily to the overall increase in the number of clients executing spot contracts resulting in higher trade volumes from the previous year reflective of our global expansion initiative and increased client engagement efforts. Foreign exchange fees have been, and may further be, impacted by effects of the COVID-19 pandemic.

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Foreign exchange fees by instrument type:
Spot contract commissions	$157,852	$145,915	8.2%	$127,459	14.5%
Forward contract commissions	19,849	13,068	51.9	10,940	19.5
Option premium fees	1,032	279	NM	413	(32.4)
Total foreign exchange fees	$178,733	$159,262	12.2	$138,812	14.7

NM—Not meaningful

 Credit Card Fees
Credit card fees were $97.7 million in 2020, compared to $118.7 million in 2019. The decrease was primarily due to lower transaction volumes starting in March of 2020 reflective of the COVID-19 pandemic interrupting normal business activity and reduced client spending. A summary of credit card fees by instrument type for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Credit card fees by instrument type:
Card interchange fees, net	$75,562	$93,553	(19.2)%	$74,381	25.8%
Merchant service fees	17,732	18,355	(3.4)	14,420	27.3
Card service fees	4,443	6,811	(34.8)	5,271	29.2
Total credit card fees	$97,737	$118,719	(17.7)	$94,072	26.2
Deposit Service Charges
Deposit service charges were $90.3 million in 2020, compared to $89.2 million in 2019. The increase was attributable to higher deposit client counts as well as higher volumes of our transaction-based fee products. However, client activity was impacted by a slower macro-economic environment resulting from the COVID-19 pandemic
Lending Related Fees
Lending related fees were $57.5 million in 2020, compared to $49.9 million in 2019. The increase was primarily due to increases in fees earned from unused lines of credit due to strong client liquidity. A summary of lending related fees by type for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Lending related fees by instrument type:
Unused commitment fees	$42,399	$34,829	21.7%	$32,452	7.3%
Other	15,134	15,091	0.3	9,497	58.9
Total lending related fees	$57,533	$49,920	15.3	$41,949	19.0
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees were $46.7 million in 2020, compared to $42.7 million in 2019. The increase was primarily driven by increases in deferred fee income reflective of larger letter of credit issuances.
Investment Banking Revenue
Investment banking revenue, attributable to the acquisition of SVB Leerink in January 2019, was $414.0 million in 2020, compared to $195.2 million in 2019. The increase was due to exceptional levels of funding activity in the life science/healthcare secondary markets and by the increase in public equity underwriting fees. A summary of investment banking revenue by type for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Investment banking revenue:
Underwriting fees	$352,951	$153,306	130.2%	$—	—%
Advisory fees	40,006	37,846	5.7	—	—
Private placements and other	21,028	4,025	NM	—	—
Total investment banking revenue	$413,985	$195,177	112.1	$—	—

NM—Not meaningful
Commissions
Commissions were $66.6 million in 2020, compared to $56.3 million in 2019. Commissions include commissions received from clients for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The increase was driven by client trading activity, consistent with market volumes.

Other Noninterest Income
Total other noninterest income was $98.1 million in 2020, compared to income of $55.4 million in 2019. The increase was primarily driven by the $30.0 million recognized gain upon the exercise and conversion of our convertible debt option for BigCommerce during the third quarter of 2020.
A summary of other noninterest income for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Other noninterest income by instrument type:
Fund management fees	$38,960	$32,522	19.8%	$23,016	41.3%
Net (losses) gains on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	(926)	345	NM	666	(48.2)
Gains from conversion of convertible debt options	30,018	—	—	—	—
Losses on extinguishment of debt	—	(8,960)	(100.0)	—	—
Other service revenue (2)	30,093	31,463	(4.4)	28,176	11.7
Total other noninterest income	$98,145	$55,370	77.3	$51,858	6.8

(1)Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.
(2)Includes dividends on FHLB/FRB stock, correspondent bank rebate income, incentive fees related to carried interest, valuation fee income and other fee income.
Noninterest Expense
A summary of noninterest expense for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Compensation and benefits	$1,318,457	$989,734	33.2%	$726,980	36.1%
Professional services	247,084	205,479	20.2	158,835	29.4
Premises and equipment	127,125	96,770	31.4	77,918	24.2
Net occupancy	100,889	69,279	45.6	54,753	26.5
Business development and travel	23,724	68,912	(65.6)	48,180	43.0
FDIC and state assessments	27,587	18,509	49.0	34,276	(46.0)
Other	190,175	152,579	24.6	87,251	74.9
Total noninterest expense	$2,035,041	$1,601,262	27.1	$1,188,193	34.8

Included in noninterest expense is expense attributable to noncontrolling interests. See below for a description and reconciliation of non-GAAP noninterest expense and non-GAAP core operating efficiency ratio, both of which exclude noncontrolling interests.
Non-GAAP Noninterest Expense
We use and report non-GAAP noninterest expense, non-GAAP taxable equivalent revenue and non-GAAP core operating efficiency ratio, which excludes noncontrolling interests, SVB Leerink and other non-recurring expenses. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by: (i) excluding certain items that represent expenses attributable to investors other than us and our subsidiaries, or certain items that do not occur every reporting period; or (ii) providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.
The table below provides a summary of non-GAAP noninterest expense and non-GAAP core operating efficiency ratio, both net of noncontrolling interests:

	Year ended December 31,
Non-GAAP core operating efficiency ratio (Dollars in thousands, except ratios)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
GAAP noninterest expense	$2,035,041	$1,601,262	27.1%	$1,188,193	34.8%
Less: expense attributable to noncontrolling interests	475	835	(43.1)	522	60.0
Non-GAAP noninterest expense, net of noncontrolling interests	2,034,566	1,600,427	27.1	1,187,671	34.8
Less: expense attributable to SVB Leerink	378,970	252,677	50.0	—	—
Less: real estate expenses	29,317	—	—	—	—
Less: charitable donation of net PPP loan origination fees	20,000	—	—	—	—
Non-GAAP noninterest expense, net of noncontrolling interests, SVB Leerink and other non-recurring expenses	$1,606,279	$1,347,750	19.2	$1,187,671	13.5

GAAP net interest income	$2,156,284	$2,096,601	2.8	$1,893,988	10.7
Adjustments for taxable equivalent basis	16,230	11,949	35.8	9,201	29.9
Non-GAAP taxable equivalent net interest income	2,172,514	2,108,550	3.0	1,903,189	10.8
Less: income attributable to noncontrolling interests	26	72	(63.9)	30	140.0
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	2,172,488	2,108,478	3.0	1,903,159	10.8
Less: net interest income attributable to SVB Leerink	578	1,252	(53.8)	—	—
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests and SVB Leerink	$2,171,910	$2,107,226	3.1	$1,903,159	10.7

GAAP noninterest income	$1,840,148	$1,221,479	50.6	$744,984	64.0
Less: income attributable to noncontrolling interests, including carried interest allocation	86,375	48,624	77.6	38,000	28.0
Non-GAAP noninterest income, net of noncontrolling interests	1,753,773	1,172,855	49.5	706,984	65.9
Less: non-GAAP net gains on investment securities, net of noncontrolling interests	334,283	86,169	NM	49,911	72.6
Less: net gains on equity warrant assets	237,428	138,078	72.0	89,142	54.9
Less: investment banking revenue	413,985	195,177	112.1	—	—
Less: commissions	66,640	56,346	18.3	—	—
Non-GAAP noninterest income, net of noncontrolling interests and net of net gains on investment securities, net gains on equity warrant assets, investment banking revenue and commissions	$701,437	$697,085	0.6	$567,931	22.7

GAAP total revenue	$3,996,432	$3,318,080	20.4	$2,638,972	25.7
Non-GAAP taxable equivalent revenue, net of noncontrolling interests and SVB Leerink, net gains on investment securities, net gains on equity warrant assets, investment banking revenue and commissions	$2,873,347	$2,804,311	2.5	$2,471,090	13.5

GAAP operating efficiency ratio	50.92%	48.26%	5.5	45.02%	7.2
Non-GAAP core operating efficiency ratio (1)	55.90	48.06	16.3	48.06	—

NM—Not meaningful
(1)The non-GAAP core operating efficiency ratio is calculated by dividing noninterest expense after adjusting for noninterest expense attributable to SVB Leerink and other non-recurring expenses by total revenue after adjusting for net interest income attributable to SVB Leerink, net gains or losses on investment securities and equity warrant assets, investment banking revenue and commissions. Additionally, noninterest expense and total revenue are adjusted for income or losses and expenses attributable to noncontrolling interests and adjustments to net interest income for a taxable equivalent basis.
Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense:

	Year ended December 31,
(Dollars in thousands, except employees)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Compensation and benefits:
Salaries and wages	$516,221	$436,500	18.3%	324,971	34.3
Incentive compensation plans	463,831	288,073	61.0	200,871	43.4
Other employee incentives and benefits (1)	338,405	265,161	27.6	201,138	31.8
Total compensation and benefits	$1,318,457	$989,734	33.2	$726,980	36.1
Period-end full-time equivalent employees	4,461	3,564	25.2	2,900	22.9
Average full-time equivalent employees	4,040	3,362	20.2	2,685	25.2

(1)Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), ESOP, warrant incentive and retention plans, agency fees and other employee-related expenses.
Compensation and benefits expense was $1.3 billion in 2020, compared to $989.7 million in 2019. The key factors driving the increase in compensation and benefits expense in 2020 were as follows:
•An increase of $79.7 million in salaries and wages expense, reflective primarily of an increase in the number of average FTEs by 678 to 4,040 in 2020, compared to 3,362 in 2019, driven by strong hiring for in-sourcing, product development and revenue growth, as well as annual pay raises.
•An increase of $175.8 million in incentive compensation plans expense attributable primarily to an increase in SVB Leerink incentive compensation expense as a result of a strong 2020 full-year financial performance.
•An increase of $73.2 million in other employee incentives and benefits expense attributable primarily to an increase in warrant incentive plan expense due to higher gains on equity warrant assets from exercises in 2020 as compared to 2019 and an increase in deferred compensation expense primarily driven by the appreciation in market valuations in the underlying investment securities in the plan in 2020.
Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, Deferred Compensation Plan, 401(k) and ESOP Plan, SVB Leerink Incentive Compensation Plan and SVB Leerink Retention Award. Total costs incurred under these plans were $546.5 million in 2020, compared to $347.3 million in 2019. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $247.1 million in 2020, compared to $205.5 million in 2019. The increase in 2020 was primarily related to costs to support the PPP during the year 2020 as well as continued investment in our infrastructure, initiatives, and operating projects to support our presence both domestically and globally.
Premises and Equipment
    Premises and equipment expense was $127.1 million in 2020, compared to $96.8 million in 2019. The increase was related to investments in projects, systems and technology to support our revenue growth and related initiatives as well as other operating costs.

Net Occupancy
Net occupancy expense was $100.9 million in 2020, compared to $69.3 million in 2019. The increase was due primarily to impairment and accelerated depreciation of right of use assets and other fixed assets of $29.3 million related to vacating leased office space in several locations during 2020.
Business Development and Travel
Business development and travel expense was $23.7 million in 2020, compared to $68.9 million in 2019. The decrease was primarily due to the impact of COVID-19 on the global economy and our restrictions placed on domestic and international travel beginning March 2020.
FDIC and State Assessments
FDIC and state assessments expense was $27.6 million in 2020, compared to $18.5 million in 2019. The increase was due primarily to the increase in our average assets.
Other Noninterest Expense
A summary of other noninterest expense for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Lending and other client related processing costs	$29,783	$28,491	4.5%	$24,237	17.6%
Correspondent bank fees	15,065	14,503	3.9	13,713	5.8
Investment banking activities	20,591	13,733	49.9	—	—
Trade order execution costs	11,144	10,813	3.1	—	—
Data processing services	14,910	12,536	18.9	10,811	16.0
Telephone	8,591	9,861	(12.9)	9,404	4.9
Dues and publications	4,251	4,603	(7.6)	4,605	—
Postage and supplies	2,545	3,198	(20.4)	2,799	14.3
Other	83,295	54,841	51.9	21,682	152.9
Total other noninterest expense	$190,175	$152,579	24.6	$87,251	74.9
 Other noninterest expense was $190.2 million in 2020, compared to $152.6 million in 2019. The increase was primarily due to the donation of $20.0 million from net PPP fees received from the SBA and a $6.9 million increase in investment banking expenses due to strong investment banking activity.
Operating Efficiency Ratio
The GAAP operating efficiency ratio increased primarily due to $49.3 million of non-recurring expenses related to real estate and charitable donations as well as higher SVB Leerink expenses as a percentage of SVB Leerink revenue. The non-GAAP core operating efficiency ratio increased due primarily to the overall increase in expenses related to our core business as a percentage of revenue driven primarily by increased compensation and benefits expense.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “net income attributable to noncontrolling interests” on our consolidated statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial's subsidiaries as the managed funds’ general partners. A summary of net income attributable to noncontrolling interests for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Net interest income (1)	$(26)	$(72)	(63.9)%	$(30)	140.0%
Noninterest income (1)	(29,441)	(20,290)	45.1	(22,342)	(9.2)
Noninterest expense (1)	475	835	(43.1)	522	60.0
Carried interest allocation (2)	(56,934)	(28,334)	100.9	(15,658)	81.0
Net income attributable to noncontrolling interests	$(85,926)	$(47,861)	79.5	$(37,508)	27.6

(1)Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.
(2)Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.
Net income attributable to noncontrolling interests was $85.9 million in 2020, compared to $47.9 million in 2019. Net income attributable to noncontrolling interests of $85.9 million for 2020 was primarily a result of the following:
•Net gains on investment securities (including carried interest allocation) attributable to noncontrolling interests of $86.4 million ($29.4 million excluding carried interest allocation) primarily from our managed funds of funds and our managed direct venture funds portfolios, related primarily to net unrealized valuation increases in both private and public company investments held by the funds in the portfolios, and
•Noninterest expense of $0.5 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.
Net income attributable to noncontrolling interests was $47.9 million in 2019. Net income attributable to noncontrolling interests of $47.9 million for 2019 was primarily a result of the following:
•Net gains on investment securities (including carried interest allocation) attributable to noncontrolling interests of $48.5 million ($20.2 million excluding carried interest allocation) primarily from our managed funds of funds and our managed direct venture funds portfolios, related primarily to net unrealized valuation increases in both private and public company investments held by the funds in the portfolios, and
•Noninterest expense of $0.8 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.
Income Taxes
Our effective income tax expense rate was 27.0 percent in 2020, compared to 27.2 percent in 2019. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The components of our effective tax rates for 2020 and 2019 are discussed in Note 18—“Income Taxes” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
The decrease in our effective tax rate for 2020 was primarily due to an increase in the net tax benefits from our investments in qualified affordable housing projects as compared to 2019.
Operating Segment Results
We have four segments for which we report our financial information: Global Commercial Bank (“GCB”), SVB Private Bank, SVB Capital and SVB Leerink.
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Refer to Note 24—“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.
The following is our reportable segment information for 2020, 2019 and 2018:

Global Commercial Bank

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Net interest income	$2,025,240	$1,850,391	9.4%	$1,623,488	14.0%
Provision for credit losses	(165,987)	(91,814)	80.8	(80,953)	13.4
Noninterest income	605,733	637,922	(5.0)	520,302	22.6
Noninterest expense	(1,019,995)	(874,854)	16.6	(793,159)	10.3
Income before income tax expense	$1,444,991	$1,521,645	(5.0)	$1,269,678	19.8
Total average loans, amortized cost	$31,218,037	$26,031,284	19.9	$22,354,305	16.4
Total average assets	75,034,226	56,043,321	33.9	48,854,416	14.7
Total average deposits	72,127,148	53,053,665	36.0	46,039,570	15.2
 Income before income tax expense from our GCB decreased to $1.4 billion in 2020, compared to $1.5 billion in 2019. The key components of GCB's performance are discussed below.
Net interest income from GCB increased by $174.8 million in 2020, due primarily to an increase in loan interest income resulting mainly from higher average loan balances, partially offset by a decrease in loan yields as a result of rate decreases. In addition, strong deposit growth provided a higher earnings credit and a low rate environment produced a lower earnings charge for funded loans creating a benefit of a higher net FTP earnings credit.
GCB had a provision for credit losses of $166.0 million for the year ended December 31, 2020, compared to a provision of $91.8 million for the comparable 2019 period. The $74.2 million increase is primarily due to the $59.2 million in additional reserves for our performing loans based on our forecast models of the current economic environment under the CECL methodology adopted January 1, 2020, including the impact of the COVID-19 pandemic, as well as changes in loan composition within our portfolio segments. The provision of $166.0 million also consisted of $30.7 million in additional reserves for period-end loan growth, $49.2 million for charge-offs not specifically reserved for at December 31, 2019 and $59.8 million in net new nonaccrual loans, partially offset by $29.0 million of recoveries.
The provision for loan losses of $94.2 million in 2019, under the previous incurred loss methodology, was reflective primarily of $38.7 million from period-end loan growth, $56.3 million in net new specific reserves for nonaccrual loans and $43.2 million from charge-offs not specifically reserved for, partially offset by a decrease of $23.0 million for our performing loans and $21.0 million of recoveries.
Noninterest income decreased by $32.2 million in 2020, related primarily to an overall decrease in our core fees (lower client investment fees and credit card fees offset by increases in foreign exchange fees and lending related fees). The decreases were due primarily to the impact of the federal rate cuts on yield rates affecting client investment fees as well as a decrease in transactional volume on credit cards due to COVID. The increase in foreign exchange fees was due primarily to increased trade volumes reflective of our global expansion initiative and increased client engagement efforts.
Noninterest expense increased by $145.1 million in 2020, due primarily to increased expenses for compensation and benefits and professional services, partially offset by a decrease in business development and travel expense. Compensation and benefits expenses increased as a result of higher salaries and wages. The increase in GCB salaries and wages expenses was due primarily to an increase in the average number of FTEs at GCB, which increased by 524 to 2,874 FTEs in 2020, compared to 2,350 FTEs in 2019. Professional services expenses increased due to higher expenses primarily related to our continued effort towards investments in our infrastructure, initiatives and operating projects to support our presence both domestically and globally. Business development and travel expense decreased primarily due to the impact of COVID-19 on the global economy and our restrictions placed on domestic and international travel beginning March 2020.

SVB Private Bank

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Net interest income	$77,490	$51,022	51.9%	$64,902	(21.4)%
Provision for credit losses	(21,329)	(2,369)	NM	(3,339)	(29.1)
Noninterest income	3,536	3,366	5.1	2,281	47.6
Noninterest expense	(46,099)	(40,151)	14.8	(25,064)	60.2
Income before income tax expense	$13,598	$11,868	14.6	$38,780	(69.4)
Total average loans, amortized cost	$4,195,804	$3,341,188	25.6	$2,850,271	17.2
Total average assets	4,229,818	3,371,052	25.5	2,871,743	17.4
Total average deposits	2,171,556	1,524,232	42.5	1,502,308	1.5

NM—Not meaningful
Income before income tax expense from SVB Private Bank increased to $13.6 million in 2020, compared to $11.9 million in 2019. The key drivers of SVB Private Bank's performance are discussed below:
Net interest income increased by $26.5 million in 2020, due primarily to an increase in average loans, partially offset by decreases in loan yields as a result of overall market rate decreases.
The provision for credit losses increased by $19.0 million due primarily to a $22.8 million increase due to loan growth partially offset by a $3.4 million decrease in reserves for our performing loans reflective primarily of improved economic scenarios in our forecast models as well as a qualitative adjustment reflective of strong credit performance.
Noninterest expense increased $5.9 million to $46.1 million in 2020 due to an $6.9 million increase in compensation and benefits, partially offset by a $1.1 million decrease in business development and travel expense. Incentive compensation expense increased as a result of a strong performance during 2020. The increase in salaries and wages was due to an increase in the average number of FTEs at SVB Private Bank, which increased to 139 FTEs at year end December 31, 2020, from 123 for 2019.
SVB Capital

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Net interest income	$30	$38	(21.1)%	$23	65.2%
Noninterest income	225,954	122,394	84.6	101,181	21.0
Noninterest expense	(50,589)	(30,798)	64.3	(22,792)	35.1
Income before income tax expense	$175,395	$91,634	91.4	$78,412	16.9
Total average assets	$437,132	$405,152	7.9	$380,543	6.5

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
Income before income tax expense from SVB Capital was $175.4 million in 2020, compared to $91.6 million in 2019. The key drivers of SVB Capital's performance are discussed below.
Noninterest income was $226.0 million in 2020, compared to $122.4 million in 2019. SVB Capital’s components of noninterest income primarily included the following:

•Net gains on investment securities of $170.3 million, primarily driven by unrealized net valuation increases from private company investments held in our managed funds of funds portfolio as well as in our managed direct venture fund portfolio,
•Fund management fees of $35.7 million, included in other noninterest income, and
•Gains on equity warrant assets of $10.8 million reflective of net valuation increases in equity warrant assets associated with our joint venture bank in China, included in other noninterest income.
Noninterest expense increased $19.8 million to $50.6 million in 2020 due to an $8.8 million increase in compensation and benefits as a result of higher incentive compensation expense and higher salaries and wages expenses as well as an increase in other noninterest expense. Incentive compensation expense increased as a result of a strong performance during 2020. The increase in salaries and wages was due to an increase in the average number of FTEs at SVB Capital, which increased to 47 FTEs at year end December 31, 2020, from 39 for 2019. Other noninterest expense increased $9.5 million primarily due to referral expenses associated with the $10.8 million in gains on equity warrant assets associated with our joint venture bank in China.
SVB Leerink

	Year ended December 31,
(Dollars in thousands)	2020	2019	% Change 2020/2019	2018	% Change 2019/2018
Net interest income	$578	$1,252	(53.8)%	$—	—%
Noninterest income	495,976	264,516	87.5	—	—
Noninterest expense	(378,970)	(252,678)	50.0	—	—
Income before income tax expense	$117,584	$13,090	NM	$—	—
Total average assets	$556,778	$397,650	40.0	$—	—

NM—Not meaningful
SVB Leerink’s components of noninterest income primarily include investment banking revenue, commissions and net gains and losses on non-marketable and other equity securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.
Noninterest income increased $231.5 million to $496.0 million in 2020, primarily due to a $218.8 million increase in investment banking revenues compared to 2019. The $218.8 million increase in investment banking revenues was due to record high levels of funding activity in the life science/healthcare secondary markets and by the increase in public equity underwriting fees.
Noninterest expense increased $126.3 million to $379.0 million in 2020, primarily due to a $131.6 million increase in compensation and benefit expense due to an increase in incentive plan expense as a result of a strong performance during 2020, partially offset by a $7.7 million decrease in business travel expense due to the impact of travel restrictions put in place in response to the COVID-19 pandemic towards the end of the first quarter of 2020.
Consolidated Financial Condition
Our total assets, and total liabilities and stockholders' equity were $115.5 billion at December 31, 2020 and $71.0 billion at December 31, 2019. Refer below to a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $17.7 billion at December 31, 2020, an increase of $10.9 billion, or 160.6 percent, compared to $6.8 billion at December 31, 2019. The increase was driven by the significant growth in deposits of $40.2 billion driven primarily by increases during the second half of 2020. As of December 31, 2020, $13.7 billion of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $3.0 billion. As of December 31, 2019, $3.7 billion, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $2.1 billion.

Investment Securities
Investment securities totaled $49.3 billion at December 31, 2020, an increase of $20.2 billion, or 69.6 percent, compared to $29.1 billion at December 31, 2019. Our investment securities portfolio consists primarily of: (i) an AFS securities portfolio and a HTM securities portfolio, both of which consist of interest-earning fixed income investment securities; and (ii) a non-marketable and other equity securities portfolio, which represents primarily investments managed as part of our funds management business, investments in qualified affordable housing projects, as well as public equity securities held as a result of exercised equity warrant assets. The major components of the change are explained below.
The following table presents a profile of our investment securities portfolio at December 31, 2020, 2019 and 2018:

	December 31,
(Dollars in thousands)	2020	2019	2018
Available-for-sale securities, at fair value:
U.S. Treasury securities	$4,469,728	$6,894,010	$4,738,258
U.S. agency debentures	237,307	99,547	1,084,117
Foreign government debt securities	24,492	9,038	5,812
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	13,503,681	4,148,791	—
Agency-issued collateralized mortgage obligations—fixed rate	8,106,564	1,538,343	1,880,218
Agency-issued collateralized mortgage obligations—variable rate	—	—	81,638
Agency-issued commercial mortgage-backed securities	4,570,666	1,325,190	—
Total available-for-sale securities	30,912,438	14,014,919	7,790,043
Held-to-maturity securities, at amortized cost:
U.S. agency debentures	402,265	518,728	640,990
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	7,739,763	6,992,009	8,103,638
Agency-issued collateralized mortgage obligations—fixed rate	1,735,451	1,608,032	2,183,204
Agency-issued collateralized mortgage obligations—variable rate	136,913	178,611	214,483
Agency-issued commercial mortgage-backed securities	2,942,959	2,759,615	2,769,706
Municipal bonds and notes (1)	3,634,802	1,785,951	1,575,421
Total held-to-maturity securities	16,592,153	13,842,946	15,487,442
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	88,937	87,180	118,333
Unconsolidated venture capital and private equity fund investments	184,886	178,217	201,098
Other investments without a readily determinable fair value	60,975	55,255	25,668
Other equity securities in public companies (fair value accounting)	280,804	59,200	20,398
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	362,192	215,367	129,485
Debt funds	5,444	7,271	5,826
Other investments	202,809	152,863	121,721
Investments in qualified affordable housing projects, net	616,188	458,476	318,575
Total non-marketable and other equity securities	1,802,235	1,213,829	941,104
Total investment securities	$49,306,826	$29,071,694	$24,218,589

(1)Amortized cost net of allowance for credit losses of $392 thousand for December 31, 2020 and zero for both December 31, 2019 and 2018.

Available-for-Sale Securities
Period-end AFS securities were $30.9 billion at December 31, 2020, compared to $14.0 billion at December 31, 2019. The increase of $16.9 billion in 2020 was primarily due to purchases of new investments of $23.2 billion and a $0.6 billion increase in our AFS portfolio reflective of the 150 basis point decrease in Federal Funds interest rates, partially offset by $4.2 billion in paydowns and scheduled maturities, and sales of $2.7 billion of U.S. Treasury securities. Securities classified as available-for-sale are carried at fair value with changes in fair value recorded as unrealized gains or losses in a separate component of stockholders' equity.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as AFS as of December 31, 2020. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	December 31, 2020
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$4,469,728	1.86%	$10,092	0.10%	$3,532,784	1.85%	$926,852	1.89%	$—	—%
U.S. agency debentures	237,307	1.56	—	—	—	—	237,307	1.56	—	—
Foreign government debt securities	24,492	(0.70)	24,492	(0.70)	—	—	—	—	—	—
Residential mortgage-backed securities:
Agency-issued mortgage backed securities	13,503,681	1.58	—	—	—	—	—	—	13,503,681	1.58
Agency-issued collateralized mortgage obligations - fixed rate	8,106,564	1.25	—	—	—	—	—	—	8,106,564	1.25
Agency-issued commercial mortgage-backed securities	4,570,666	1.70	—	—	—	—	1,502,572	1.77	3,068,094	1.66
Total	$30,912,438	1.55	$34,584	(0.47)	$3,532,784	1.85	$2,666,731	1.79	$24,678,339	1.48

Held-to-Maturity Securities
Period-end HTM securities were $16.6 billion at December 31, 2020, an increase of $2.8 billion, or 19.9 percent, compared to $13.8 billion at December 31, 2019. The increase was due to new purchases of $6.8 billion, partially offset by paydowns and scheduled maturities of $4.0 billion.
Securities classified as HTM are accounted for at cost with no adjustments for changes in fair value. For securities re-designated as HTM from AFS, the unrealized gains at the date of transfer will continue to be reported as a separate component of shareholders' equity and are being amortized over the life of the securities in a manner consistent with the amortization of a premium or discount.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as HTM as of December 31, 2020. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	December 31, 2020
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. agency debentures	$402,265	2.65%	$4,675	3.22%	$148,478	2.59%	$249,112	2.67%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	7,739,763	2.19	4,762	2.05	20,389	1.94	540,731	2.47	7,173,881	2.17
Agency-issued collateralized mortgage obligations - fixed rate	1,735,451	1.48	—	—	5,952	1.76	494,532	1.62	1,234,967	1.42
Agency-issued collateralized mortgage obligations - variable rate	136,913	0.74	—	—	—	—	—	—	136,913	0.74
Agency-issued commercial mortgage-backed securities	2,942,959	2.48	—	—	—	—	102,359	3.56	2,840,600	2.44
Municipal bonds and notes - tax exempt	3,635,194	2.43	46,292	2.56	144,347	2.61	669,281	2.32	2,775,274	2.48
Total	$16,592,545	2.35	$55,729	2.57	$319,166	2.54	$2,056,015	2.70	$14,161,635	2.33
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At December 31, 2020, our estimated fixed income securities portfolio weighted-average duration was 3.7 years, compared to 3.9 at December 31, 2019.

Non-Marketable and Other Equity Securities
Non-marketable and other equity securities were $1.8 billion at December 31, 2020, an increase of $0.6 billion, or 48.5 percent, compared to $1.2 billion at December 31, 2019. Included in our non-marketable and other equity securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate certain SVB Capital funds, even though we may own less than 100 percent of such entities. See below for a summary of the carrying value (as reported) of non-marketable and other equity securities compared to the amounts attributable to SVBFG.
The increase in non-marketable and other equity securities of $0.6 billion in 2020 was primarily attributable to equity securities from exercised warrants, valuation increases in our other public equity securities, new investments within our qualified housing projects portfolio and valuation increases and additional investment in our venture capital and private equity funds investments.
The following table summarizes the carrying value (as reported) of non-marketable and other equity securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at December 31, 2020, 2019 and 2018:

	December 31,
	2020		2019		2018
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$88,937	$22,783	$87,180	$22,482	$118,333	$30,235
Unconsolidated venture capital and private equity fund investments (2)	184,886	184,886	178,217	178,217	201,098	201,098
Other investments without a readily determinable fair value (3)	60,975	60,975	55,255	55,255	25,668	25,668
Other equity securities in public companies (fair value accounting) (4)	280,804	280,804	59,200	59,056	20,398	20,098
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	362,192	214,904	215,367	131,403	129,485	82,921
Debt funds	5,444	5,444	7,271	7,271	5,826	5,826
Other investments	202,809	202,809	152,863	152,863	121,721	121,721
Investments in qualified affordable housing projects, net	616,188	616,188	458,476	458,476	318,575	318,575
Total non-marketable and other equity securities	$1,802,235	$1,588,793	$1,213,829	$1,065,023	$941,104	$806,142

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2020, 2019 and 2018:

	December 31,
	2020		2019		2018
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$4,850	$609	$5,729	$720	$12,452	$1,564
Capital Preferred Return Fund, LP	49,574	10,684	45,341	9,772	53,957	11,629
Growth Partners, LP	34,513	11,490	35,976	11,976	50,845	16,927
CP I, LP	—	—	134	14	1,079	115
Total consolidated venture capital and private equity fund investments	$88,937	$22,783	$87,180	$22,482	$118,333	$30,235

(2)The carrying values represented investments in 162 and 205 funds (primarily venture capital funds) at December 31, 2020 and December 31, 2019, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. Our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the funds. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment and significant fund transactions or market events during the reporting period.
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
(4)Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct equity investments in public companies held by our consolidated funds. Changes in the fair value recognized through net income. This amount includes total unrealized gains of $72.0 million in BigCommerce which was subject to a lock-up agreement as of December 31, 2020. The lock-up expired in February 2021 at which time we sold all of our common shares as discussed above.

(5)The following table shows the carrying value and our ownership percentage of each investment at December 31, 2020, 2019 and 2018 (equity method accounting):

	December 31, 2020		December 31, 2019		December 31, 2018
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$3,705	$3,435	$3,612	$3,387	$4,670	$4,366
Strategic Investors Fund III, LP	16,110	13,005	15,668	12,701	17,396	14,059
Strategic Investors Fund IV, LP	25,169	21,145	27,064	22,780	28,974	24,388
Strategic Investors Fund V funds	67,052	35,202	46,830	24,586	28,189	14,799
CP II, LP (i)	7,887	4,766	5,907	3,567	7,122	4,308
Other venture capital and private equity fund investments	242,269	137,351	116,286	64,382	43,134	21,001
Total venture capital and private equity fund investments	$362,192	$214,904	$215,367	$131,403	$129,485	$82,921
Debt funds:
Gold Hill Capital 2008, LP (ii)	$3,941	$3,941	$5,525	$5,525	$3,901	$3,901
Other debt funds	1,503	1,503	1,746	1,746	1,925	1,925
Total debt funds	$5,444	$5,444	$7,271	$7,271	$5,826	$5,826
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$115,232	$115,232	$74,190	$74,190	$76,412	$76,412
Other investments	87,577	87,577	78,673	78,673	45,309	45,309
Total other investments	$202,809	$202,809	$152,863	$152,863	$121,721	$121,721

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
As implemented under the Dodd-Frank Act, the Volcker Rule prohibits, subject to certain exceptions, a banking entity, such as the Company, from sponsoring or investing in covered funds, defined to include many venture capital and private equity funds. As noted above, the Company currently maintains certain investments deemed to be prohibited covered fund investments. As of December 31, 2020, under current regulations, we estimate that the aggregate carrying value and fair value of venture capital and private equity fund investments deemed to be prohibited covered fund interests, and therefore subject to the Volcker Rule’s restrictions, was approximately $230 million. We are currently assessing the extent of the impact of amendments to the Volcker Rule which provide for certain exclusions from the Volcker Rule restrictions. (For more information, see "Business - Supervision and Regulatory - Proprietary Trading and Relationships with Certain Funds" under Part I, Item I of this report.)
Loans
The following table details the composition of the loan portfolio, amortized cost basis, as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Global fund banking	$25,543,198	$17,696,794	$14,125,945	$9,836,939	$7,739,568
Investor dependent:
Early stage	1,485,866	1,624,221	1,670,644	1,409,871	1,258,394
Mid stage	1,564,870	1,047,398	1,353,332	1,275,654	1,100,933
Later stage	1,921,082	1,663,576	1,382,286	1,125,453	786,819
Total investor dependent (1)	4,971,818	4,335,195	4,406,262	3,810,978	3,146,146
Cash flow dependent:
Sponsor led buyout	1,989,173	2,185,497	2,290,957	2,156,508	2,362,679
Other	2,945,360	2,238,741	1,787,141	1,793,539	1,537,129
Total cash flow dependent (1)	4,934,533	4,424,238	4,078,098	3,950,047	3,899,808
Private bank (2) (6)	4,901,056	3,492,269	3,070,675	2,668,435	2,211,254
Balance sheet dependent (1)	2,191,023	1,286,153	1,373,685	1,489,002	1,858,557
Premium wine (2) (6)	1,052,643	1,062,264	959,792	872,932	879,164
Other (2) (6)	27,687	867,723	323,823	477,983	165,447
SBA loans	1,559,530	—	—	—	—
Total loans (3) (4) (5)	$45,181,488	$33,164,636	$28,338,280	$23,106,316	$19,899,944

(1)Due to the diverse nature of energy and resource innovation products and services, for our loan-related reporting purposes, ERI-related loans are reported under the Investor Dependent, Cash Flow Dependent and Balance Sheet Dependent risk-based segments above.
(2)As of December 31, 2020, as a result of enhanced portfolio characteristic definitions for our risk-based segments, loans in the amount of $426.6 million and $52.5 million that would have been reported in Other under historical definitions, are now being reported in our Private Bank and Premium Wine risk-based segments, respectively.
(3)Total loans at amortized cost is net of unearned income of $226 million, $163 million, $173 million, $148 million and $125 million in 2020, 2019, 2018, 2017 and 2016, respectively.
(4)Included within our total loan portfolio are credit card loans of $400 million, $395 million, $335 million, $270 million, and $224 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively, and primarily represent corporate credit cards.
(5)Included in our total loan portfolio are construction loans of $118 million, $183 million, $196 million, $169 million and $175 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively. Construction loans consist of qualified affordable housing project loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.
(6)Of our total loans, the table below includes those secured by real estate at amortized cost at December 31, 2020, 2019, 2018, 2017 and 2016 and were comprised of the following:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Real estate secured loans:
Private bank:
Loans for personal residence	$3,392,237	$2,829,880	$2,251,292	$1,995,840	$1,655,349
Loans to eligible employees	481,098	401,396	290,194	243,118	199,291
Home equity lines of credit	42,449	55,461	71,485	61,548	72,328
Other	142,895	38,880	40,435	42,068	43,487
Total private bank loans secured by real estate	$4,058,679	$3,325,617	$2,653,406	$2,342,574	$1,970,455
Premium wine	824,008	820,730	710,397	669,053	678,166
Other	56,882	—	—	—	—
Total real estate secured loans	$4,939,569	$4,146,347	$3,363,803	$3,011,627	$2,648,621

Loans, amortized cost basis, increased from December 31, 2019 to December 31, 2020 with the largest increases driven primarily by our Global Fund Banking, SBA and Private Bank risk-based segments. The increase in risk-based segments was primarily driven by participation in the Paycheck Protection Program and increased credit line utilization as well as new client acquisition.
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

	December 31,
	2020		2019
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Global fund banking	$25,543,198	56.5%	$17,712,797	53.1%
Investor dependent:
Early stage	1,485,866	3.3	1,653,425	5.0
Mid stage	1,564,870	3.5	1,066,783	3.2
Later stage	1,921,082	4.2	1,698,676	5.1
Total investor dependent	4,971,818	11.0	4,418,884	13.3
Cash flow dependent:
Sponsor led buyout	1,989,173	4.4	2,203,020	6.6
Other	2,945,360	6.5	2,252,847	6.8
Total cash flow dependent	4,934,533	10.9	4,455,867	13.4
Private bank	4,901,056	10.9	3,489,219	10.4
Balance sheet dependent	2,191,023	4.8	1,297,304	3.9
Premium wine	1,052,643	2.3	1,063,512	3.2
Other	27,687	0.1	890,121	2.7
SBA loans	1,559,530	3.5	—	—
Total loans (1)	$45,181,488	100.0	$33,327,704	100.0

(1)As of December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

The following table provides a summary of total loans by size and risk-based segment. The breakout below is based on total client balances (individually or in the aggregate) as of December 31, 2020 to any single client:

	December 31, 2020
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Global fund banking	$1,052,067	$1,360,621	$2,636,556	$2,777,270	$17,722,678	$25,549,192
Investor dependent:
Early stage	1,896,260	221,258	100,553	27,781	—	2,245,852
Mid stage	814,426	492,856	277,754	95,011	133,321	1,813,368
Later stage	281,953	596,965	692,923	269,587	174,159	2,015,587
Total investor dependent	2,992,639	1,311,079	1,071,230	392,379	307,480	6,074,807
Cash flow dependent:
Sponsor led buyout	17,821	66,823	546,416	653,706	714,085	1,998,851
Other	401,266	228,336	535,974	649,766	1,486,180	3,301,522
Total cash flow dependent	419,087	295,159	1,082,390	1,303,472	2,200,265	5,300,373
Private bank	3,505,413	597,344	319,019	94,935	385,270	4,901,981
Balance sheet dependent	230,787	332,523	461,204	289,502	926,121	2,240,137
Premium wine	241,806	272,506	300,292	120,740	144,924	1,080,268
Other	—	18,673	16,057	—	—	34,730
Total loans (1) (2)	$8,441,799	$4,187,905	$5,886,748	$4,978,298	$21,686,738	$45,181,488

(1)As of December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.
(2)Included in total loans at amortized cost is approximately $1.6 billion in PPP loans. The PPP loans consist of loans from all risk-based segments.

At December 31, 2020, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $26.7 billion, or 59.0 percent of our total loan portfolio. These loans represented 544 clients, and of these loans, $65.0 million were on nonaccrual status as of December 31, 2020.
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

(1)As of December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

At December 31, 2019, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $17.8 billion, or 53.4 percent of our total loan portfolio. These loans represented 397 clients, and of these loans, $37.3 million were on nonaccrual status as of December 31, 2019.

Our three main market segments include (i) Global Fund Banking (formerly private equity/venture capital), (ii) technology (software/internet and hardware) and life science/healthcare and (iii) SVB Private Bank.
(i) Global Fund Banking
Our Global Fund Banking loan portfolio includes financial services to clients in the private equity/venture capital community. Our lending to private equity/venture capital firms and funds represented 57 percent of total loans at December 31, 2020 and 53 percent at December 31, 2019. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are often secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(ii) Technology and Life Science/Healthcare
Our technology and life science/healthcare loan portfolios include loans to clients at the various stages of their life cycles. The risk-based segments for our technology and life science/healthcare market segments are classified as investor dependent, cash flow dependent or balance sheet dependent for reporting purposes.
Investor dependent loans represented 11 percent of total loans at December 31, 2020 and 13 percent at December 31, 2019. These loans are made to companies in both our Accelerator (early-stage) and Growth practices (mid-stage and later-stage).
Cash flow dependent loans, which include sponsor led buyout lending, represented 11 percent of total loans at December 31, 2020 and 13 percent at December 31, 2019. Sponsor led buyout loans represented 4 percent of total loans at December 31, 2020, compared to 7 percent at December 31, 2019.
Balance sheet dependent loans, which include asset-based loans, represented 5 percent of total loans at December 31, 2020 and 4 percent at December 31, 2019. Working capital lines and accounts receivable financing, both part of our asset-based lending, represented one percent and half a percent of total loans, respectively, at December 31, 2020 and two percent and one percent of total loans, respectively, at December 31, 2019.
(iii) SVB Private Bank
Our SVB Private Bank clients are primarily executive leaders and senior investment professionals in the innovation economy. Our lending to SVB Private Bank clients represented 11 percent of total loans at December 31, 2020 and 10 percent at December 31, 2019. Many of these clients have mortgages, which represented 83 percent of this portfolio at December 31, 2020; the balance of this portfolio consisted of home equity lines of credit, restricted and private stock loans, capital call lines of credit, lines of credit against liquid assets and other secured and unsecured lending products. In addition, we provide owner occupied commercial mortgages to Private Bank clients and real estate secured loans to eligible employees through our EHOP.
Paycheck Protection Program
Beginning in April 2020, we accepted applications under the PPP administered by the Small Business Association (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), as amended by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "Economic Aid Act") enacted on December 27, 2020, and have originated loans to qualified small businesses. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. Eligible expenses also include covered operations expenditures, covered property damage costs, covered supplier costs and covered worker protection expenditures. To the extent not forgiven, loans are subject to certain terms including, among others, the following: maximum two-year term for loans issued before June 5, 2020 (unless borrower and lender agree otherwise); a maximum five-year term for loans issued on or after June 5, 2020; an interest rate of 1.0%; deferral of loan payments until a loan forgiveness decision is rendered or until 10 months after the end of a borrower’s forgiveness covered period; and no requirement for any collateral or personal guarantees. PPP borrowers are not required to pay any fees to the government or the lender, and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan for loans made before the enactment of the Economic Aid Act, and thereafter, a processing fee of (1) the lesser of 50% of the loan or $2,500 for loans of not more than $50,000, (2) 5% of the loan for loans above $50,000 but not more than $350,000 and (3) 3% of the loan for loans above $350,000 (and, in case of the first draw PPP loans only, a fee of 1% for the loans at or above $2,000,000). Pursuant to the Economic Aid Act, additional loans may be issued up until March 31, 2021, and certain PPP borrowers are able to apply for second draw loans in an amount of up to $2 million. We continue to participate in the PPP, including the second draw loan program.
As of December 31, 2020, we have outstanding PPP loans in the amount of $1.6 billion, as approved by the SBA. This funded amount reflects repayments received as of such date.
Additionally, we have donated approximately $20 million in PPP fees received from the SBA, net of our costs incurred, to charitable relief efforts.
Loan Deferral Programs
In April 2020, we implemented three loan payment deferral programs targeted to assist borrowers who were the most impacted by the COVID-19 pandemic. These programs included relief for venture-backed, private bank and wine borrowers who met certain criteria. The three-month private bank and wine deferral programs ended, and payments resumed, in the third quarter of 2020. The six-month venture debt and private bank deferral programs ended, and payments resumed, in the fourth quarter of 2020. As of December 31, 2020, loans modified under these programs had outstanding balances of $768.9 million, $12.6 million and $1.6 million for venture-backed, private bank and wine borrowers, respectively. These amounts reflect repayments received as of December 31, 2020.
For loans modified under these programs, in accordance with the provisions of Section 4013 of the CARES Act, we elected to not apply troubled debt restructuring classifications to borrowers who were current as of December 31, 2019. In addition, for loans modified under these programs that did not meet the CARES Act criteria, we applied the guidance in an interagency statement issued by bank regulatory agencies. Using this guidance, we may find that borrowers are not experiencing financial difficulty that may otherwise result in a TDR classification, in accordance with ASC Subtopic 310-40, if loan modifications are performed in response to the COVID-19 pandemic, provide short-term loan payment deferrals (e.g. six months in duration) and are granted to borrowers who were current as of the implementation date of the loan modification program. We evaluated all loans modified under these programs against the CARES Act and interagency guidance, as applicable, and determined the loan modifications would not be considered TDRs. We did not defer interest income recognition during periods of payment deferral, nor did any qualifying modification trigger nonaccrual status. The effectiveness of our programs is uncertain considering the unknown duration and impact of the COVID-19 pandemic.
State Concentrations
Approximately 26 percent of our outstanding total loan balances as of December 31, 2020 were to borrowers based in California compared to 27 percent as of December 31, 2019. Additionally, as of December 31, 2020, borrowers in New York and Massachusetts increased to 10 percent of our outstanding total loan balances each as of December 31, 2020, compared to nine percent each as of December 31, 2019. Other than California, New York and Massachusetts, as of December 31, 2020, there are no states with loan balances greater than or equal to 10 percent.
See generally "Risk Factors—Credit Risks" set forth under Part I, Item 1A of this report.

As of December 31, 2020, 92 percent, or $41.4 billion, of our outstanding total loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 93 percent, or $30.9 billion, as of December 31, 2019. The following table sets forth the remaining contractual maturity distribution of our total loans by risk-based segment at December 31, 2020, for fixed and variable rate loans:

	Remaining Contractual Maturity of Loans
(Dollars in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed-rate loans:
Global fund banking	$411,569	$7,394	$4,204	$423,167
Investor dependent:
Early stage	88,648	15,768	—	104,416
Mid stage	40,964	18,974	—	59,938
Later stage	40,332	32,756	—	73,088
Total investor dependent	169,944	67,498	—	237,442
Cash flow dependent:
Sponsor led buyout	4,641	31,389	44,376	80,406
Other	184,447	50,703	—	235,150
Total cash flow dependent	189,088	82,092	44,376	315,556
Private bank	5,881	130,599	374,581	511,061
Balance sheet dependent	32,353	5,062	—	37,415
Premium wine	22,786	171,465	524,745	718,996
Other	16,940	6,915	3,830	27,685
SBA loans	—	1,559,524	—	1,559,524
Total fixed-rate loans	$848,561	$2,030,549	$951,736	$3,830,846

Variable-rate loans:
Global fund banking	$24,390,171	$637,294	$92,566	$25,120,031
Investor dependent:
Early stage	79,555	1,273,147	28,748	1,381,450
Mid stage	121,908	1,216,883	166,141	1,504,932
Later stage	218,061	1,629,933	—	1,847,994
Total investor dependent	419,524	4,119,963	194,889	4,734,376
Cash flow dependent:
Sponsor led buyout	178,733	1,628,879	101,155	1,908,767
Other	865,375	1,628,452	216,383	2,710,210
Total cash flow dependent	1,044,108	3,257,331	317,538	4,618,977
Private bank	154,133	358,066	3,877,796	4,389,995
Balance sheet dependent	518,075	1,598,199	37,334	2,153,608
Premium wine	164,903	127,954	40,790	333,647
Other	—	—	2	2
SBA loans	6	—	—	6
Total variable-rate loans	26,690,920	10,098,807	4,560,915	41,350,642
Total loans	$27,539,481	$12,129,356	$5,512,651	$45,181,488
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
Credit Quality Indicators
As of both December 31, 2020 and December 31, 2019, our total criticized loans and nonaccrual loans collectively represented three percent of our total loans. Criticized loans and nonaccrual loans to early-stage clients represented 15 percent and 23 percent of our total criticized loans and nonaccrual loan balances at December 31, 2020 and December 31, 2019, respectively. Loans to early-stage clients represent a relatively small percentage of our overall portfolio at three and five percent of total loans at December 31, 2020 and December 31, 2019, respectively. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.
Credit Quality and Allowance for Credit Losses for Loans and for Unfunded Credit Commitments
The following table presents a summary of the activity for the allowance for credit losses as of the five most recent year-ends:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Allowance for credit losses, beginning balance	$304,924	$280,903	$255,024	$225,366	$217,613
Impact of adopting ASC 326	25,464	—	—	—	—
Charge-offs:
Global fund banking	—	(2,047)	(112)	(323)	—
Investor dependent:
Early stage	(35,305)	(31,568)	(32,495)	(35,362)	(42,576)
Growth stage	(53,338)	(53,255)	(16,727)	(10,298)	(20,454)
Total investor dependent	(88,643)	(84,823)	(49,222)	(45,660)	(63,030)
Cash flow and balance sheet dependent	(11,187)	(3,118)	(16,223)	(18,956)	(33,633)
Private bank	(1,616)	(1,031)	(289)	(1,566)	(102)
Premium wine and other	(1,458)	(1,584)	(2,071)	(177)	(92)
SBA loans	—	—	—	—	—
Total charge-offs	(102,904)	(92,603)	(67,917)	(66,682)	(96,857)
Recoveries:
Global fund banking	—	2,047	—	—	—
Investor dependent:
Early stage	10,821	9,088	6,154	2,635	2,963
Growth stage	14,042	4,945	2,873	2,516	2,001
Total investor dependent	24,863	14,033	9,027	5,151	4,964
Cash flow and balance sheet dependent	2,846	4,683	2,064	1,807	6,519
Private bank	30	255	486	1,363	258
Premium wine and other	1,279	20	59	217	471
SBA loans	—	—	—	—	—
Total recoveries	29,018	21,038	11,636	8,538	12,212
Provision for loans	189,226	94,183	84,292	85,939	95,697
Foreign currency translation adjustments	2,037	1,403	(2,132)	1,863	(3,299)
Allowance for credit losses, ending balance	$447,765	$304,924	$280,903	$255,024	$225,366

To determine the ACL for performing loans as of December 31, 2020, we utilized three scenarios, on a weighted basis, from Moody’s Analytics December 2020 forecast in our expected lifetime loss estimates. The baseline scenario, which carries the highest weighting, reflected an unemployment rate of seven percent as of December 31, 2020, as a result of expected business re-openings and the effect of government aid programs, and a GDP growth rate of four percent as of December 31, 2020, reflecting expected economic recovery as well as the ongoing impact of the COVID-19 pandemic. We also utilized a more favorable (Moody’s S1, Upside) and a less favorable (Moody’s S3, Downside) economic forecast scenario, in addition to the baseline. To the extent we identified credit risk considerations that were not captured by the Moody's Analytics December 2020 scenarios, we addressed the risk through management's qualitative adjustments to our ACL for performing loans.
In 2020, total charge-offs increased to $102.9 million compared to $92.6 million in 2019. Gross loan charge-offs in 2020 came primarily from our Investor Dependent loan portfolio.
The following table summarizes the allocation of the ACL for our portfolio segments as of the five most recent year-ends:

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	ACL Amount	Percent of Total Loans (1)	ACL Amount	Percent of Total Loans (1)	ACL Amount	Percent of Total Loans (1)	ACL Amount	Percent of Total Loans (1)	ACL Amount	Percent of Total Loans (1)
Global fund banking	$45,584	56.5%	$107,285	53.1%	$93,781	49.6%	$82,468	42.3%	$50,299	38.7%
Investor dependent:
Early stage	86,674	3.3	26,245	5.0	25,885	6.0	22,742	6.2	21,132	6.4
Growth stage	126,683	7.7	56,125	8.3	46,216	9.8	38,280	10.5	33,086	9.6
Total investor dependent	213,357	11.0	82,370	13.3	72,101	15.8	61,022	16.7	54,218	16.0
Total cash flow and balance sheet dependent	124,249	15.7	80,820	17.3	87,735	19.3	87,620	23.6	99,782	29.0
Private bank	53,629	10.9	21,551	10.4	20,583	10.7	16,441	11.5	12,184	11.0
Premium wine and other	9,036	2.4	12,898	5.9	6,703	4.6	7,473	5.9	8,883	5.3
SBA loans	1,910	3.5	—	—	—	—	—	—	—	—
Total	$447,765	100.0%	$304,924	100.0%	$280,903	100.0%	$255,024	100.0%	$225,366	100.0%

(1)Represents loan balances as a percentage of total loans at each respective year-end. As of December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

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

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonperforming, past due, and restructured loans:
Nonaccrual loans	$104,244	$102,669	$94,142	$119,259	$118,979
Loans past due 90 days or more still accruing interest	—	3,515	1,964	191	33
Total nonperforming loans (1)	104,244	106,184	96,106	119,450	119,012
OREO and other foreclosed assets	1,179	—	—	—	—
Total nonperforming assets	$105,423	$106,184	$96,106	$119,450	$119,012
Performing TDRs	$4,550	$31,990	$31,639	$71,468	$33,732
Nonperforming loans as a percentage of total loans (1)	0.23%	0.32%	0.34%	0.51%	0.59%
Nonperforming assets as a percentage of total assets	0.09	0.15	0.17	0.23	0.27
Allowance for credit losses for loans	$447,765	$304,924	$280,903	$255,024	$225,366
As a percentage of total loans (1)	0.99%	0.91%	0.99%	1.10%	1.13%
As a percentage of total nonperforming loans (1)	429.54	287.17	292.28	213.50	189.36
Allowance for credit losses for nonaccrual loans	$54,029	$44,859	$37,941	$41,793	$37,277
As a percentage of total loans (1)	0.12%	0.13%	0.13%	0.18%	0.19%
As a percentage of total nonperforming loans (1)	51.83	42.25	39.48	34.99	31.32
Allowance for credit losses for total performing loans	$393,736	$260,065	$242,962	$213,231	$188,089
As a percentage of total loans (1)	0.87%	0.78%	0.85%	0.92%	0.94%
As a percentage of total performing loans (1)	0.87	0.78	0.86	0.92	0.94
Total loans (1)	$45,181,488	$33,327,704	$28,511,312	$23,254,153	$20,024,662
Total performing loans (1)	45,077,244	33,221,520	28,415,206	23,134,703	19,905,650
Allowance for credit losses for unfunded credit commitments (2)	120,796	67,656	55,183	51,770	45,265
As a percentage of total unfunded credit commitments	0.38%	0.28%	0.29%	0.30%	0.27%
Total unfunded credit commitments (3)	$31,982,251	$24,521,920	$18,913,021	$17,462,537	$16,743,196

(1)As of December 31, 2020, loan amounts are disclosed, and ratios are calculated, using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed, and ratios calculated, using the gross basis.
(2)The “allowance for credit losses for unfunded credit commitments” is included as a component of other liabilities and any provision is included in the "provision for credit losses" in the statement of income. See “Provision for Credit Losses” for a discussion of the changes to the allowance.
(3)Includes unfunded loan commitments and letters of credit.
Our allowance for credit losses for loans as a percentage of total loans increased eight basis points to 0.99 percent at December 31, 2020, compared to 0.91 percent at December 31, 2019 under the previous incurred loss methodology. The increase was due primarily to a nine basis point increase in our performing loan reserve as a percentage of total loans and a one basis point decrease for nonaccrual loans.
Our allowance for credit losses for performing loans was $393.7 million at December 31, 2020, compared to $260.1 million at December 31, 2019. Included in the allowance for credit losses at December 31, 2020 is the day one impact of adopting CECL of $22.4 million driven by an increase in our expected credit loss for our Investor Dependent loan portfolio given the higher relative risk as well as the portfolio's duration, which is taken into account under the CECL methodology, partially offset by a decrease for our Global Fund Banking loan portfolio, given its higher historical credit quality and shorter duration. The remaining $111.2 million increase was due primarily to an increase of $56.6 million related to the expected credit losses for our performing loan reserves based on our forecast models of the current economic environment and $54.6 million related to period-end loan growth of $12.0 billion.

Nonaccrual Loans
The following table presents a detailed composition of nonaccrual loans by risk-based segment as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Global fund banking	$11	$—	$3,700	$658	$—
Investor dependent
Early stage	18,340	11,093	7,616	11,575	22,860
Mid stage	4,056	17,330	4,751	23,932	9,757
Later stage	28,657	6,296	11,385	7,968	3,017
Total investor dependent	51,053	34,719	23,752	43,475	35,634
Cash flow dependent
Sponsor led buyout	39,996	44,585	39,534	50,438	51,556
Other	6,004	17,681	17,156	20,907	28,182
Total cash flow dependent	46,000	62,266	56,690	71,345	79,738
Private bank	6,152	5,480	3,919	2,603	3,116
Balance sheet dependent	—	—	5,004	760	—
Premium wine	998	204	285	401	491
Other	30	—	792	17	—
SBA loans	—	—	—	—	—
Total nonaccrual loans (1)	$104,244	$102,669	$94,142	$119,259	$118,979

(1)As of December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

The following table presents a summary of changes in nonaccrual loans for the years ended December 31, 2020 and 2019:

	Year ended December 31,
(Dollars in thousands)	2020	2019
Balance, beginning of period (1)	$102,669	$94,142
Additions	200,776	165,827
Paydowns	(136,441)	(101,994)
Charge-offs	(62,760)	(55,224)
Other reductions	—	(82)
Balance, end of period (1)	$104,244	$102,669

(1)As of December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

Our nonaccrual loan balance increased $1.6 million to $104.2 million at December 31, 2020, compared to $102.7 million at December 31, 2019. Our nonaccrual loan balance increased $1.6 million primarily driven by $200.8 million in new nonaccrual loans, partially offset by $136.4 million in paydowns and other reductions and $62.8 million charge-offs. New nonaccrual loans were driven primarily by $57.4 million for six clients in our Investor Dependent portfolio, $40.3 million for two clients in our Sponsor Led Buyout portfolio and $14.8 million for one client in our Balance Sheet Dependent portfolio. Repayments were primarily driven by $34.5 million for one Sponsor Led Buyout client that was added to our nonaccrual loan portfolio in 2019, $11.7 million for one Balance Sheet Dependent client that was added in 2020 and $11.7 million for three Investor Dependent clients two of which were added in 2020 and one in 2019. As of December 31, 2020, we have specifically reserved $54.0 million for our nonaccrual loans.
Average nonaccrual loans for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 were $85.1 million, $160.3 million, $117.1 million, $123.8 million, and $108.7 million, respectively. The decrease in average nonaccrual loans was primarily driven by large paydowns in the first and third quarters of 2020 and the new nonaccruals occurring in the latter part of the second and third quarters. If the nonaccrual loans for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 had not been nonperforming, $2.4 million, $5.6 million, $7.4 million, $7.7 million and $4.6 million, respectively, in interest income would have been recorded.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at December 31, 2020 and 2019 is as follows:

	December 31,
(Dollars in thousands)	2020	2019	% Change
Derivative assets (1)	$488,269	$332,814	46.7%
Foreign exchange spot contract assets, gross	2,107,510	810,275	160.1
Accrued interest receivable	244,748	216,962	12.8
Net deferred tax assets	776	28,433	(97.3)
FHLB and Federal Reserve Bank stock	61,232	60,258	1.6
Accounts receivable	36,812	47,663	(22.8)
Other assets	266,478	248,828	7.1
Total accrued interest receivable and other assets	$3,205,825	$1,745,233	83.7

(1)See “Derivatives” section below.

Foreign Exchange Spot Contract Assets
The increase of $1.3 billion in foreign exchange spot contract assets was primarily due to an overall increase in the amount of unsettled spot trades reflective of several large trades at year-end December 31, 2020 as compared to December 31, 2019.
Accrued interest receivable
The increase of $27.8 million in accrued interest receivable was primarily due to an overall increase in the interest receivable for mortgage backed securities at year-end December 31, 2020 as compared to December 31, 2019.
Other Assets
Other assets includes various asset amounts for other operational transactions. The increase of $17.7 million was primarily due to a $57.9 million increase in Leerink trade receivables reflective of increased investment banking activity, partially offset by $27.3 million decrease in deferred compensation and $10.7 million decrease in merchant card receivables.

Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities at December 31, 2020 and 2019:

	December 31,
(Dollars in thousands)	2020	2019	% Change
Assets:
Equity warrant assets	$203,438	$165,473	22.9%
Foreign exchange forward and option contracts	216,977	115,854	87.3
Client interest rate derivatives	67,854	28,811	135.5
Interest rate swaps	—	22,676	—
Total derivatives assets	$488,269	$332,814	46.7
Liabilities:
Foreign exchange forward and option contracts	$210,833	$98,207	114.7
Client interest rate derivatives	26,646	14,154	88.3
Interest rate swaps	—	25,623	—
Total derivatives liabilities	$237,479	$137,984	72.1
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At December 31, 2020, we held warrants in 2,602 companies, compared to 2,268 companies at December 31, 2019. Warrants in 25 companies each had values greater than $1.0 million and collectively represented $75.9 million, or 37.3 percent, of the fair value of the total warrant portfolio. The change in fair value of equity warrant assets is recorded in gains on equity warrant assets, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for the years ended December 31, 2020 and 2019:

	Year ended December 31,
(Dollars in thousands)	2020	2019
Balance, beginning of period	$165,473	$149,238
New equity warrant assets	19,719	16,103
Non-cash increases in fair value	59,728	34,412
Exercised equity warrant assets	(39,534)	(30,778)
Terminated equity warrant assets	(1,948)	(3,502)
Balance, end of period	$203,438	$165,473
Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients' need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item "Other" as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts, net of cash collateral, was $31.0 million at December 31, 2020 and $22.2 million at December 31, 2019. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 15—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts, net of cash collateral, was $67.3 million at December 31, 2020 and $28.6 million at December 31, 2019. For information on our client interest rate derivatives, refer to Note 15—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Interest Rate Swaps
To manage interest rate risk on our variable-interest rate loan portfolio, we enter into interest rate swap contracts to hedge against future changes in interest rates by using hedging instruments to lock in future cash inflows that would otherwise be impacted by movements in the market interest rates. We designate these interest rate swap contracts as cash flow hedges that qualify for hedge accounting under ASC 815 and record them in other assets and other liabilities. Our net exposure for interest rate swaps, net of cash collateral, was zero at December 31, 2020. As of March 31, 2020, all derivatives previously classified as hedges with notional balances totaling $5.0 billion and a net asset fair value of $227.5 million were terminated. Refer to Note 15—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional information regarding the termination of our interest rate swap cash flow hedges during the first quarter of 2020.
Deposits
The following table presents the composition of our deposits as of December 31, 2020, 2019 and 2018:

	December 31,
(Dollars in thousands)	2020	2019	2018
Noninterest-bearing demand	$66,519,240	$40,841,570	$39,103,422
Interest-bearing checking and savings accounts	4,800,831	568,256	648,468
Money market	28,406,195	17,749,736	7,498,205
Money market deposits in foreign offices	616,570	352,437	152,781
Sweep deposits in foreign offices	950,510	2,057,715	1,875,298
Time	688,461	188,093	50,726
Total deposits	$101,981,807	$61,757,807	$49,328,900
The increase in deposits of $40.2 billion in 2020 was driven by strong public and private fundraising and exit activity as well as significant new client acquisition. We saw growth across all portfolios with the primary contributors coming from our technology and life science/healthcare portfolios. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. Approximately 12 percent and 13 percent of our total deposits at December 31, 2020 and 2019, respectively, were from our clients in Asia.
The increase in deposits of $12.4 billion in 2019 was driven primarily by a healthy equity funding environment across a majority of our market segments with robust activities in the IPO and secondary public offering markets as well as strong new client acquisition.
At December 31, 2020, 35 percent of our total deposits were interest-bearing deposits, compared to 34 percent at December 31, 2019.
At December 31, 2020, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $686 million, compared to $185 million at December 31, 2019. At December 31, 2020, $686 million in time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. The maturity profile of our time deposits as of December 31, 2020 is as follows:

	December 31, 2020
(Dollars in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, $100,000 and over	$590,870	$325	$94,408	$100	$685,703
Other time deposits	1,705	798	255	—	2,758
Total time deposits	$592,575	$1,123	$94,663	$100	$688,461

Short-Term Borrowings
The following table summarizes our short-term borrowings that mature in one month or less:

	December 31,
	2020		2019		2018
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term FHLB advances	$—	—%	$—	—%	$300,000	2.54%
Securities sold under agreement to repurchase	—	—	—	—	319,414	2.70
Other short-term borrowings	20,553	0.08	17,430	1.55	11,998	2.39
Total short-term borrowings	$20,553	0.08	$17,430	1.55	$631,412	2.62
We had $20.6 million in short-term borrowings at December 31, 2020, compared to $17.4 million at December 31, 2019. There were no overnight short-term borrowings as of December 31, 2020 or 2019. For more information on our short-term debt, see Note 14—“Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Average daily balances and maximum month-end balances for our short-term borrowings in 2020, 2019 and 2018 were as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Average daily balances:
Short-term FHLB advances	$295,902	$63,836	$424,384
Federal Funds purchased (1)	13,123	25,959	44,164
Securities sold under agreements to repurchase	64,606	36,716	164,938
Other short-term borrowings (2)	27,528	19,034	10,400
Total average short-term borrowings	$401,159	$145,545	$643,886
Weighted average interest rate during the year:
Short-term FHLB advances	0.62%	2.57%	2.24%
Federal Funds purchased	0.73	2.45	2.1
Securities sold under agreements to repurchase	1.74	2.65	2.37
Other short-term borrowings	0.28	1.92	2.28
Maximum month-end balances:
Short-term FHLB advances	$2,700,000	$400,000	$2,250,000
Federal Funds purchased	375,000	265,000	490,000
Securities sold under agreements to repurchase	1,030,622	196,000	394,592
Other short-term borrowings	63,162	30,246	19,770

(1)As part of our liquidity risk management practices, we periodically test availability and access to overnight borrowings in the Federal Funds market. These balances represent short-term borrowings.
(2)Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.

Long-Term Debt
The following table represents outstanding long-term debt at December 31, 2020, 2019 and 2018:

	Principal value at December 31, 2020	December 31,
(Dollars in thousands)		2020	2019	2018
3.50% Senior Notes	$350,000	$348,348	$347,987	$347,639
3.125% Senior Notes	500,000	495,280	—	—
5.375% Senior Notes	—	—	—	348,826
Total long-term debt	$850,000	$843,628	$347,987	$696,465
As of December 31, 2020, long-term debt was comprised of our 3.50% Senior Notes and 3.125% Senior Notes. The increase in our long-term debt at December 31, 2020 as compared to December 31, 2019 was due to the issuance of 3.125% Senior Notes during the second quarter of 2020. For more information on our long-term debt outstanding at December 31, 2020, refer to Note 14—“Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
On February 2, 2021, the Company issued $500 million of Senior Notes. Refer to Note 28—“Subsequent Events” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional information.
Other Liabilities
A summary of other liabilities at December 31, 2020 and 2019 is as follows:

	December 31,
(Dollars in thousands)	2020	2019	% Change
Foreign exchange spot contract liabilities, gross	$2,164,805	$888,360	143.7%
Accrued compensation	545,376	354,393	53.9
Derivative liabilities (1)	237,478	137,984	72.1
Allowance for unfunded credit commitments	120,796	67,656	78.5
Net deferred tax liabilities	173,030	—	—
Other liabilities	730,489	593,359	23.1
Total other liabilities	$3,971,974	$2,041,752	94.5

(1)See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
The increase of $1.3 billion in foreign exchange spot contract liabilities was due primarily to an increase in the amount of unsettled spot trades at December 31, 2020 as compared to December 31, 2019.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP, SVB Leerink Incentive Compensation Plan, SVB Leerink Retention Award and other compensation arrangements. The increase of $191.0 million was due primarily to an increase in our SVB Leerink incentive accruals as a result of our strong 2020 full-year financial performance, and as well as the increase in the number of average FTEs in 2020. For a description of our variable compensation plans, refer to Note 19—“Employee Compensation and Benefit Plans” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Allowance for Unfunded Credit Commitments
Allowance for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit. The increase of $53.1 million was due primarily to the day one impact of the adoption of CECL of $22.8 million as well as an $30.2 million increase for the year ended December 31, 2020, driven primarily by growth in unfunded credit commitments of $7.5 billion.
Net Deferred Tax Liabilities
Net deferred tax liabilities increased to $173.0 million due to an increase in unrealized gains recorded to accumulated other comprehensive income from our available-for-sale securities and the termination of our interest rate swap cash flow hedge contracts, as discussed in the "Derivatives" section above, as well as gains from conversion of convertible debt options, partially offset by an increase in allowance for credit losses for loans.
Other Liabilities
Other liabilities includes various accrued liability amounts for other operational transactions. The increase of $137.1 million was reflective primarily of a $68.2 million increase in investment securities payable due to unsettled purchases of fixed income investment securities and a $41.3 million increase in income tax payable.
Noncontrolling Interests
Noncontrolling interests totaled $213.8 million and $150.8 million at December 31, 2020 and 2019, respectively. The increase was due to net income attributable to noncontrolling interests of $85.9 million, partially offset by net capital distributions of $22.9 million primarily to investors in our managed funds of funds for the year ended December 31, 2020. For more information, refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
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
On October 24, 2019, the Company’s Board of Directors authorized a new stock repurchase program that enabled the Company to repurchase up to $350 million of its outstanding common stock. Under the program, we purchased and retired 244,223 shares of our outstanding common stock totaling $60.0 million. This program expired on October 29, 2020.
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
As of December 31, 2020, there were 350,000 shares issued and outstanding of Series A Preferred Stock, which had a carrying value of $340.1 million and liquidation preference of $350 million. For the year ended December 31, 2020, the Company's Board of Directors declared and SVB Financial distributed quarterly cash dividends totaling $17.2 million to Series A Preferred Stock holders.
On February 2, 2021, the Company issued Series B Preferred Stock. Refer to Note 28—“Subsequent Events” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional information.

SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $8.2 billion at December 31, 2020, an increase of $1.7 billion, or 27.0 percent compared to $6.5 billion at December 31, 2019. This increase was primarily the result of net income of $1.2 billion in 2020, an increase in accumulated other comprehensive income reflective primarily of a $544.9 million ($393.3 million net of tax) increase in the fair value of our AFS securities portfolio driven by decreases in period-end market interest rates, and $182.0 million ($131.4 million net of tax) of remaining unrealized gains on cash flow hedge.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines under the current Capital Rules as well as for a well-capitalized bank holding company and insured depository institution, respectively, as of December 31, 2020, 2019 and 2018. See Note 23—“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for further information. Capital ratios for SVB Financial and the Bank, compared to the minimum capital ratios are set forth below:

	December 31,			Required Minimum (1)	Well Capitalized Minimum
	2020	2019	2018
SVB Financial:
CET 1 risk-based capital ratio (2) (3)	11.04%	12.58%	13.41%	7.0%	N/A
Tier 1 risk-based capital ratio (3)	11.89	13.43	13.58	8.5	6.0
Total risk-based capital ratio (3)	12.64	14.23	14.45	10.5	10.0
Tier 1 leverage ratio (2) (3)	7.45	9.06	9.06	4.0	N/A
Tangible common equity to tangible assets ratio (4)(5)	6.66	8.39	8.99	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	11.87	12.76	13.28	N/A	N/A
Bank:
CET 1 risk-based capital ratio (3)	10.70%	11.12%	12.41%	7.0%	6.5%
Tier 1 risk-based capital ratio (3)	10.70	11.12	12.41	8.5	8.0
Total risk-based capital ratio (3)	11.49	11.96	13.32	10.5	10.0
Tier 1 leverage ratio (3)	6.43	7.30	8.10	4.0	5.0
Tangible common equity to tangible assets ratio (4)(5)	6.24	7.24	8.13	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	11.58	11.31	12.28	N/A	N/A

(1)Percentages represent the minimum capital ratios plus, as applicable, the fully phased-in 2.5% CET1 capital conservation buffer under the Capital Rules.
(2)"Well-Capitalized Minimum" CET 1 risk-based capital and Tier 1 leverage ratios are not formally defined under applicable banking regulations for bank holding companies.
(3)Capital ratios include regulatory capital phase-in of the allowance for credit losses under the 2020 CECL Transition Rule for periods beginning December 31, 2020.
(4)See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.
(5)The FRB has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio, however, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.
Risk-based capital ratios (CET 1, tier 1, total risk-based capital, and tier 1 leverage) for SVB Financial decreased as of December 31, 2020, compared to the same ratios as of December 31, 2019, primarily as a result of a proportionally higher increase in our risk-weighted assets relative to the increase in capital during 2020. The increase in risk-weighted assets was driven primarily by the increases in our loan and fixed income portfolios during 2020. The increase in average assets was driven by increases in fixed income investments and loan portfolios, as well as cash and cash equivalents reflective of strong deposit growth. The increase in capital was reflective primarily of net income of $1.2 billion.
Risk-based capital ratios (CET 1, tier 1, total risk-based capital, and tier 1 leverage) for Silicon Valley Bank (the "Bank") decreased as of December 31, 2020, compared to the same ratios as of December 31, 2019. The decreases were a result of the proportionally higher increase in our risk-weighted assets and average assets relative to the increase in capital during 2020. The increase in risk-weighted assets and average assets were driven by increases in our loan and fixed income portfolios, as well as cash and cash equivalents 2020 reflective of strong deposit growth. The increases in capital includes for Silicon valley bank was driven by net income as well as a $700 million downstream capital infusion from our bank holding company.
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
Non-GAAP Tangible Common Equity to Tangible Assets and Non-GAAP Tangible Common Equity to Risk-weighted Assets
The tangible common equity, or tangible book value, to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. However, we believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, this financial measure should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholder’s equity, by total period-end assets and risk-weighted assets, after reducing both amounts by acquired intangibles, if any. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP:

Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	SVB Financial
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
GAAP SVBFG stockholders’ equity	$8,219,700	$6,470,307	$5,116,209	$4,179,795	$3,642,554
Less: preferred stock	340,138	340,138	—	—	—
Less: intangible assets	204,120	187,240	—	—	—
Tangible common equity	$7,675,442	$5,942,929	$5,116,209	$4,179,795	$3,642,554
GAAP total assets	$115,511,007	$71,004,903	$56,927,979	$51,214,467	$44,683,660
Less: intangible assets	204,120	187,240	—	—	—
Tangible assets	$115,306,887	$70,817,663	$56,927,979	$51,214,467	$44,683,660
Risk-weighted assets	$64,680,666	$46,577,485	$38,527,853	$32,736,959	$28,248,750
Non-GAAP tangible common equity to tangible assets	6.66%	8.39%	8.99%	8.16%	8.15%
Non-GAAP tangible common equity to risk-weighted assets	11.87	12.76	13.28	12.77	12.89

Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	Bank
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Tangible common equity	$7,068,964	$5,034,095	$4,554,814	$3,762,542	$3,423,427
Tangible assets	$113,303,370	$69,563,817	$56,047,134	$50,383,774	$44,059,340
Risk-weighted assets	$61,023,462	$44,502,150	$37,104,080	$31,403,489	$26,856,850
Non-GAAP tangible common equity to tangible assets	6.24%	7.24%	8.13%	7.47%	7.77%
Non-GAAP tangible common equity to risk-weighted assets	11.58	11.31	12.28	11.98	12.75
SVB Financial's and the Bank's tangible common equity to tangible assets and SVB Financial's risk-weighted assets ratios decreased due to the proportionally higher increases in tangible and risk-weighted assets relative to tangible common equity. The increase in risk-tangible and risk-weighted assets were driven by robust asset growth during 2020 driven by increases in fixed income and loan portfolios. Increased capital was reflective primarily of net income.
The increase in the Bank's tangible common equity to tangible assets ratio was driven by the increase in capital due to the large unrealized gains from the available for sale and securities and unrealized gains on the cash flow hedges during 2020. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. The actual liquidity needs and the credit risk that we have experienced have historically been lower than the contractual amount of these commitments because a significant portion of these commitments expire without being drawn upon. Refer to the discussion of our off-balance sheet arrangements in Note 21—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
The following table summarizes our unfunded commercial commitments as of December 31, 2020:

	Amount of Commitments Expiring per Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Commercial commitments:
Loan commitments available for funding	$28,975,133	$21,879,793	$5,258,406	$1,555,776	$281,158
Standby letters of credit	3,002,752	2,916,623	65,079	9,742	11,308
Commercial letters of credit	4,366	4,366	—	—	—
Total unfunded credit commitments	$31,982,251	$24,800,782	$5,323,485	$1,565,518	$292,466

The following table summarizes our contractual obligations to make future payments as of December 31, 2020:

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
SVBFG contractual obligations:
Deposits (1) (2)	$101,981,807	$101,981,807	$—	$—	$—
Borrowings (2)	864,181	20,553	—	348,348	495,280
Non-cancelable operating leases	276,924	51,547	97,037	74,498	53,842
Commitments to qualified affordable housing projects	370,208	167,026	170,552	13,977	18,653
Other obligations	2,258	1,962	296	—	—
Total obligations attributable to SVBFG	$103,495,378	$102,222,895	$267,885	$436,823	$567,775

(1)Includes time deposits and deposits with no defined maturity, such as noninterest-bearing demand, interest-bearing checking, savings, money market and sweep accounts.

(2)Amounts exclude contractual interest.
Excluded from the tables above are unfunded commitment obligations of $22.1 million to our managed funds of funds and other fund investments for which neither the payment, timing, nor eventual obligation is certain. Subject to applicable regulatory requirements, including the Volcker Rule (see "Business - Supervision and Regulation" under Part I, Item 1 of this report), we make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. Additionally, our consolidated managed funds of funds have $4.3 million of remaining unfunded commitments to venture capital and private equity funds. See Note 8—“Investment Securities" of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for further disclosure related to non-marketable and other equity securities. Additional discussion of our off-balance sheet arrangements for these fund investments is included in Note 21—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At December 31, 2020, our period-end total deposit balances increased to $102.0 billion, compared to $61.8 billion at December 31, 2019.
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
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of December 31, 2020, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $6.8 billion, of which $5.8 billion was available to support additional borrowings. As of December 31, 2020, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $0.9 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $1.9 billion at December 31, 2020. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $4.0 billion at December 31, 2020.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for 2020, 2019 and 2018, respectively: (For further details, see our Consolidated Statements of Cash Flows under "Consolidated Financial Statements and Supplementary Data" under Part II, Item 8 of this report.)

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Average cash and cash equivalents	$13,273,237	$6,524,342	$3,301,783
Percentage of total average assets	15.5%	10.3%	6.0%
Net cash provided by operating activities	$1,445,487	$1,164,129	$933,562
Net cash used for investing activities	(31,205,721)	(9,371,882)	(4,800,375)
Net cash provided by financing activities	40,653,214	11,417,997	4,515,277
Net increase in cash and cash equivalents	$10,892,980	$3,210,244	$648,464
Average cash and cash equivalents increased to $13.3 billion in 2020, compared to $6.5 billion for 2019. Average deposits increased $20.0 billion which enabled us to grow our average loan portfolio by $7.3 billion in 2020.
2020
Cash provided by operating activities of $1.4 billion in 2020 included net income before noncontrolling interests of $1.3 billion and $200 million from changes in other assets and liabilities, offset by $49 million from changes from adjustments to reconcile to net income to net cash.
Cash used for investing activities of $31.2 billion in 2020 included $19.1 billion of net outflows from our fixed income securities portfolio due to $30.0 billion of purchases, offset by fixed income inflows of $10.9 billion in portfolio cash flows from sales, maturities and paydowns, and $11.9 billion of net outflows from funded loans.
Cash provided by financing activities of $40.7 billion in 2020 was driven primarily by the net increase in deposits of $40.2 billion and $0.5 billion from the issuance of our 3.125% Senior Notes.
Cash and cash equivalents at December 31, 2020 were $17.7 billion, compared to $6.8 billion at December 31, 2019.
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
Subsequent Events
Potential Fraudulent Client Activity
The Company recently became aware of potentially fraudulent activity conducted by JES Global Capital III, L.P. (“JES”), a client of the Bank, in connection with a loan transaction funded in early February 2021.
We are currently investigating this incident to determine our potential credit exposure, which is currently estimated to be up to $70 million, net of tax, relating to a Global Fund Banking capital call line of credit. We have been advised that a principal of JES was recently arrested, and the matter is pending in the U.S. District Court for the Southern District of New

York. We are continuing to work with the appropriate law enforcement authorities in connection with this matter and intend to pursue all available sources of recovery and other measures to mitigate the potential loss.
Based on our review of the potentially fraudulent activity, as well as our risk assessment review of the Global Fund Banking loan portfolio conducted in light of the incident, the Company currently believes this incident is an isolated occurrence involving a single business relationship.
This matter (and other updates about the first quarter of 2021) was initially disclosed by the Company in a Current Report on Form 8-K on February 26, 2021. We may be limited in any additional information we can disclose due to the ongoing investigation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk Management
Market risk is defined as the risk of adverse fluctuations in the market value of financial instruments due to changes in market interest rates. Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of the benchmark interest rates. Additionally, changes in interest rates can influence the rate of principal prepayments on mortgage securities, which affects the rate of amortization of purchase premiums and discounts. Other market risks include foreign currency exchange risk and equity price risk (including the effect of competition on product pricing). These risks and related impacts are important market considerations but are inherently difficult to assess through simulation results. Consequently, simulations used to analyze the sensitivity of net interest income to changes in interest rates will differ from actual results due to differences in the timing and frequency of rate resets, the magnitude of changes in market rates, the impact of competition, fluctuating business conditions and the impact of strategies taken by management to mitigate these risks.
Interest rate risk is managed by our ALCO. ALCO reviews the sensitivity of the market valuation on earning assets and funding liabilities and modeled 12-month projections of net interest income from changes in interest rates, structural changes in investment and funding portfolios, loan and deposit activity and market conditions. Relevant metrics and guidelines, which are approved by the Finance Committee of our Board of Directors and are included in our Interest Rate Risk Policy, are monitored on an ongoing basis.
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
Model Simulation and Sensitivity Analysis
A specific application of our simulation model involves measurement of the impact of changes in market interest rates on the economic value of equity (“EVE”). EVE is defined as the market value of assets, less the market value of liabilities. Another application of the simulation model measures the impact of changes in market interest rates on net interest income (“NII”) assuming a static balance sheet, in both size and composition as of the period-end reporting date. In the NII simulation, the level of market interest rates and the size and composition of the balance sheet are held constant over the simulation horizon. Simulated cash flows during the scenario horizon are assumed to be replaced as they occur, which maintains the balance sheet at its current size and composition. Yield and spread assumptions on cash and investment balances reflect current market rates and the shape of the yield curve. Yield and spread assumptions on loans reflect recent market impacts on product pricing. Similarly, we make certain deposit balance decay rate assumptions on demand deposits and interest-bearing deposits, which are replenished to hold the level and mix of funding liabilities constant. Changes in market interest rates that affect net interest income are principally short-term interest rates and include the following benchmark indexes: (i) the National Prime Rate, (ii) 1-month and 3-month LIBOR, and (iii) the Federal Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans and balances held as cash and cash equivalents. Additionally, simulated changes in deposit pricing relative to changes in market rates, commonly referred to as deposit beta, generally follow overall changes in short-term interest rates, although actual changes may lag in terms of timing and magnitude.
Both EVE and NII measures rely upon the use of models to simulate cash flow behavior for loans and deposits. These models were developed internally and are based on historical balance and rate observations. Investment portfolio cash flow is based on a combination of third-party prepayment models and internally managed prepayment vectors depending on security type. As part of our ongoing governance structure, each of these models and assumptions are periodically reviewed and recalibrated as needed to ensure that they are representative of our understanding of existing behaviors.
During the fourth quarter of 2020, a modeling assumption change was made to align investment portfolio cash flows with an established benchmark model. This included recalibration of third-party prepayment models associated with certain mortgage-backed security classes. As a result of these changes, the measure of interest rate sensitivity of total investments was reduced resulting in an overall lower EVE sensitivity. This modeling change did not significantly impact NII sensitivity measures.

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
The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points ("bps") at December 31, 2020 and December 31, 2019. Net Interest Income sensitivity and the modeled Economic Value of Equity for December 31, 2019 has been revised to reflect the updated model assumptions.

Change in interest rates (bps) (Dollars in thousands)	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
	EVE	Amount	Percent	NII	Amount	Percent
December 31, 2020:
+200	$9,499,738	$(1,724,648)	(15.4)%	$3,063,350	$691,748	29.2%
+100	10,558,232	(666,154)	(5.9)	2,728,691	357,089	15.1
—	11,224,386	—	—	2,371,602	—	—
-100	11,581,718	357,332	3.2	2,309,596	(62,006)	(2.6)
-200	11,534,332	309,946	2.8	2,306,280	(65,322)	(2.8)

December 31, 2019 (as revised):
+200	$7,503,986	$(619,463)	(7.6)%	$2,588,319	$523,423	25.3%
+100	7,792,507	(330,942)	(4.1)	2,326,428	261,532	12.7
—	8,123,449	—	—	2,064,896	—	—
-100	8,495,627	372,178	4.6	1,789,625	(275,271)	(13.3)
-200	8,567,118	443,669	5.5	1,514,354	(550,542)	(26.7)
Economic Value of Equity
The estimated EVE in the preceding table is based on a combination of valuation methodologies including discounted cash flow analysis and a multi-path lattice-based valuation. Both methodologies use publicly available market interest rates to determine discounting factors on projected cash flows. The model simulations and calculations are highly assumption-dependent and will change regularly as the composition of earning assets and funding liabilities change (including the impact of changes in the value of interest rate derivatives, if any), as interest rate environments evolve, and as we change our assumptions in response to relevant market conditions, competition or business circumstances. These calculations do not reflect forecast changes in our balance sheet or changes we may make to reduce our EVE exposure as a part of our overall interest rate risk management strategy.
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
Our base EVE as of December 31, 2020 increased $3.1 billion from December 31, 2019, driven by overall balance sheet growth and the significant decrease in market rates since the first quarter of 2020. For the period ended December 31, 2020, as compared to December 31, 2019, cash balances and fixed income investments in our AFS and HTM portfolios increased by $10.9 billion and $19.6 billion, respectively, while loan balances increased by $12.0 billion. Funding for these assets came primarily from growth of $40.2 billion in total deposits, which consists of $25.7 billion and $14.5 billion increase in noninterest bearing and interest-bearing accounts, respectively. The mix of noninterest bearing and interest-bearing deposits to total deposits remained relatively unchanged at December 31, 2020, compared to December 31, 2019.
Rapid deposit growth has exceeded the pace of our loan growth, and as a result, a significant amount of excess deposits not used to fund loan growth have contributed to the growth of our cash and investments balances. Much of the investment portfolio is held in fixed rate MBS and CMOs which generally have a higher market value sensitivity than variable rate loans or cash. Thus, under an upward rate shock scenario, the market value of investments changes more than the market value of deposits resulting in a negative EVE sensitivity in those scenarios.
Due to the sudden decrease in market rates that occurred in March 2020, EVE sensitivity measures in the -100 and -200 bps rate shock scenarios do not represent the full magnitude of those rate shocks because we assume that U.S. Federal Fund rates are floored at zero. As a result, the December 31, 2020 EVE sensitivity of the -100 and -200 bps rate shock scenarios are similar.
The modeling assumption change described above combined with continued balance sheet growth and a lower overall rate environment are the primary contributing factors to the overall change in EVE sensitivity.
12-Month Net Interest Income Simulation
NII sensitivity is measured as the percentage change in projected 12-month net interest income earned in +/-100 and +/-200 basis point interest rate shock scenarios compared to a base scenario where balances and interest rates are held constant over the forecast horizon. At December 31, 2020, NII sensitivity was 15.1 percent in the +100 bps interest rate scenario, compared to 12.7 percent at December 31, 2019. Our NII sensitivity in the +200 bps interest rate shock scenario was 29.2 percent compared to 25.3 percent at December 31, 2019. NII sensitivity in the -100 bps scenario of negative 2.6 percent was lower at December 31, 2020, compared to a negative 13.3 percent at December 31, 2019. The -200 bps scenario currently indicates a lower percentage change in NII of negative 2.8 percent at December 31, 2020, compared to negative 26.7 percent at December 31, 2019. However, as noted above, the -100 and -200 bps scenarios are not complete rate shocks in this rate environment, since rates are assumed to be floored at zero. The December 31, 2020 NII sensitivity percentages are inclusive of the realized income or expense associated with interest rate swaps that were unwound reflective of the macro hedging process initiated in 2019 to reduce the impact of decreasing rates on NII. The changes in NII sensitivity are primarily the result of the changes in balance sheet composition previously described, combined with the impact of hedges in the respective parallel rate shock scenarios.
Our base case static 12-month NII forecast at December 31, 2020 increased compared to December 31, 2019 by $306.7 million, primarily driven by growth in the balance sheet that has taken place year-to-date combined with an overall relatively lower rate environment, reflective of the decrease in the Federal Funds Rate in March 2020, compared to last year. Specifically, a large portion of the loan portfolio is indexed to the Prime rate, which decreased 150 bps in March of 2020 due to actions undertaken by the Federal Reserve to mitigate a possible economic downturn. The adverse impact of changes in interest rates on NII was partially tempered to a certain degree by continued growth in the loan portfolio, as well as continued balance sheet growth as previously described.
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
For the interest rate scenarios, the simulation model incorporates embedded rate floors on loans, where present, which prevents model benchmark rates from moving below zero percent in the down rate scenarios. The embedded rate floors are also a factor in the increasing rate scenarios to the extent a simulated increase in rates is needed before floored rates are cleared. In addition, we assume deposit balance decay rates based on a historical deposit study of our clients. These assumptions may change in future periods based on changes in client behavior and at management's discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our actual sensitivity overall.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SVB Financial Group:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL).
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Allowance for credit losses for loans and unfunded loan commitments evaluated on a collective basis
As discussed in Notes 2 and 9 of the consolidated financial statements, the Company’s allowance for credit losses (ACL) for loans and unfunded credit commitments were $447.8 million and $120.8 million as of December 31, 2020, respectively. The allowance principally relates to the Company’s loans and unfunded loan commitments evaluated on a collective basis (the collective ALL and the collective AULC, respectively). The collective ALL and the collective AULC include the measure of expected credit losses on a collective (pooled) basis for those loans and unfunded loan commitments that share similar risk characteristics. The Company estimated the collective ALL using a current expected credit losses methodology based on relevant information about historical experience, the current macroeconomic environment, and reasonable and supportable economic forecasts that affect the collectability of the loan balances. The quantitative expected credit losses are the product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD), and individual loan level exposure at default (EAD) on an undiscounted basis. The Company derives the PD, LGD, and EAD from internal historical default and loss experience adjusted for multiple probability-weighted economic forecast scenarios of macroeconomic assumptions over a reasonable and supportable forecast period of three years. After the reasonable and supportable forecast period, the Company reverts to historical averages using an autoregressive method of mean reversion that trends towards the mean historical loss over the remaining contractual lives, adjusted for prepayments. The Company also applies certain qualitative adjustments to the results of its quantitative model for asset-specific risk characteristics, and current conditions and reasonable and supportable forecasts based on its expectation of the risks that may lead to future loan loss experience different from its historical loan loss experience. These adjustments are based on qualitative factors not reflected in the quantitative model but are expected to impact the estimate of credit losses. In order to capture the unique risks of the loan portfolio within the PD, LGD, EAD model, the Company segments the portfolio into pools and by credit risk rating. The Company estimated the collective AULC using a similar methodology as the collective ALL adjusted by the probability of an unfunded loan commitment being funded. Certain qualitative adjustments to historical loss information are also applied to the collective AULC.
We identified the assessment of the December 31, 2020 collective ALL and collective AULC as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the methodology, including the methods and model used to estimate (1) the PD, LGD, and EAD and their significant assumptions and inputs, and (2) certain qualitative adjustments. Significant assumptions and inputs include the economic forecast scenarios of macroeconomic assumptions and their weightings, the historical observation period, portfolio segmentation, and credit risk ratings. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and EAD model. Auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the December 31, 2020 collective ALL and collective AULC estimates, including controls over the:
•periodic review and monitoring of the collective ALL and the collective AULC methodology
•identification and determination of significant assumptions used in the PD, LGD, and EAD model

•evaluation of the qualitative adjustments, including significant assumptions used in the measurement of the qualitative adjustments
•determination of credit risk ratings
•analysis of the collective ALL and collective AULC results, trends, and ratios.
We evaluated the Company’s process to develop the December 31, 2020 collective ALL and collective AULC estimates by testing certain sources of data, qualitative factors and assumptions that the Company used, and considered the relevance and reliability of such data, qualitative factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge who assisted in:
•evaluating that the Company’s collective ALL and collective AULC methodology and key assumptions for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness and performance of the PD, LGD, and EAD model by inspecting the model documentation to determine whether the model is suitable for the intended use
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ALL and the collective AULC compared with relevant credit risk factors and consistency with credit trends associated with the Company’s portfolio
•evaluating the historical observation period, focusing on the relevance of the full economic cycle relative to the Company’s current portfolio
•evaluating the approach to incorporate macroeconomic forecast assumptions in the PD, LGD, EAD model with respect to the Company’s business environment and the loan products used across the industry
•evaluating model validation findings and assessing their possible impact, if any
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business and environment and relevant industry practices
•testing individual credit risk ratings for a selection of loan and unfunded loan commitment borrower relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral, as applicable.
We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2020 collective ALL and collective AULC estimates by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.
/s/ KPMG LLP

We have served as the Company's auditor since 1994.
San Francisco, California
March 1, 2021

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value and share data)	2020	2019
Assets
Cash and cash equivalents	$17,674,763	$6,781,783
Available-for-sale securities, at fair value (cost of $30,244,896 and $13,894,348, respectively)	30,912,438	14,014,919
Held-to-maturity securities, at amortized cost and net of allowance for credit losses of $392 and $0 (fair value of $17,216,871 and $14,115,272, respectively) (1)	16,592,153	13,842,946
Non-marketable and other equity securities	1,802,235	1,213,829
Total investment securities	49,306,826	29,071,694
Loans, amortized cost	45,181,488	33,164,636
Allowance for credit losses: loans	(447,765)	(304,924)
Net loans	44,733,723	32,859,712
Premises and equipment, net of accumulated depreciation and amortization	175,818	161,876
Goodwill	142,685	137,823
Other intangible assets, net	61,435	49,417
Lease right-of-use assets	209,932	197,365
Accrued interest receivable and other assets	3,205,825	1,745,233
Total assets	$115,511,007	$71,004,903
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$66,519,240	$40,841,570
Interest-bearing deposits	35,462,567	20,916,237
Total deposits	101,981,807	61,757,807
Short-term borrowings	20,553	17,430
Lease liabilities	259,554	218,847
Other liabilities	3,971,974	2,041,752
Long-term debt	843,628	347,987
Total liabilities	107,077,516	64,383,823
Commitments and contingencies (Note 21 and Note 27)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 350,000 and 350,000 shares issued and outstanding, respectively	340,138	340,138
Common stock, $0.001 par value, 150,000,000 shares authorized; 51,888,463 and 51,655,607 shares issued and outstanding, respectively	52	52
Additional paid-in capital	1,585,244	1,470,071
Retained earnings	5,671,749	4,575,601
Accumulated other comprehensive income	622,517	84,445
Total SVBFG stockholders’ equity	8,219,700	6,470,307
Noncontrolling interests	213,791	150,773
Total equity	8,433,491	6,621,080
Total liabilities and total equity	$115,511,007	$71,004,903

(1)Prior to our adoption of Accounting Standard Update (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) on January 1, 2020, the allowance for credit losses related to held-to-maturity (HTM) securities was not applicable and is therefore presented as zero at December 31, 2019. See "Adoption of New Accounting Standards" in Note 2—“Summary of Significant Accounting Policies” for additional details.

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share amounts)	2020	2019	2018
Interest income:
Loans	$1,520,021	$1,599,165	$1,358,480
Investment securities:
Taxable	634,992	568,851	541,605
Non-taxable	61,055	44,952	34,616
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	25,542	96,440	35,208
Total interest income	2,241,610	2,309,408	1,969,909
Interest expense:
Deposits	60,219	177,672	29,306
Borrowings	25,107	35,135	46,615
Total interest expense	85,326	212,807	75,921
Net interest income	2,156,284	2,096,601	1,893,988
Provision for credit losses	219,510	106,416	87,870
Net interest income after provision for credit losses	1,936,774	1,990,185	1,806,118
Noninterest income:
Gains on investment securities, net	420,752	134,670	88,094
Gains on equity warrant assets, net	237,428	138,078	89,142
Client investment fees	132,200	182,068	130,360
Foreign exchange fees	178,733	159,262	138,812
Credit card fees	97,737	118,719	94,072
Deposit service charges	90,336	89,200	76,097
Lending related fees	57,533	49,920	41,949
Letters of credit and standby letters of credit fees	46,659	42,669	34,600
Investment banking revenue	413,985	195,177	—
Commissions	66,640	56,346	—
Other	98,145	55,370	51,858
Total noninterest income	1,840,148	1,221,479	744,984
Noninterest expense:
Compensation and benefits	1,318,457	989,734	726,980
Professional services	247,084	205,479	158,835
Premises and equipment	127,125	96,770	77,918
Net occupancy	100,889	69,279	54,753
Business development and travel	23,724	68,912	48,180
FDIC and state assessments	27,587	18,509	34,276
Other	190,175	152,579	87,251
Total noninterest expense	2,035,041	1,601,262	1,188,193
Income before income tax expense	1,741,881	1,610,402	1,362,909
Income tax expense	447,587	425,685	351,561
Net income before noncontrolling interests	1,294,294	1,184,717	1,011,348
Net income attributable to noncontrolling interests	(85,926)	(47,861)	(37,508)
Preferred stock dividends	(17,151)	—	—
Net income available to common stockholders	$1,191,217	$1,136,856	$973,840
Earnings per common share—basic	$23.05	$21.90	$18.35
Earnings per common share—diluted	22.87	21.73	18.11

 See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income before noncontrolling interests	$1,294,294	$1,184,717	$1,011,348
Other comprehensive income (loss), net of tax:
Change in foreign currency cumulative translation gains and losses:
Foreign currency translation gains (losses)	16,467	3,208	(5,999)
Related tax (expense) benefit	(4,621)	(889)	1,669
Change in unrealized gains and losses on available-for-sale securities:
Unrealized holding gains (losses)	606,038	189,813	(22,348)
Related tax (expense) benefit	(168,521)	(52,697)	6,315
Reclassification adjustment for (gains) losses included in net income	(61,165)	3,905	740
Related tax expense (benefit)	16,953	(1,087)	(205)
Reclassification of unrealized gains on equity securities to retained earnings for ASU 2016-01	—	—	(40,316)
Related tax expense	—	—	11,145
Amortization of unrealized holding losses (gains) on securities transferred from available-for-sale to held-to-maturity	2,104	(2,158)	(4,607)
Related tax (expense) benefit	(586)	600	1,277
Reclassification of stranded tax effect to retained earnings for ASU 2018-02	—	—	(319)
Change in unrealized gains and losses on cash flow hedges:
Unrealized gains (losses)	231,920	(8,305)	—
Related tax (expenses) benefit	(64,281)	2,306	—
Reclassification adjustment for (gains) losses included in net income	(49,928)	5,358	—
Related tax expense (benefit)	13,692	(1,489)	—
Other comprehensive income (loss), net of tax	538,072	138,565	(52,648)
Comprehensive income	1,832,366	1,323,282	958,700
Comprehensive income attributable to noncontrolling interests	(85,926)	(47,861)	(37,508)
Comprehensive income attributable to SVBFG	$1,746,440	$1,275,421	$921,192

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands, except share data)		Shares	Amount
Balance at December 31, 2017	$—	52,835,188	$53	$1,314,377	$2,866,837	$(1,472)	$4,179,795	$139,620	$4,319,415
Cumulative adjustment for ASU 2014-09, net of tax	—	—	—	—	(5,802)	—	(5,802)	—	(5,802)
Cumulative adjustment for ASU 2016-01, net of tax	—	—	—	—	103,766	(29,171)	74,595	—	74,595
Reclassification of stranded tax effect for ASU 2018-02	—	—	—	—	319	(319)	—	—	—
Common stock issued under employee benefit plans, net of restricted stock cancellations	—	456,845	1	15,809	—	—	15,810	—	15,810
Common stock issued under ESOP	—	9,672	—	2,577	—	—	2,577	—	2,577
Net income	—	—	—	—	973,840	—	973,840	37,508	1,011,348
Capital calls and distributions, net	—	—	—	—	—	—	—	(28,494)	(28,494)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	—	(15,498)	(15,498)	—	(15,498)
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	—	(3,330)	(3,330)	—	(3,330)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(4,330)	(4,330)	—	(4,330)
Share-based compensation, net	—	—	—	45,675	—	—	45,675	—	45,675
Common stock repurchases	—	(715,207)	(1)	—	(147,122)	—	(147,123)	—	(147,123)
Balance at December 31, 2018	$—	52,586,498	$53	$1,378,438	$3,791,838	$(54,120)	$5,116,209	$148,634	$5,264,843
Cumulative adjustment for the adoption of premium amortization on purchased callable debt securities (ASU 2017-08) (1)	—	—	—	—	(583)	—	(583)	—	(583)
Acquisition of SVB Leerink	—	—	—	—	—	—	—	5,256	5,256
Common stock issued under employee benefit plans, net of restricted stock cancellations	—	586,877	—	21,312	—	—	21,312	—	21,312
Common stock issued under ESOP	—	14,442	—	3,506	—	—	3,506	—	3,506
Issuance of Series A Preferred Stock	340,138	—	—	—	—	—	340,138	—	340,138
Net income	—	—	—	—	1,136,856	—	1,136,856	47,861	1,184,717
Capital calls and distributions, net	—	—	—	—	—	—	—	(50,978)	(50,978)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	—	139,934	139,934	—	139,934
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	—	(1,558)	(1,558)	—	(1,558)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	2,319	2,319	—	2,319
Net change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	(2,130)	(2,130)	—	(2,130)
Share-based compensation, net	—	—	—	66,815	—	—	66,815	—	66,815
Common stock repurchases	—	(1,532,210)	(1)	—	(352,510)	—	(352,511)	—	(352,511)
Balance at December 31, 2019	$340,138	51,655,607	$52	$1,470,071	$4,575,601	$84,445	$6,470,307	$150,773	$6,621,080
Cumulative adjustment for the day one adoption of ASC 326, net of tax (1)	—	—	—	—	(35,049)	—	(35,049)	—	(35,049)
Common stock issued under employee benefit plans, net of restricted stock cancellations	—	464,985	—	28,699	—	—	28,699	—	28,699
Common stock issued under ESOP	—	12,094	—	2,447	—	—	2,447	—	2,447
Net income	—	—	—	—	1,208,368	—	1,208,368	85,926	1,294,294
Capital calls and distributions, net	—	—	—	—	—	—	—	(22,908)	(22,908)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	—	393,305	393,305	—	393,305
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	—	1,518	1,518	—	1,518
Foreign currency translation adjustments, net of tax	—	—	—	—	—	11,846	11,846	—	11,846
Net change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	131,403	131,403	—	131,403
Share-based compensation, net	—	—	—	83,986	—	—	83,986	—	83,986
Common stock repurchases	—	(244,223)	—	—	(60,020)	—	(60,020)	—	(60,020)
Dividends on preferred stock	—	—	—	—	(17,151)	—	(17,151)	—	(17,151)
Other, net	—	—	—	41	—	—	41	—	41
Balance at December 31, 2020	$340,138	51,888,463	$52	$1,585,244	$5,671,749	$622,517	$8,219,700	$213,791	$8,433,491

(1)See Note 2- "Summary of Significant Accounting Policies" for additional details.
See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income before noncontrolling interests	$1,294,294	$1,184,717	$1,011,348
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	219,510	106,416	87,870
Changes in fair value of equity warrant assets, net of proceeds from exercises	(2,347)	2,240	(24,417)
Changes in fair values of derivatives, net	(48,013)	(18,506)	(11,043)
Gains on investment securities, net	(420,752)	(134,670)	(88,094)
Distributions of earnings from non-marketable and other equity securities	85,587	95,131	72,015
Depreciation and amortization	100,840	82,717	57,906
Amortization of premiums and discounts on investment securities, net	75,178	15,513	(28)
Amortization of share-based compensation	83,986	66,815	45,675
Amortization of deferred loan fees	(173,975)	(155,429)	(128,077)
Deferred income tax expense (benefit)	6,911	(3,072)	(21,061)
Excess tax benefit from exercise of stock options and vesting of restricted shares	(5,857)	(9,588)	(17,989)
Losses from the write-off of premises and equipment and right-of-use assets	30,170	5,219	7,278
Other losses	—	8,959	—
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(26,205)	(24,189)	(55,834)
Accounts receivable and payable, net	18,765	(17,019)	(23,020)
Income tax receivable and payable, net	97,607	(11,630)	(5,820)
Accrued compensation	190,983	(15,253)	56,874
Foreign exchange spot contracts, net	(20,790)	59,998	24,018
Proceeds from termination of interest rate swaps	227,500	—	—
Other, net	(287,905)	(74,240)	(54,039)
Net cash provided by operating activities	1,445,487	1,164,129	933,562
Cash flows from investing activities:
Purchases of available-for-sale securities	(23,207,791)	(9,872,095)	(668,264)
Proceeds from sales of available-for-sale securities	2,654,212	2,189,087	474,482
Proceeds from maturities and paydowns of available-for-sale securities	4,183,888	1,643,357	3,436,064
Purchases of held-to-maturity securities	(6,778,370)	(492,502)	(4,726,595)
Proceeds from maturities and paydowns of held-to-maturity securities	4,035,952	2,124,513	1,891,761
Purchases of non-marketable and other equity securities	(201,293)	(136,186)	(81,574)
Proceeds from sales and distributions of capital of non-marketable and other equity securities	148,224	113,526	95,025
Net increase in loans	(11,926,436)	(4,773,775)	(5,175,409)
Purchases of premises and equipment	(87,407)	(65,479)	(45,865)
Business acquisitions	(26,700)	(102,328)	—
Net cash used for investing activities	(31,205,721)	(9,371,882)	(4,800,375)
Cash flows from financing activities:
Net increase in deposits	40,224,000	12,428,907	5,074,825
Net increase (decrease) in short-term borrowings	3,123	(613,982)	(402,318)
Principal payments of long-term debt	—	(358,395)	—
Proceeds from issuance of 3.125% Senior Notes	495,024	—	—
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(22,908)	(50,978)	(28,494)
Net proceeds from the issuance of preferred stock	—	340,138	—
Payment of preferred stock dividends	(17,151)	—	—
Common stock repurchase	(60,020)	(352,511)	(147,123)
Proceeds from issuance of common stock, ESPP and ESOP	31,146	24,818	18,387
Net cash provided by financing activities	40,653,214	11,417,997	4,515,277
Net increase in cash and cash equivalents	10,892,980	3,210,244	648,464
Cash and cash equivalents at beginning of period	6,781,783	3,571,539	2,923,075
Cash and cash equivalents at end of period	$17,674,763	$6,781,783	$3,571,539
Supplemental disclosures:
Cash paid during the period for:
Interest	$83,746	$217,961	$75,601
Income taxes	299,175	422,346	376,425
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$393,305	$139,934	$(15,498)
Distributions of stock from investments	11,913	8,917	5,277
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
We offer commercial banking products and services through our principal subsidiary, the Bank, which is a California-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers asset management, private wealth management and other investment services. In addition, through SVB Financial's other subsidiaries and divisions, we offer investment banking and non-banking products and services, such as funds management and M&A advisory services. We primarily focus on serving corporate clients in the following industries: technology, life science/healthcare, private equity/venture capital and premium wine. Our corporate clients range widely in terms of size and stage of maturity. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.
Headquartered in Santa Clara, California, we operate in centers of innovation in the United States and around the world.
For reporting purposes, SVB Financial Group has four operating segments for which we report financial information in this report: Global Commercial Bank, SVB Private Bank, SVB Capital and SVB Leerink.
2.    Summary of Significant Accounting Policies
Use of Estimates and Assumptions
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Items that are subject to such estimates include: 1) measurements of fair value, which include the valuation of non-marketable and other equity securities and the valuation of equity warrant assets, 2) income taxes, and 3) the adequacy of the allowance for credit losses for loans and the allowance for credit losses for unfunded credit commitments. The following discussion of significant accounting policies includes further details regarding these estimates.
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
We consider numerous factors in determining whether a credit loss exists and the period over which the debt security is expected to recover. The following list is not meant to be all inclusive. All of the following factors are considered:
•The length of time and the extent to which the fair value has been less than the amortized cost basis (severity and duration);
•Adverse conditions specifically related to the security, an industry or geographic area; for example, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. Examples of those changes include any of the following:
◦Changes in technology;
◦The discontinuance of a segment of the business that may affect the future earnings potential of the issuer or underlying loan obligors of the security; and
◦Changes in the quality of the credit enhancement.
•The historical and implied volatility of the fair value of the security;
•The payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
•Failure of the issuer of the security to make scheduled interest or principal payments;
•Any changes to the rating of the security by a rating agency; and
•Recoveries or additional declines in fair value after the balance sheet date.

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
Held-to-Maturity Securities and the Allowance for Credit Losses on Held-to-Maturity Securities
Debt securities purchased with the positive intent and ability to hold to its maturity are classified as held-to-maturity securities and are recorded at amortized cost, net of any allowance for credit losses.
Effective January 1, 2020, we measure expected credit losses ("ECL") on held-to-maturity securities on a collective basis by major security type and standard credit rating. Our held-to-maturity securities portfolio, with the exception of our municipal bond portfolio, are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we do not record an ECL. Our municipal bond portfolio primarily consists of highly rated bonds and currently carry ratings no lower than Aa2. The estimate of ECL on our municipal bond portfolio considers historical credit loss information and severity of loss in the event of default and leverages external data adjusted for current conditions. A reasonable and supportable forecast period of one year is applied to our municipal bond portfolio, with immediate reversion to long-term average historical loss rates when remaining contractual lives of securities exceed one year. We do not estimate ECL on accrued interest receivable ("AIR") from held-to-maturity securities as AIR is reversed or written off when the full collection of the AIR related to a security becomes doubtful. AIR from held-to-maturity securities totaled $55.0 million at December 31, 2020 and $45.2 million at December 31, 2019 and is excluded from the amortized cost disclosures within our HTM security disclosures in Note 8—“Investment Securities” as it is included and reported separately within "Accrued interest receivable and other assets" in our consolidated balance sheets.
Expected credit loss on municipal bonds that do not share common risk characteristics with our collective portfolio are individually measured based on net realizable value, or the difference between the discounted value of the expected future cash flows and the recorded amortized cost basis of the security.
Prior to the adoption of CECL, we applied the other-than-temporary impairment standards of ASC 320, Investment-Debt and Equity Securities, for our held-to-maturity securities. For periods prior to January 1, 2020, we separated the amount of the other-than-temporary impairment, if any, into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security's amortized cost basis and the present value of expected future cash flows discounted at the security's effective interest rate. The amount due to all other factors is recognized in other comprehensive income.
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
Non-Marketable and Other Equity Securities
Non-marketable and other equity securities include investments in venture capital and private equity funds, SPD-SVB, debt funds, private and public portfolio companies, including public equity securities held as a result of equity warrant assets exercised, and investments in qualified affordable housing projects. A majority of these investments are managed through our SVB Capital funds business in funds of funds and direct venture funds. Our accounting for investments in non-marketable and other equity securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. As further described below, we base our accounting for such securities on: (i) fair value accounting, (ii) measurement alternative for other investments without a readily determinable fair value, (iii) equity method accounting and (iv) the proportional amortization method which is used only for qualified affordable housing projects.

Fair Value Accounting
Our managed funds are investment companies under the AICPA Audit and Accounting Guide for Investment Companies (codified in ASC 946) and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. Our non-marketable and other equity securities recorded pursuant to fair value accounting consist of our investments through our managed funds of funds, which make investments in venture capital and private equity funds. A summary of our

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
ownership interests in the investments held under fair value accounting as of December 31, 2020 is presented in the following table:

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
Under fair value accounting, investments are carried at their estimated fair value based on financial information obtained as the general partner of the fund or obtained from the funds' respective general partner. For direct private company investments, valuations are based upon consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. ~~F~~or direct equity investments in public companies, valuations are based on quoted market prices less a discount if the securities are subject to certain sales restrictions. Sales restriction discounts generally range from ten to twenty depending on the sale restrictions which typically range from three to six months. The valuation of non-marketable securities in shares of private company capital stock and the valuation of other securities in shares of public company stock with certain sales restrictions is subject to significant judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material.
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
Other Investments without a Readily Determinable Fair Value
Our direct investments in private companies do not have a readily determinable fair value. We measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. Such changes are recognized through earnings. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment and a discount for certain investments that have lock-up restrictions or other features that indicate a discount to fair value is warranted.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Equity Method
Our equity method non-marketable securities consist of investments in venture capital and private equity funds, privately-held companies, debt funds, and joint ventures. Our equity method non-marketable securities and related accounting policies are described as follows:
•Equity securities and investments in limited partnerships, such as preferred or common stock in privately-held companies in which we hold a voting interest of at least 20 percent, or in which we have the ability to exercise significant influence over the investees' operating and financial policies through voting interests, board involvement or other influence are accounted for under the equity method,
•Investments in limited partnerships in which we hold voting interests of more than 5 percent, or in which we have the ability to exercise significant influence over the partnerships' operating and financial policies, are accounted for using the equity method, and
•Our SPD-SVB (the Bank's joint venture bank in China) partnership, for which we have 50 percent ownership, is accounted for under the equity method.
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
Allowance for Credit Losses: Loans
The allowance for credit losses for loans considers credit risk and is adjusted by a provision for ECL charged to expense and reduced by the charge-off of loan amounts, net of recoveries. Our allowance for credit losses is an estimate of expected losses inherent with the Company's existing loans at the balance sheet date. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Portfolio Segments and Risk-Based Segments
The process to estimate the ECL on loans involves procedures to appropriately consider the unique characteristics of our six loan portfolio segments. Our six portfolio segments are determined by using the following risk dimensions: (i) underwriting methodology, (ii) industry niche and (iii) life stage. The six portfolio segments are further disaggregated into 11 classes of financing receivable, or risk-based segments, and represents the level at which credit risk is monitored. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process to estimate ECL. For further information refer to Note 9—“Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments.” The following provides additional information regarding our six portfolio segments and the additional disaggregation of our 11 risk-based segments:
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
Premium Wine and Other
Our Premium Wine and Other portfolio segment consists of two risk-based segments for disclosure purposes: (i) Premium Wine and (ii) Other. Our Premium Wine clients primarily consist of premium wine producers, vineyards and wine industry or hospitality related businesses across the Western United States, primarily in California's Napa Valley, Sonoma County and Central Coast regions, as well as the Pacific Northwest. Our Other risk-based segment primarily includes our community development loans made as part of our responsibilities under the Community Reinvestment Act.
SBA Loans
SBA loans are included across all of our six portfolio segments and are separately disclosed as a single risk-based segment. We participated in the SBA's Paycheck Protection Program ("PPP") to support small businesses across the United States. Under this program, the SBA provides a guarantee to banks making unsecured term loans of up to $10 million for qualified initial borrowers, and up to $2 million for second-time borrowers, as provided by the CARES Act, the Economic Aid Act, and related regulations and guidance. The ability to disburse loans under the PPP was extended to March 31, 2021 after the enactment of the Economic Aid Act and we have also begun accepting forgiveness applications from clients, whereby clients apply for loans to be forgiven (paid off) by the SBA. Loans funded under this program are primarily made to clients in the technology, life science/healthcare, premium wine and energy resource industries. While the recipients were located across the United States, more than half were made to clients that applied from the western United States.
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
Expected Credit Loss Measurement
The methodology for estimating the amount of ECL reported in the allowance for credit losses is the sum of two main components: (1) ECL assessed on a collective basis for pools of loans that share similar risk characteristics which includes a qualitative adjustment based on management’s assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience and (2) ECL assessed for individual loans that do not share similar risk characteristics with other loans. We do not estimate ECL on AIR on loans as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful, which is when loans are placed on nonaccrual status. AIR on loans totaled $126.4 million at December 31, 2020 and $119.1 million at December 31, 2019 and is excluded from the amortized cost disclosures in Note 9—“Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments”, as it is included and reported separately within "Accrued interest receivable and other assets" in our consolidated balance sheets.
While the evaluation process of our allowance for credit losses on loans uses historical and other objective information, the classification of loans and the estimate of the allowance for credit losses for loans rely on the judgment and experience of

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
our management. A committee comprised of senior management evaluates the appropriateness of the allowance for credit losses for loans, which includes review of loan portfolio segmentation, quantitative models, internal and external data inputs, economic forecasts, credit risk ratings and qualitative adjustments.
Loans That Share Similar Risk Characteristics with Other Loans
We derive an estimated ECL assumption from a non-discounted cash flow approach based on our portfolio segments discussed above. This approach incorporates a calculation of three predictive metrics: (1) probability of default ("PD"), (2) loss given default ("LGD") and (3) exposure at default ("EAD"), over the estimated life of the exposure. PD and LGD assumptions are developed based on quantitative models and inherent risk of credit loss, both of which involve significant judgment. Renewals and extensions within our control are not considered in the estimated contractual term of a loan. However, we include potential extensions if management has a reasonable expectation that we will execute a TDR with the borrower. The quantitative models are based on historical credit loss experience, adjusted for probability-weighted economic scenarios. These scenarios are used to support a reasonable and supportable forecast period of three years for all portfolio segments. To the extent the remaining contractual lives of loans in the portfolio extend beyond this three-year period, we revert to historical averages using an autoregressive method of mean reversion that will continue to gradually trend towards the mean historical loss over the remaining contractual lives of loans, adjusted for prepayments. The macroeconomic scenarios are reviewed on a quarterly basis.
We also apply a qualitative factor adjustment to the results obtained through our quantitative ECL models to consider model imprecision, emerging risk assessments, trends and other subjective factors that may not be adequately represented in quantitative ECL models. These adjustments to historical loss information are for asset specific risk characteristics, and also reflect our assessment of the extent that current conditions and reasonable and supportable forecasts differ from conditions that existed during the period over which historical information was evaluated. These adjustments are aggregated to become our qualitative allocation. Based on our qualitative assessment estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period and may include, but is not limited to, consideration of the following factors:
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Allowance for Credit Losses: Unfunded Credit Commitments
We maintain a separate allowance for credit losses for unfunded credit commitments which is included in other liabilities and the related ECL in our provision for credit losses. We estimate the amount of expected losses by using historical trends to calculate a probability of an unfunded credit commitment being funded and derive historical lifetime expected loss factors for each portfolio segment similar to our funded loan ECL. The collectively assessed ECL for unfunded credit commitments also includes the same qualitative allocations applied for our funded loan ECL. For unfunded credit commitments related to loans that do not share similar risk characteristics with other loans, where applicable, a separate estimate of ECL will be included in our total allowance for credit losses on unfunded credit commitments. Loan commitments that are determined to be unconditionally cancellable by the Company do not require an allowance for credit losses on unfunded credit commitments.
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
In April 2020, we implemented three loan payment deferral programs targeted to assist borrowers who were the most impacted by the COVID-19 pandemic. These programs included relief for venture-backed, private bank and wine borrowers who met certain criteria. For loans modified under these programs, in accordance with the provisions of Section 4013 of the CARES Act, we elected to not apply troubled debt restructuring classifications to borrowers who were current as of December 31, 2019. In addition, for loans that did not meet the CARES Act criteria, we applied the guidance in an interagency statement issued by bank regulatory agencies. Using this guidance, we may find that borrowers are not experiencing financial difficulty that may otherwise result in a TDR classification, in accordance with ASC Subtopic 310-40, if loan modifications are performed in response to the COVID-19 pandemic, provide short-term loan payment deferrals (e.g. six months in duration) and are granted to borrowers who were current as of the implementation date of the loan modification program. We evaluated all loans modified under these programs against the CARES Act and interagency guidance, as applicable, and determined the loan modifications would not be considered TDRs. We did not defer interest income recognition during periods of payment deferral, nor did any qualifying modification trigger nonaccrual status.
Nonaccrual Loans
Loans are generally placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection); or when we have determined, based upon currently known information, that the timely collection of principal or interest is not probable.
When a loan is placed on nonaccrual status, the accrued interest and fees are reversed against interest income and the loan is accounted for using the cost recovery method thereafter until qualifying for return to accrual status. For a loan to be returned to accrual status, all delinquent principal and interest must become current in accordance with the terms of the loan agreement and future collection of remaining principal and interest must be deemed probable. We apply a cost recovery

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
method in which all cash received is applied to the loan principal until it has been collected. Under this approach, interest income is recognized after total cash flows received exceed the recorded investment at the date of initial nonaccrual. All of our nonaccrual loans have credit risk ratings of 8 or 9 and are classified under the nonperforming category.
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
Lease Obligations
We have entered into leases for real estate and various equipment utilized for the business. At the inception of the lease, each lease is evaluated to determine whether the lease will be accounted for as an operating or finance lease. We had no finance lease obligations at December 31, 2020 and 2019. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases for any class of underlying asset. In addition to excluding short-term leases, we have implemented an accounting policy in which non-lease components are not separated from lease components in the measurement of right-of-use ("ROU") asset and lease liabilities for all lease contracts.
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
The Company reviews ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ROU assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”). The carrying amount of an asset group is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If the asset group is determined not to be recoverable, then an impairment charge is recognized in the amount by which the carrying amount of the store asset group exceeds its fair value. The resulting impairment charge, if any, is allocated to the underlying assets on a pro rata basis using their relative carrying amounts.
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
Level 2
Fair value measurements based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Valuations for the available-for-sale securities are provided by independent pricing service providers who have experience in valuing these securities and are compared to the average of quoted market prices obtained from independent brokers. We perform a monthly analysis on the values received from third parties so that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third-party pricing methodologies, review of pricing trends and monitoring of trading volumes. Additional corroboration, such as obtaining a non-binding price from a broker, may be obtained depending on the frequency of trades of the security and the level of liquidity or depth of the market. Prices received from independent brokers represent a reasonable estimate of the fair value and are validated through the use of observable market inputs including comparable trades, yield curve, spreads and, when available, market indices. If we determine that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Below is a summary of the significant inputs used for each class of Level 2 assets and liabilities:
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

Fee-based Services Revenue Recognition
Refer to Note 16—“Noninterest Income” for our fee-based services revenue recognition policies for our contracts with customers.
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
Any changes in fair value from the grant date fair value of equity warrant assets will be recognized as increases or decreases to other assets on our balance sheet and as net gains or losses on equity warrant assets, in noninterest income, a component of consolidated net income. We value our equity warrant assets using a Black-Scholes option pricing model, which incorporates the following significant inputs:
•An underlying asset value, which is estimated based on current information available in valuation reports, including any information regarding subsequent rounds of funding or performance of a company.
•Stated strike price, which can be adjusted for certain warrants upon the occurrence of subsequent funding rounds or other future events.
•Price volatility or risk associated with possible changes in the warrant price. The volatility assumption is based on historical price volatility of publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. The actual volatility input is based on the mean and median volatility for an individual public company within an index for the past 16 quarters, from which an average volatility was derived.
•Actual data on terminations and exercises of our warrants are utilized as the basis for determining the expected remaining life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants.
•The risk-free interest rate is derived from the Treasury yield curve and is calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.
•Other adjustments, including a marketability discount, are estimated based on management's judgment about the general industry environment.
•Number of shares and contingencies associated with obtaining warrant positions such as the funding of associated loans.
When a company in the portfolio completes an IPO, or is acquired, we may exercise these equity warrant assets for shares or cash. In the event of an exercise for common stock shares, the basis or value in the common stock shares is reclassified from other assets to investment securities on the balance sheet on the latter of the exercise date or corporate action date. The common stock of public companies are classified as non-marketable and other equity securities. Changes in the fair value of the common stock shares is recorded as gains or losses on investments securities, in noninterest income, a component of consolidated net income. The common stock of private companies are classified as non-marketable and other equity securities. We account for these securities under the methodology under ASU 2016-01, other investments without a readily determinable fair value. The carrying value in the private common stock without a readily determinable fair value is based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments and are recorded as gains or losses on investments securities, in noninterest income, a component of consolidated net income.
Foreign Exchange Forwards and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients' need. We also enter into an opposite-

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
way forward or option contract with a correspondent bank to economically hedge client contracts to mitigate the fair value risk to us from fluctuations in currency rates. Settlement, credit and operational risks remain. We also enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated assets and liabilities. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. The contracts generally have terms of one year or less, although we may have contracts extending for up to five years. Generally, we have not experienced nonperformance on these contracts, have not incurred credit losses and anticipate performance by all counterparties to such agreements. Changes in the fair value of these contracts are recognized in consolidated net income under other noninterest income, a component of noninterest income. Period-end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.
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
We completed a comprehensive implementation process that included loss forecasting model development, evaluation of technical accounting topics, updates to our allowance for credit loss accounting policies, reporting processes and related internal controls, overall operational readiness for our adoption of CECL as well as parallel runs for CECL alongside our previous allowance process. We provided quarterly updates to senior management and to the Audit and Credit Committees of the Board of Directors throughout the implementation process. For additional details regarding our allowance for credit losses methodology, see Note 9—“Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments.”
Upon the adoption of the standard on January 1, 2020, and based on our loan, unfunded credit commitment, and HTM security portfolios composition at December 31, 2019, and the then current economic environment, we recorded a $48.5 million increase to the allowance for credit losses. After adjusting for deferred taxes, a $35.0 million decrease was recorded to retained earnings through a cumulative-effect adjustment.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Summary of Allowance for Loan Losses, Allowance for Unfunded Credit Commitments and Impaired Loans Superseded by Recently Adopted Accounting Standards (Applicable to the Years Ending December 31, 2019 and 2018)
Allowance for Loan Losses
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
We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. At the time of approval, each loan in our portfolio is assigned a Credit Risk Rating and industry niche. Credit Risk Ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. The credit risk ratings for each loan are monitored and updated on an ongoing basis. This Credit Risk Rating process includes, but is not limited to, consideration of such factors as payment status, the financial condition and operating performance of the borrower, borrower compliance with loan covenants, underlying collateral values and performance trends, the degree of access to additional capital, the presence of credit enhancements such as third party guarantees (where applicable), the degree to which the borrower is sensitive to external factors, the depth and experience of the borrower's management team, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships with a credit risk rating of 5 through 9 that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses is determined based on a qualitative analysis and a formula allocation for similar risk-rated loans categorized by portfolio segment, and individually for impaired loans. The formula allocation provides the average loan loss experience for each portfolio segment, which considers our quarterly historical loss experience since the year 2000, both by risk-rating category and client industry sector. The resulting loan loss factors for each risk-rating category and client industry sector are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category and client industry sector to provide an estimation of the allowance for loan losses. The probable loan loss experience for any one year period of time is reasonably expected to be greater or less than the average as determined by the loss factors. As such, management applies a qualitative allocation to the results of the aforementioned model to ascertain the total allowance for loan losses. This qualitative allocation is based on management's assessment of the risks that may lead to a loan loss experience that is different from our historical loan loss experience. Based on management's prediction or estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:
•Changes in lending policies and procedures, including underwriting standards and collections, and charge-off and recovery practices;
•Changes in national and local economic business conditions, including the market and economic condition of our clients' industry sectors;
•Changes in the nature of our loan portfolio;
•Changes in experience, ability, and depth of lending management and staff;
•Changes in the trend of the volume and severity of past due and classified loans;
•Changes in the trend of the volume of nonaccrual loans, troubled debt restructurings and other loan modifications;
•Reserve floor for portfolio segments that would not draw a minimum reserve based on the lack of historical loan loss experience;
•Reserve for large funded loan exposure;
•Reserve for performing impaired loan exposure; and
•Other factors as determined by management from time to time.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Allowance for Unfunded Credit Commitments
We record a liability for probable and estimable incurred losses associated with our unfunded credit commitments being funded and subsequently being charged off. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating in accordance with each client's credit risk rating and portfolio segment. We use the segment specific historical loan loss factors described above under "Allowance for Loan Losses" to calculate the loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate a probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating and portfolio segment to derive the allowance for unfunded credit commitments, similar to funded loans. The allowance for unfunded credit commitments also includes certain qualitative allocations as deemed appropriate by management. We include the allowance for unfunded credit commitments in other liabilities and the related provision in our provision for credit losses.
Impaired Loans
A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the agreement. On a quarterly basis, we review our loan portfolio for impairment. Within each class of loans, we review individual loans for impairment based on credit risk ratings. Loans risk-rated 5 through 7 are performing loans; however, we consider them as demonstrating higher risk, which requires more frequent review of individual exposures. Such loans translate to an internal rating of "Performing (Criticized)" and could be classified as a performing impaired loan.
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
Reclassifications
Certain prior period amounts primarily related to the adoption of the ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) ("ASU 2016-13" or "CECL") as mentioned above have been reclassified to conform to current period presentations.
3.     Stockholders' Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income for 2020, 2019 and 2018:

		Year ended December 31,
(Dollars in thousands)	Income Statement Location	2020	2019	2018
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income	Gains on investment securities, net	$(61,165)	$3,905	$740
Related tax expense (benefit)	Income tax expense	16,953	(1,087)	(205)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income	Net interest income	(49,928)	5,358	—
Related tax expense (benefit)	Income tax expense	13,692	(1,489)	—
Total reclassification adjustment for (gains) losses included in net income, net of tax		$(80,448)	$6,687	$535

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The table below summarizes the activity relating to net gains and losses on our cash flow hedges included in accumulated other comprehensive income for 2020, 2019 and 2018. Refer to Note 15—“Derivative Financial Instruments” for additional information regarding the termination of our cash flow hedges during the quarter ended March 31, 2020. Over the next 12 months, we expect that approximately $63.3 million in accumulated other comprehensive income ("AOCI") at December 31, 2020, related to our cash flow hedges will be reclassified out of AOCI and recognized in net income.

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Balance, beginning of period, net of tax	$(2,130)	$—	$—
Net increase (decrease) in fair value, net of tax	167,639	(5,999)	—
Net realized (gain) loss reclassified to net income, net of tax	(36,236)	3,869	—
Balance, end of period, net of tax	$129,273	$(2,130)	$—
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable for stock option and restricted stock unit awards outstanding under our 2006 Equity Incentive Plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for 2020, 2019 and 2018:

	Year ended December 31,
(Dollars and shares in thousands, except per share amounts)	2020	2019	2018
Numerator:
Net income available to common stockholders	$1,191,217	$1,136,856	$973,840
Denominator:
Weighted average common shares outstanding—basic	51,685	51,915	53,078
Weighted average effect of dilutive securities:
Stock options and ESPP	151	227	377
Restricted stock units	248	169	317
Weighted average common shares outstanding—diluted	52,084	52,311	53,772
Earnings per common share:
Basic	$23.05	$21.90	$18.35
Diluted	22.87	21.73	18.11
The following table summarizes the weighted average common shares excluded from the diluted EPS calculation due to the antidilutive effect for 2020, 2019 and 2018:

	Year ended December 31,
(Shares in thousands)	2020	2019	2018
Stock options	279	167	59
Restricted stock units	10	250	85
Total	289	417	144
Stock Repurchase Program
On October 24, 2019, our Board of Directors authorized a stock repurchase program that enabled us to repurchase up to $350 million of our outstanding common stock. The program expired on October 29, 2020. Prior to the program's expiration and for the year ended December 31, 2020, we had repurchased 244,223 shares of our outstanding common stock for $60.0 million under the stock repurchase program.

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
As of December 31, 2020, there were 350,000 shares issued and outstanding of Series A Preferred Shares, which had a carrying value of $340.1 million and liquidation preference of $350.0 million.
The following table summarizes our preferred stock at December 31, 2020:

Series	Description	Amount outstanding (in millions)	Carrying value (in millions)	Shares issued and outstanding	Par Value	Ownership interest per depositary share	Liquidation preference per depositary share	2020 dividends paid per depositary share
Series A	5.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	$350	$340.1	350,000	$0.001	1/40th	$25	$1.23
On February 2, 2021, the Company issued Series B Preferred Stock. Refer to Note 28—“Subsequent Events” for additional information.
4.     Share-Based Compensation
Share-based compensation expense was recorded net of estimated forfeitures for 2020, 2019 and 2018, such that expense was recorded only for those share-based awards that are expected to vest. In 2020, 2019 and 2018, we recorded share-based compensation and related benefits as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Share-based compensation expense	$83,986	$66,815	$45,675
Income tax benefit related to share-based compensation expense	(20,426)	(16,152)	(10,997)
Capitalized compensation costs	1,383	1,517	1,466
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
Employee Stock Purchase Plan
We maintain the 1999 ESPP under which participating employees may annually contribute up to 10 percent of their gross compensation (not to exceed $25,000) to purchase shares of our common stock at 85 percent of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on both the date of offering and date of purchase, and be employed customarily for at least 20 hours per week and at least five months per calendar year. We issued 167,336 shares and received $30.2 million in cash under the ESPP in 2020. At December 31, 2020, a total of 1,170,472 shares of our common stock were still available for future issuance under the ESPP.
Unrecognized Compensation Expense
As of December 31, 2020, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Weighted Average Expected Recognition Period - in Years
Stock options	$13,854	2.42
Restricted stock awards/units	119,764	2.59
Total unrecognized share-based compensation expense	$133,618
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

Equity Incentive Plan Awards	2020	2019	2018
Weighted average expected term of options - in years	4.6	4.6	4.8
Weighted average expected volatility of the Company's underlying common stock	41.9%	35.5%	34.7%
Risk-free interest rate	0.37	2.26	2.82
Expected dividend yield	—	—	—
Weighted average grant date fair value - stock options	$66.44	$83.50	$105.81
Weighted average grant date fair value - restricted stock units	199.51	243.65	294.50
The following weighted average assumptions and fair values were used for our ESPP:

ESPP	2020	2019	2018
Expected term in years	0.5	0.5	0.5
Weighted average expected volatility of the Company's underlying common stock	51.9%	38.1%	32.2%
Risk-free interest rate	1.12	2.40	1.79
Expected dividend yield	—	—	—
Weighted average grant date fair value	$69.54	$52.90	$62.76
The expected term is based on the implied term of the stock options using factors based on historical exercise behavior.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The expected volatilities are based on a blended rate consisting of our historic volatility and our expected volatility over a five-year term which is an indicator of expected volatility and future stock price trends. For 2020, 2019 and 2018, expected volatilities for the ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields of U.S. Treasury securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.
Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the year ended December 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The-Money Options
Outstanding at December 31, 2019	625,407	$169.33
Granted	124,091	187.59
Exercised	(173,536)	106.42
Forfeited	(15,931)	232.60
Expired	(1,030)	71.11
Outstanding at December 31, 2020	559,001	191.29	4.01	$109,865,324
Vested and expected to vest at December 31, 2020	538,524	190.30	3.94	106,375,308
Exercisable at December 31, 2020	276,191	157.07	2.47	63,734,604
The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $387.83 as of December 31, 2020. The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2020:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life - in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$101.14 - 105.84	87,538	2.31	$105.15	87,538	$105.15
105.85 - 126.18	42,249	0.33	108.04	42,249	108.04
126.19 - 173.94	47,407	1.36	130.42	46,673	129.81
173.95 - 181.63	64,974	3.33	178.39	45,579	178.39
181.64 - 195.34	116,375	6.33	184.86	—	—
195.35 - 247.56	15,765	5.69	230.24	3,777	227.23
247.57 - 277.95	112,934	5.33	250.43	15,367	250.43
277.96- 306.22	68,705	4.33	305.46	33,875	305.46
306.23 - 315.88	790	6.84	306.98	—	—
315.89 - 324.77	2,264	4.60	324.77	1,133	324.77
Total	559,001	4.01	191.29	276,191	157.07
We expect to satisfy the exercise of stock options by issuing shares under the 2006 Incentive Plan. All future awards of stock options and restricted stock units will be issued from the 2006 Incentive Plan. At December 31, 2020, 2,682,494 shares were available for future issuance.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	847,972	$236.54
Granted	460,671	199.51
Vested	(261,302)	209.30
Forfeited	(52,292)	225.66
Nonvested at December 31, 2020	995,049	227.12
The following table summarizes information regarding stock option and restricted stock unit activity during 2020, 2019 and 2018:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Total intrinsic value of stock options exercised	$25,380	$23,088	$40,681
Total grant date fair value of stock options vested	5,868	5,735	5,823
Total intrinsic value of restricted stock vested	55,782	56,101	63,917
Total grant date fair value of restricted stock vested	47,237	35,191	28,813
5.    Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and our investments in qualified affordable housing projects.
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of December 31, 2020 and December 31, 2019:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
December 31, 2020:
Assets:
Cash and cash equivalents	$14,859	$—	$—
Non-marketable and other equity securities (1)	422,049	858,617	858,617
Accrued interest receivable and other assets	937	—	—
Total assets	$437,845	$858,617	$858,617
Liabilities:
Other liabilities (1)	1,410	370,208	—
Total liabilities	$1,410	$370,208	$—
December 31, 2019:
Assets:
Cash and cash equivalents	$7,629	$—	$—
Non-marketable and other equity securities (1)	270,057	689,360	689,360
Accrued interest receivable and other assets	1,117	—	—
Total assets	$278,803	$689,360	$689,360
Liabilities:
Other liabilities (1)	2,854	302,031	—
Total liabilities	$2,854	$302,031	$—

(1)Included in our unconsolidated non-marketable and other equity securities portfolio at December 31, 2020 and December 31, 2019 are investments in qualified affordable housing projects of $616.2 million and $458.5 million, respectively, and related other liabilities consisting of unfunded commitments of $370.2 million and $302.0 million, respectively.

Non-marketable and other equity securities
Our non-marketable and other equity securities portfolio primarily represents investments in venture capital and private equity funds, SPD-SVB, debt funds, private and public portfolio companies, including public equity securities held as a result of equity warrant assets exercised and investments in qualified affordable housing projects. A majority of these investments are investments held by SVB Financial in third-party funds in which we do not have controlling or significant variable interests. These investments represent our unconsolidated VIEs in the table above. Our non-marketable and other equity securities portfolio also includes investments from SVB Capital. SVB Capital is the funds management business of SVB Financial Group, which focuses primarily on venture capital investments. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. We have a controlling and significant variable interest in three of these SVB Capital funds and consolidate these funds for financial reporting purposes.
All investments are generally non-redeemable and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreement. Subject to applicable regulatory requirements, including the Volcker Rule, we also make commitments to invest in venture capital and private equity funds. For additional details, see Note 21—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments.”
The Bank also has variable interests in low income housing tax credit funds, in connection with fulfilling its responsibilities under the Community Reinvestment Act ("CRA"), that are designed to generate a return primarily through the realization of federal tax credits. These investments are typically limited partnerships in which the general partner, other than the Bank, holds the power over significant activities of the VIE; therefore, these investments are not consolidated. For additional information on our investments in qualified affordable housing projects see Note 8—“Investment Securities."
As of December 31, 2020, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $436.4 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $858.6 million.

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
The tables below provide information on the required reserve balances at the Federal Reserve, as well as shares held at the FHLB and FRB for the years ended and as of December 31, 2020 and 2019:

	Year ended December 31,
(Dollars in thousands)	2020	2019
Average required reserve balances at FRB San Francisco	$82,461	$315,784

	December 31,
(Dollars in thousands)	2020	2019
FHLB stock holdings	$17,250	$17,250
FRB stock holdings	43,982	43,008
7.     Cash and Cash Equivalents
The following table details our cash and cash equivalents at December 31, 2020 and December 31, 2019:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Cash and due from banks (1)	$17,447,916	$6,492,443
Securities purchased under agreements to resell (2)	226,847	289,340
Total cash and cash equivalents	$17,674,763	$6,781,783

(1)At December 31, 2020 and 2019, $13.7 billion and $3.7 billion, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $3.0 billion and $2.1 billion, respectively.
(2)At December 31, 2020 and 2019, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $232 million and $295 million, respectively. None of these securities were sold or repledged as of December 31, 2020 and 2019.

Additional information regarding our securities purchased under agreements to resell for 2020 and 2019 are as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019
Average securities purchased under agreements to resell	$149,385	$166,205
Maximum amount outstanding at any month-end during the year	450,164	613,247

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
Available-for-Sale Securities
The major components of our AFS investment securities portfolio at 2020 and 2019 are as follows:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$4,197,858	$271,977	$(107)	$4,469,728
U.S. agency debentures	233,727	4,165	(585)	237,307
Foreign government debt securities	24,491	1	—	24,492
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	13,271,482	232,850	(651)	13,503,681
Agency-issued collateralized mortgage obligations—fixed rate	8,076,832	40,010	(10,278)	8,106,564
Agency-issued commercial mortgage-backed securities	4,440,506	133,527	(3,367)	4,570,666
Total available-for-sale securities	$30,244,896	$682,530	$(14,988)	$30,912,438

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$6,815,874	$82,267	$(4,131)	$6,894,010
U.S. agency debentures	100,000	—	(453)	99,547
Foreign government debt securities	9,037	1	—	9,038
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	4,109,372	39,438	(19)	4,148,791
Agency-issued collateralized mortgage obligations—fixed rate	1,520,414	17,929	—	1,538,343
Agency-issued commercial mortgage-backed securities	1,339,651	1,078	(15,539)	1,325,190
Total available-for-sale securities	$13,894,348	$140,713	$(20,142)	$14,014,919
The following table summarizes sale activity of available-for-sale securities as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Sales proceeds	$2,654,212	$2,189,087	$474,482
Net realized gains and losses:
Gross realized gains	61,165	1,250	127
Gross realized losses	—	(5,155)	(867)
Net realized losses	$61,165	$(3,905)	$(740)

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables summarize our AFS securities in an unrealized loss position for which an allowance for credit losses has not been recorded and summarized into categories of less than 12 months, or 12 months or longer as of December 31, 2020 and 2019:

	December 31, 2020
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. Treasury securities	$59,929	$(107)	$—	$—	$59,929	$(107)
U.S. agency debentures	133,143	(585)	—	—	133,143	(585)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	903,767	(651)	—	—	903,767	(651)
Agency-issued collateralized mortgage obligations—fixed rate	2,199,207	(10,278)	—	—	2,199,207	(10,278)
Agency-issued commercial mortgage-backed securities	989,389	(3,367)	—	—	989,389	(3,367)
Total available-for-sale securities (1)	$4,285,435	$(14,988)	$—	$—	$4,285,435	$(14,988)

(1)As of December 31, 2020, we identified a total of 93 investments that were in unrealized loss positions with no investments in unrealized loss positions for a period of time greater than 12 months. Based on our analysis of the securities in an unrealized loss position as of December 31, 2020, the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase and therefore changes in value for securities are included in other comprehensive income. Market valuations and credit loss analyses on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. As of December 31, 2020, we do not intend to sell any of our securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our amortized cost basis. None of the investments in our AFS securities portfolio were past due as of December 31, 2020.

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
The following table summarizes the fixed income securities, carried at fair value, classified as AFS as of December 31, 2020 by the remaining contractual principal maturities. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2020
(Dollars in thousands)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$4,469,728	$10,092	$3,532,784	$926,852	$—
U.S. agency debentures	237,307	—	—	237,307	—
Foreign government debt securities	24,492	24,492	—	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage-backed securities	13,503,681	—	—	—	13,503,681
Agency-issued collateralized mortgage obligations—fixed rate	8,106,564	—	—	—	8,106,564
Agency -issued commercial mortgage-backed securities	4,570,666	—	—	1,502,572	3,068,094
Total	$30,912,438	$34,584	$3,532,784	$2,666,731	$24,678,339
Held-to-Maturity Securities
The components of our HTM investment securities portfolio at December 31, 2020 and 2019 are as follows:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses (2)
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$402,265	$18,961	$—	$421,226	$—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	7,739,763	240,121	(2,211)	7,977,673	—
Agency-issued collateralized mortgage obligations—fixed rate	1,735,451	23,227	(296)	1,758,382	—
Agency-issued collateralized mortgage obligations—variable rate	136,913	317	—	137,230	—
Agency-issued commercial mortgage-backed securities	2,942,959	123,846	—	3,066,805	—
Municipal bonds and notes	3,635,194	220,866	(505)	3,855,555	392
Total held-to-maturity securities	$16,592,545	$627,338	$(3,012)	$17,216,871	$392

(1)    Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.
(2) Refer to Note 2—“Summary of Significant Accounting Policies” for more information on our credit loss methodology.

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
Allowance for Credit Losses for HTM Securities
The following table summarizes the activity relating to our allowance for credit losses for HTM securities for 2020:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year ended December 31, 2020:	Beginning Balance December 31, 2019	Day One Impact of Adopting ASC 326	Provision for HTM Securities	Ending Balance December 31, 2020
(Dollars in thousands)
Municipal bonds and notes	$—	$174	$218	$392
Total allowance for credit losses	$—	$174	$218	$392
Credit Quality Indicators
On a quarterly basis, management monitors the credit quality for HTM securities through the use of standard credit ratings. The following table summarizes our amortized cost of HTM securities aggregated by credit quality indicator at December 31, 2020:

(Dollars in thousands)	December 31, 2020
Municipal bonds and notes:
Aaa	$2,070,311
Aa1	1,144,500
Aa2	420,383
Total	$3,635,194

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as HTM as of December 31, 2020. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	December 31, 2020
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency debentures	$402,265	$421,226	$4,675	$4,705	$148,478	$153,756	$249,112	$262,765	$—	$—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	7,739,763	7,977,673	4,762	4,951	20,389	21,150	540,731	559,727	7,173,881	7,391,845
Agency-issued collateralized mortgage obligations - fixed rate	1,735,451	1,758,382	—	—	5,952	6,073	494,532	505,156	1,234,967	1,247,153
Agency-issued collateralized mortgage obligations - variable rate	136,913	137,230	—	—	—	—	—	—	136,913	137,230
Agency-issued commercial mortgage-backed securities	2,942,959	3,066,805	—	—	—	—	102,359	119,922	2,840,600	2,946,883
Municipal bonds and notes	3,635,194	3,855,555	46,292	46,641	144,347	150,940	669,281	721,554	2,775,274	2,936,420
Total	$16,592,545	$17,216,871	$55,729	$56,297	$319,166	$331,919	$2,056,015	$2,169,124	$14,161,635	$14,659,531

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Non-marketable and Other Equity Securities
The major components of our non-marketable and other equity securities portfolio at December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$88,937	$87,180
Unconsolidated venture capital and private equity fund investments (2)	184,886	178,217
Other investments without a readily determinable fair value (3)	60,975	55,255
Other equity securities in public companies (fair value accounting) (4)	280,804	59,200
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	362,192	215,367
Debt funds	5,444	7,271
Other investments	202,809	152,863
Investments in qualified affordable housing projects, net (6)	616,188	458,476
Total non-marketable and other equity securities	$1,802,235	$1,213,829

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2020 and 2019 (fair value accounting):

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$4,850	12.6%	$5,729	12.6%
Capital Preferred Return Fund, LP	49,574	20.0	45,341	20.0
Growth Partners, LP	34,513	33.0	35,976	33.0
CP I, LP	—	—	134	10.7
Total consolidated venture capital and private equity fund investments	$88,937		$87,180

(2)The carrying value represents investments in 162 and 205 funds (primarily venture capital funds) at December 31, 2020 and December 31, 2019, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. We carry our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the investments. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example September 30th for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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
The following table shows the carrying amount of other investments without a readily determinable fair value at December 31, 2020, and the amounts recognized in earnings for the year ended December 31, 2020 and on a cumulative basis:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands)	Year ended December 31, 2020	Cumulative Adjustments
Measurement alternative:
Carrying value at December 31, 2020	$60,975
Carrying value adjustments:
Impairment	$(487)	$(947)
Upward changes for observable prices	3,479	4,216
Downward changes for observable prices	(2,799)	(3,898)
(4)Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets, direct equity investments in public companies held by our consolidated funds, and exchange traded funds held by SVB Leerink. Changes in equity securities measured at fair value are recognized through net income.
(5)The following table shows the carrying value and our ownership percentage of each investment at December 31, 2020 and 2019 (equity method accounting):

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$3,705	8.6%	$3,612	8.6%
Strategic Investors Fund III, LP	16,110	5.9	15,668	5.9
Strategic Investors Fund IV, LP	25,169	5.0	27,064	5.0
Strategic Investors Fund V funds	67,052	Various	46,830	Various
CP II, LP (i)	7,887	5.1	5,907	5.1
Other venture capital and private equity fund investments	242,269	Various	116,286	Various
Total venture capital and private equity fund investments	$362,192		$215,367
Debt funds:
Gold Hill Capital 2008, LP (ii)	$3,941	15.5%	$5,525	15.5%
Other debt funds	1,503	Various	1,746	Various
Total debt funds	$5,444		$7,271
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$115,232	50.0%	$74,190	50.0%
Other investments	87,577	Various	78,673	Various
Total other investments	$202,809		$152,863

(i)Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.
(ii)Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(6)The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of "other liabilities" on our consolidated balance sheets at December 31, 2020 and 2019:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Investments in qualified affordable housing projects, net	$616,188	$458,476
Other liabilities	370,208	302,031

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents other information relating to our investments in qualified affordable housing projects for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Tax credits and other tax benefits recognized	$56,969	$35,037	$24,047
Amortization expense included in provision for income taxes (i)	43,875	28,267	18,876

(i)All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.
The following table presents the net gains and losses on non-marketable and other equity securities in 2020, 2019 and 2018 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Net gains (losses) on non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	$32,439	$22,507	$20,999
Unconsolidated venture capital and private equity fund investments	59,909	31,482	39,075
Other investments without a readily determinable fair value	253	2,742	3,206
Other equity securities in public companies (fair value accounting)	104,865	7,772	(25,483)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	161,828	73,813	49,341
Debt funds	(403)	1,647	541
Other investments	696	(1,388)	1,155
Total net gains on non-marketable and other equity securities	$359,587	$138,575	$88,834
Less: realized net gains (losses) on sales of non-marketable and other equity securities	23,344	4,744	(26,097)
Net gains on non-marketable and other equity securities still held	$336,243	$133,831	$114,931
9.     Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments
We serve a variety of commercial clients in the technology, life science/healthcare, private equity/venture capital and premium wine industries. Our technology clients generally tend to be in the industries of hardware (such as semiconductors, communications, data, storage and electronics), software/internet (such as infrastructure software, applications, software services, digital content and advertising technology) and energy and resource innovation ("ERI"). Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Loans to our technology, life science/healthcare and ERI clients are reported under the Investor Dependent, Cash Flow Dependent and Balance Sheet Dependent risk-based segments below. Loans made to private equity/venture capital firm clients typically enable them to fund investments prior to their receipt of funds from capital calls and are reported under the Global Fund Banking (previously Private Equity/Venture Capital) portfolio segment below. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality. In addition to commercial loans, we make consumer loans through SVB Private Bank and provide real estate secured loans to eligible employees through our EHOP.
We also provide community development loans made as part of our responsibilities under the CRA. These loans are included within “construction loans” below and are primarily secured by real estate. Additionally, beginning in April 2020, we accepted applications under the PPP administered by the SBA under the CARES Act and originated loans to qualified small businesses. Disbursement of PPP funds under the CARES Act expired on August 8, 2020, however, on December 27, 2020, the Economic Aid Act was enacted, and allows borrowers to apply for PPP loans up to March 31, 2021, as well as allowing for certain PPP borrowers to apply for second draw loans.
CECL Adoption
On January 1, 2020, we adopted the new credit loss guidance, CECL, and all related amendments. Our loan portfolio was pooled into six portfolio segments that share similar risk characteristics and represent the level at which we developed our

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
systematic methodology to determine our allowance for credit losses. Further, our portfolio segments were disaggregated and grouped into ten classes of financing receivable that represent the level at which we monitor and assess credit risk, which we refer to as "risk-based segments". As such, our funded loans and credit quality disclosures below are primarily presented at the risk-based segment level of disaggregation. As of December 31, 2020, we have six portfolio segments and eleven risk-based segments reflective of the funding of SBA loans under the PPP. The comparative information below has been reclassified to conform to current period presentations. However, the financial results continue to be reported under the accounting standards in effect for those periods. Certain prior period credit quality disclosures related to impaired loans and our individually and collectively evaluated loan portfolio have been superseded with the new CECL guidance but are included below for reference purposes. The superseded tables provided below are not comparative to our credit quality disclosures under the new credit loss guidance for 2020.
The composition of loans at amortized cost basis broken out by risk-based segment at December 31, 2020 and 2019, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2020	2019
Global fund banking	$25,543,198	$17,696,794
Investor dependent:
Early stage	1,485,866	1,624,221
Mid stage	1,564,870	1,047,398
Later stage	1,921,082	1,663,576
Total investor dependent	4,971,818	4,335,195
Cash flow dependent:
Sponsor led buyout	1,989,173	2,185,497
Other	2,945,360	2,238,741
Total cash flow dependent	4,934,533	4,424,238
Private bank (1) (5)	4,901,056	3,492,269
Balance sheet dependent	2,191,023	1,286,153
Premium wine (1) (5)	1,052,643	1,062,264
Other (1) (5)	27,687	867,723
SBA loans	1,559,530	—
Total loans (2) (3) (4)	$45,181,488	$33,164,636
Allowance for credit losses	(447,765)	(304,924)
Net loans	$44,733,723	$32,859,712

(1)As of December 31, 2020, as a result of enhanced portfolio characteristic definitions for our risk-based segments, loans in the amount of $427 million and $53 million that would have been reported in Other under historical definitions, are now being reported in our Private Bank and Premium Wine risk-based segments, respectively.
(2)Total loans at amortized cost is net of unearned income of $226 million and $163 million at December 31, 2020 and 2019, respectively.
(3)Included within our total loan portfolio are credit card loans of $400 million and $395 million at December 31, 2020 and 2019, respectively.
(4)Included within our total loan portfolio are construction loans of $118 million and $183 million at December 31, 2020 and 2019, respectively.
(5)Of our total loans, the table below includes those secured by real estate at amortized cost at December 31, 2020 and 2019 and were comprised of the following:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
(Dollars in thousands)	2020	2019
Real estate secured loans:
Private bank:
Loans for personal residence	$3,392,237	$2,829,880
Loans to eligible employees	481,098	401,396
Home equity lines of credit	42,449	55,461
Other	142,895	38,880
Total private bank loans secured by real estate	$4,058,679	$3,325,617
Premium wine	824,008	820,730
Other	56,882	—
Total real estate secured loans	$4,939,569	$4,146,347
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the credit quality indicators, broken out by risk-based segment, as of December 31, 2020 and 2019:

(Dollars in thousands)	Pass	Criticized	Nonperforming (Nonaccrual)	Total
December 31, 2020
Global fund banking	$25,537,354	$5,833	$11	$25,543,198
Investor dependent:
Early stage	1,288,897	178,629	18,340	1,485,866
Mid stage	1,420,788	140,026	4,056	1,564,870
Later stage	1,744,662	147,763	28,657	1,921,082
Total investor dependent	4,454,347	466,418	51,053	4,971,818
Cash flow dependent:
Sponsor led buyout	1,795,972	153,205	39,996	1,989,173
Other	2,677,371	261,985	6,004	2,945,360
Total cash flow dependent	4,473,343	415,190	46,000	4,934,533
Private bank	4,862,176	32,728	6,152	4,901,056
Balance sheet dependent	2,104,645	86,378	—	2,191,023
Premium wine	910,397	141,248	998	1,052,643
Other	27,594	63	30	27,687
SBA loans	1,455,990	103,540	—	1,559,530
Total loans (1)	$43,825,846	$1,251,398	$104,244	$45,181,488
December 31, 2019
Global fund banking	$17,708,550	$4,247	$—	$17,712,797
Investor dependent
Early stage	1,436,022	206,310	11,093	1,653,425
Mid stage	924,002	125,451	17,330	1,066,783
Later stage	1,490,561	201,819	6,296	1,698,676
Total investor dependent	3,850,585	533,580	34,719	4,418,884
Cash flow dependent
Sponsor led buyout	2,039,847	118,588	44,585	2,203,020
Other	2,141,766	93,400	17,681	2,252,847
Total cash flow dependent	4,181,613	211,988	62,266	4,455,867
Private bank	3,472,138	11,601	5,480	3,489,219
Balance sheet dependent	1,231,961	65,343	—	1,297,304
Premium wine	1,026,973	36,335	204	1,063,512
Other	890,059	62	—	890,121
Total loans (1)	$32,361,879	$863,156	$102,669	$33,327,704

(1)As of December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis in accordance with the previous methodology.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the credit quality indicators, broken out by risk-based segments and vintage year, as of December 31, 2020:

	Term Loans by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Global fund banking:
Risk rating:
Pass	$439,494	$48,297	$68,491	$22,878	$2,389	$5,999	$24,947,428	$2,378	$25,537,354
Criticized	—	—	—	—	—	—	410	5,423	5,833
Nonperforming	3	8	—	—	—	—	—	—	11
Total global fund banking	$439,497	$48,305	$68,491	$22,878	$2,389	$5,999	$24,947,838	$7,801	$25,543,198
Investor dependent:
Early stage:
Risk rating:
Pass	$667,006	$370,189	$120,920	$32,163	$1,234	$405	$96,363	$617	$1,288,897
Criticized	46,889	72,495	26,170	10,204	3,557	334	18,980	—	178,629
Nonperforming	2,438	9,354	5,368	441	—	—	739	—	18,340
Total early stage	$716,333	$452,038	$152,458	$42,808	$4,791	$739	$116,082	$617	$1,485,866
Mid stage:
Risk rating:
Pass	$840,431	$301,905	$145,588	$22,834	$5,086	$1,026	$101,423	$2,495	$1,420,788
Criticized	43,288	48,294	26,023	8,242	—	4,998	9,181	—	140,026
Nonperforming	10	614	218	2,539	—	675	—	—	4,056
Total mid stage	$883,729	$350,813	$171,829	$33,615	$5,086	$6,699	$110,604	$2,495	$1,564,870
Later stage:
Risk rating:
Pass	$905,468	$393,584	$170,128	$37,967	$11	$8,087	$224,432	$4,985	$1,744,662
Criticized	22,286	55,254	30,252	1,142	—	1,547	37,282	—	147,763
Nonperforming	16,691	1,797	3,522	—	—	—	6,647	—	28,657
Total later stage	$944,445	$450,635	$203,902	$39,109	$11	$9,634	$268,361	$4,985	$1,921,082
Total investor dependent	$2,544,507	$1,253,486	$528,189	$115,532	$9,888	$17,072	$495,047	$8,097	$4,971,818
Cash flow dependent:
Sponsor led buyout:
Risk rating:
Pass	$791,480	$451,561	$273,719	$166,820	$36,900	$—	$75,492	$—	$1,795,972
Criticized	500	70,324	39,020	21,607	13,003	—	8,751	—	153,205
Nonperforming	33	11,869	16,068	7,177	—	—	4,849	—	39,996
Total sponsor led buyout	$792,013	$533,754	$328,807	$195,604	$49,903	$—	$89,092	$—	$1,989,173
Other
Risk rating:
Pass	$879,542	$513,242	$179,169	$133,235	$38,808	$101	$933,274	$—	$2,677,371
Criticized	19,246	67,854	33,779	4,477	—	—	136,629	—	261,985
Nonperforming	—	—	4,552	—	—	—	1,452	—	6,004
Total other	$898,788	$581,096	$217,500	$137,712	$38,808	$101	$1,071,355	$—	$2,945,360
Total cash flow dependent	$1,690,801	$1,114,850	$546,307	$333,316	$88,711	$101	$1,160,447	$—	$4,934,533
Private bank:
Risk rating:
Pass	$1,878,184	$1,152,903	$394,351	$352,857	$294,870	$405,909	$382,442	$660	$4,862,176
Criticized	3,480	9,985	4,486	1,202	5,101	7,725	749	—	32,728
Nonperforming	—	563	3,197	—	—	1,679	713	—	6,152
Total private bank	$1,881,664	$1,163,451	$402,034	$354,059	$299,971	$415,313	$383,904	$660	$4,901,056
Balance sheet dependent:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Risk rating:
Pass	$837,613	$190,140	$198,532	$19,213	$—	$—	$857,642	$1,505	$2,104,645
Criticized	55,887	3,733	171	—	—	—	26,587	—	86,378
Nonperforming	—	—	—	—	—	—	—	—	—
Total balance sheet dependent	$893,500	$193,873	$198,703	$19,213	$—	$—	$884,229	$1,505	$2,191,023
Premium wine:
Risk rating:
Pass	$126,476	$193,744	$70,783	$79,088	$114,812	$153,841	$135,461	$36,192	$910,397
Criticized	17,882	24,286	35,737	10,300	13,559	5,766	33,718	—	141,248
Nonperforming	—	—	—	—	998	—	—	—	998
Total Premium wine	$144,358	$218,030	$106,520	$89,388	$129,369	$159,607	$169,179	$36,192	$1,052,643
Other:
Risk rating:
Pass	$—	$16,251	$10,910	$—	$—	$433	$—	$—	$27,594
Criticized	3	—	—	—	—	—	60	—	63
Nonperforming	—	30	—	—	—	—	—	—	30
Total other	$3	$16,281	$10,910	$—	$—	$433	$60	$—	$27,687
SBA loans:
Risk rating:
Pass	$1,455,990	$—	$—	$—	$—	$—	$—	$—	$1,455,990
Criticized	103,540	—	—	—	—	—	—	—	103,540
Nonperforming	—	—	—	—	—	—	—	—	—
Total SBA loans	$1,559,530	$—	$—	$—	$—	$—	$—	$—	$1,559,530
Total loans	$9,153,860	$4,008,276	$1,861,154	$934,386	$530,328	$598,525	$28,040,704	$54,255	$45,181,488
Allowance for Credit Losses: Loans
For the year ending December 31, 2020, the ACL for all segments was impacted primarily by the unemployment rate forecast assumptions, macroeconomic conditions and the forecast volatility related to the economic downturn caused by the COVID-19 pandemic. In addition to the above drivers, the change in the ACL for the global fund banking and private bank portfolio segments was driven by substantial loan growth and the GDP growth rate forecast assumptions.
The economic forecast in Moody’s Analytics December 2020 forecast was utilized in our quantitative model for the ACL as of December 31, 2020. We determined the forecast to be a reasonable view of the outlook for the economy given the available information as of December 31, 2020. To the extent we identified credit risk considerations that were not captured by the Moody's Analytics December 2020 forecast, we addressed the risk through management's qualitative adjustments to our ACL.
The following tables summarize the activity relating to our allowance for credit losses for loans for 2020, 2019 and 2018 broken out by portfolio segment:

Year ended December 31, 2020	Beginning Balance December 31, 2019	Impact of adopting ASC 326	Charge-offs	Recoveries	Provision for (Reduction of) Loans	Foreign Currency Translation Adjustments	Ending Balance December 31, 2020
(Dollars in thousands)
Global fund banking	$107,285	$(69,888)	$—	$—	$8,367	$(180)	$45,584
Investor dependent:
Early stage	26,245	39,911	(35,305)	10,821	45,825	(823)	86,674
Growth stage	56,125	31,713	(53,338)	14,042	79,145	(1,004)	126,683
Total investor dependent	82,370	71,624	(88,643)	24,863	124,970	(1,827)	213,357
Cash flow and balance sheet dependent	80,820	(1,269)	(11,187)	2,846	53,369	(330)	124,249
Private bank	21,551	12,615	(1,616)	30	21,329	(280)	53,629
Premium wine and other	12,898	12,382	(1,458)	1,279	(20,719)	4,654	9,036
SBA loans	—	—	—	—	1,910	—	1,910
Total allowance for credit losses	$304,924	$25,464	$(102,904)	$29,018	$189,226	$2,037	$447,765

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year ended December 31, 2019	Beginning Balance December 31, 2018	Charge-offs	Recoveries	Provision for (Reduction of) Loans	Foreign Currency Translation Adjustments	Ending Balance December 31, 2019
(Dollars in thousands)
Global fund banking	$93,781	$(2,047)	$2,047	$13,534	$(30)	$107,285
Investor dependent:
Early stage	25,885	(31,568)	9,088	22,462	378	26,245
Growth stage	46,216	(53,255)	4,945	58,337	(118)	56,125
Total investor dependent	72,101	(84,823)	14,033	80,799	260	82,370
Cash flow and balance sheet dependent	87,735	(3,118)	4,683	(9,093)	613	80,820
Private Bank	20,583	(1,031)	255	1,865	(121)	21,551
Premium wine and other	6,703	(1,584)	20	7,078	681	12,898
Total allowance for credit losses	$280,903	$(92,603)	$21,038	$94,183	$1,403	$304,924

Year ended December 31, 2018:	Beginning Balance December 31, 2017	Charge-offs	Recoveries	Provision for Loans	Foreign Currency Translation Adjustments	Ending Balance December 31, 2018
(Dollars in thousands)
Global fund banking	$82,468	$(112)	$—	$11,698	$(273)	$93,781
Investor dependent:
Early stage	22,742	(32,495)	6,154	29,788	(304)	25,885
Growth stage	38,280	(16,727)	2,873	22,332	(542)	46,216
Total investor dependent	61,022	(49,222)	9,027	52,120	(846)	72,101
Cash flow and balance sheet dependent	87,620	(16,223)	2,064	15,304	(1,030)	87,735
Private Bank	16,441	(289)	486	3,986	(41)	20,583
Premium wine and other	7,473	(2,071)	59	1,184	58	6,703
Total allowance for credit losses	$255,024	$(67,917)	$11,636	$84,292	$(2,132)	$280,903

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the aging of our loans broken out by risk-based segments as of December 31, 2020 and 2019:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Equal to or Greater Than 90 Days Past Due	Total Past Due	Current	Total	Loans Past Due 90 Days or More Still Accruing Interest
December 31, 2020:
Global fund banking	$27,606	$8	$11	$27,625	$25,515,573	$25,543,198	$—
Investor dependent:
Early stage	6,320	1,840	202	8,362	1,477,504	1,485,866	—
Mid stage	5,984	238	907	7,129	1,557,741	1,564,870	—
Later stage	5,363	—	—	5,363	1,915,719	1,921,082	—
Total investor dependent	17,667	2,078	1,109	20,854	4,950,964	4,971,818	—
Cash flow dependent:
Sponsor led buyout	34	—	—	34	1,989,139	1,989,173	—
Other	6,510	58	—	6,568	2,938,792	2,945,360	—
Total cash flow dependent	6,544	58	—	6,602	4,927,931	4,934,533	—
Private bank	4,292	3,990	—	8,282	4,892,774	4,901,056	—
Balance sheet dependent	987	1,089	—	2,076	2,188,947	2,191,023	—
Premium wine	3,168	—	998	4,166	1,048,477	1,052,643	—
Other	3	28	82	113	27,574	27,687	—
SBA loans	—	—	—	—	1,559,530	1,559,530	—
Total loans (1)	$60,267	$7,251	$2,200	$69,718	$45,111,770	$45,181,488	$—
December 31, 2019:
Global fund banking	$97,739	$383	$3,150	$101,272	$17,611,525	$17,712,797	$3,150
Investor dependent:
Early stage	1,307	22,062	723	24,092	1,629,333	1,653,425	—
Mid stage	10,025	6,999	—	17,024	1,049,759	1,066,783	—
Later stage	8,113	500	10,569	19,182	1,679,494	1,698,676	—
Total investor dependent	19,445	29,561	11,292	60,298	4,358,586	4,418,884	—
Cash flow dependent
Sponsor led buyout	—	—	—	—	2,203,020	2,203,020	—
Other	2,426	3,061	2	5,489	2,247,358	2,252,847	—
Total cash flow dependent	2,426	3,061	2	5,489	4,450,378	4,455,867	—
Private bank	6,582	2,049	1,544	10,175	3,479,044	3,489,219	365
Balance sheet dependent	2,731	—	—	2,731	1,294,573	1,297,304	—
Premium wine	8,435	3,170	—	11,605	1,051,907	1,063,512	—
Other	17	—	—	17	890,104	890,121	—
Total loans (1)	$137,375	$38,224	$15,988	$191,587	$33,136,117	$33,327,704	$3,515

(1)As of December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis in accordance with the previous methodology.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Nonaccrual Loans
The following table summarizes our nonaccrual loans with no allowance for credit loss at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss
Global fund banking	$11	$11	$—	$—
Investor dependent:
Early stage	18,340	3	11,093	460
Mid stage	4,056	3,159	17,330	274
Later stage	28,657	118	6,296	—
Total investor dependent	51,053	3,280	34,719	734
Cash flow dependent:
Sponsor led buyout	39,996	—	44,585	—
Other	6,004	1,138	17,681	2,782
Total cash flow dependent	46,000	1,138	62,266	2,782
Private bank	6,152	2,393	5,480	3,714
Balance sheet dependent	—	—	—	—
Premium wine	998	998	204	—
Other	30	30	—	—
SBA loans	—	—	—	—
Total nonaccrual loans (1)	$104,244	$7,850	$102,669	$7,230

(1)As of December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis in accordance with the previous methodology.

Troubled Debt Restructurings
As of December 31, 2020, we had 17 TDRs with a total carrying value of $61.1 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were no unfunded commitments available for funding to the clients associated with these TDRs as of December 31, 2020.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes our loans modified in TDRs, broken out by risk-based segment, at December 31, 2020 and 2019:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Loans modified in TDRs:
Global fund banking	$—	$—
Investor dependent
Early stage	6,705	9,471
Mid stage	4,050	5,189
Later stage	24,896	23,318
Total investor dependent	35,651	37,978
Cash flow dependent
Sponsor led buyout	21,529	55,443
Other	1,237	—
Total cash flow dependent	22,766	55,443
Private bank	—	2,104
Balance sheet dependent	—	—
Premium wine	2,661	13,457
Other	—	—
SBA loans	—	—
Total loans modified in TDRs (1)	$61,078	$108,982

(1)As of December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis in accordance with the previous methodology.
The following table summarizes the recorded investment in loans modified in TDRs, broken out by risk-based segment, for modifications made during 2020, 2019 and 2018:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Loans modified in TDRs during the period:
Global fund banking	$—	$—	$—
Investor dependent
Early stage	6,112	9,471	660
Mid stage	897	3,445	6,657
Later stage	24,896	16,293	21,051
Total investor dependent	31,905	29,209	28,368
Cash flow dependent
Sponsor led buyout	21,529	48,153	—
Other	1,237	—	12,386
Total cash flow dependent	22,766	48,153	12,386
Private bank	—	1,792	320
Balance sheet dependent	—	—	—
Premium wine	998	11,017	—
Other	—	—	—
SBA loans	—	—	—
Total loans modified in TDRs during the period (1) (2)	$55,669	$90,171	$41,074

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(1)For the year ended December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis in accordance with the previous methodology.
(2)There were $31.1 million, $11.3 million and $4.6 million of partial charge-offs during 2020, 2019 and 2018, respectively.

During 2020, $54.8 million of new TDRs were modified through payment deferrals granted to our clients and $0.9 million were modified through partial forgiveness of principal. During 2019, $86.9 million of new TDRs were modified through payment deferrals granted to our clients and $3.3 million were modified through partial forgiveness of principal. During 2018, all new TDRs of $41.1 million were modified through payment deferrals granted to our clients.
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during 2020, 2019 and 2018:

	December 31,
(Dollars in thousands)	2020	2019	2018
TDRs modified within the previous 12 months that defaulted during the period:
Global fund banking	$—	$—	$—
Investor dependent
Early stage	—	—	—
Mid stage	—	—	—
Later stage	—	10,639	—
Total investor dependent	—	10,639	—
Cash flow dependent
Sponsor led buyout	—	37,294
Other	487	—	—
Total cash flow dependent	487	37,294	—
Private bank	—	—	—
Balance sheet dependent	—	—	—
Premium wine	998	—	—
Other	—	—	—
SBA loans	—	—	—
Total TDRs modified within the previous 12 months that defaulted in the period (1)	$1,485	$47,933	$—

(1)For the year ended December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis in accordance with the previous methodology.

Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for credit losses for loans, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and nonaccrual loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology for TDRs was necessary to determine the allowance for credit losses for loans as of December 31, 2020.
Allowance for Credit Losses: Unfunded Credit Commitments
We maintain a separate allowance for credit losses for unfunded credit commitments that is determined using a methodology that is inherently similar to the methodology used for calculating the allowance for credit losses for loans. At December 31, 2020, our ACL estimates utilized the improved Moody's economic forecasts from December 2020 as mentioned above.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the activity relating to our allowance for credit losses for unfunded credit commitments for 2020, 2019 and 2018:

	December 31,
(Dollars in thousands)	2020	2019	2018
Allowance for credit losses: unfunded credit commitments, beginning balance	$67,656	$55,183	$51,770
Impact of adopting ASC 326	22,826	—	—
Provision for unfunded credit commitments	30,066	12,233	3,578
Foreign currency translation adjustments	248	240	(165)
Allowance for credit losses: unfunded credit commitments, ending balance (1)	$120,796	$67,656	$55,183

(1)The “allowance for credit losses: unfunded credit commitments” is included as a component of “other liabilities” on our consolidated balance sheets. See Note 21—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” for additional disclosures related to our commitments to extend credit.

Credit Quality Disclosures Superseded by Recently Adopted Accounting Standards
The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by our previous portfolio segments and classes of financing receivable for the year ended December 31, 2019:

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes our average impaired loans and interest income recognized on impaired loans, broken out by our previous portfolio segments and classes of financing receivable during 2019 and 2018:

Year ended December 31, (Dollars in thousands)	Average impaired loans		Interest income recognized on impaired loans
	2019	2018	2019	2018
Commercial loans:
Software/internet	$88,628	$112,493	$2,813	$1,513
Hardware	12,500	28,540	464	312
Private equity/venture capital	2,264	1,327	—	—
Life science/healthcare	44,827	30,144	919	756
Premium wine	2,912	2,605	311	68
Other	2,050	171	21	—
Total commercial loans	153,181	175,280	4,528	2,649
Consumer loans:
Real estate secured loans	7,159	4,028	54	15
Other consumer loans	7	358	—	—
Total consumer loans	7,166	4,386	54	15
Total average impaired loans	$160,347	$179,666	$4,582	$2,664
The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of December 31, 2019, broken out by our previous portfolio segments:

	December 31, 2019
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software/internet	$26,613	$95,572	$73,610	$6,103,976
Hardware	1,214	5,458	18,430	1,365,701
Private equity/venture capital	—	—	115,805	17,801,324
Life science/healthcare	16,414	31,612	22,831	2,336,436
Premium wine	204	11,922	4,944	1,076,295
Other	203	2,965	3,150	556,689
Total commercial loans	44,648	147,529	238,770	29,240,421
Total consumer loans	211	5,480	21,295	3,771,206
Total	$44,859	$153,009	$260,065	$33,011,627

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
10.     Premises and Equipment
Premises and equipment at December 31, 2020 and 2019 consisted of the following:

	December 31,
(Dollars in thousands)	2020	2019
Computer software	$296,324	$261,643
Computer hardware	91,870	82,643
Leasehold improvements	124,057	121,907
Furniture and equipment	50,036	46,300
Total	562,287	512,493
Accumulated depreciation and amortization	(386,469)	(350,617)
Premises and equipment, net	$175,818	$161,876
Depreciation and amortization expense for premises and equipment was $52.8 million, $42.0 million and $38.1 million for the years ended 2020, 2019 and 2018, respectively.
11. Leases
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
Total recorded balances for the lease assets and liabilities are as follows:

	December 31,
(Dollars in thousands)	2020	2019
Assets:
Right-of-use assets - operating leases	$209,932	$197,365
Liabilities:
Lease liabilities - operating leases	259,554	218,847
The components of our lease cost and supplemental cash flow information related to leases for the year ended December 31, 2020 and 2019 were as follows:

	December 31,
(Dollars in thousands)	2020	2019
Operating lease cost	$69,249	$41,049
Short-term lease cost	1,404	1,823
Variable lease cost	3,692	3,477
Less: sublease income	(2,265)	(4,492)
Total lease expense, net	$72,080	$41,857
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$50,194	$44,976
Noncash items during the period:
Lease obligations in exchange for obtaining right-of-use assets:
Operating leases	$75,244	$33,167

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The table below presents additional information related to the Company's leases as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Weighted-average remaining term (in years) - operating leases	6.05	6.29
Weighted-average discount rate - operating leases (1)	2.38%	2.92%

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
The following table presents our undiscounted future cash payments for our operating lease liabilities as of December 31, 2020:

Years ended December 31, (Dollars in thousands)	Operating Leases
2021	$51,547
2022	48,847
2023	48,190
2024	42,418
2025	32,080
2026 and thereafter	53,842
Total lease payments	$276,924
Less: imputed interest	(17,370)
Total lease liabilities	$259,554
Lease Exits
The Company periodically reviews its lease portfolio to assess whether leased office space is adequate for its operations. Due to the ongoing impacts of COVID-19 and the continuation of the work-from-home policy, we decided to exit various locations during the three months ended December 31, 2020.
The Company exited from a portion of its corporate headquarters. In relation to this exit, net occupancy expenses were $7.6 million due to the accelerated depreciation of ROU assets and leasehold improvements, as well as additional termination costs. Premises and equipment expenses included $0.6 million related to the accelerated depreciation of furniture and fixtures. Both net occupancy and premises and equipment are included in the noninterest expense section of our consolidated statements of income.
Additionally, the Company decided to exit leases for portions of various office locations and market these spaces for sublease. When a company plans to utilize an ROU asset for less than it was initially intended, ASC 842, Leases, requires an evaluation for impairment and disclosure in accordance with ASC 360-10-45-2, Impairment or Disposal of Long-Lived Assets. Using each location as a standalone asset group, we determined impairment charges are required. Impairment charges that totaled $16.8 million are included in net occupancy expense in the consolidated statements of income and represent the present value of remaining lease obligations on the cease use dates. The related leasehold improvements, furniture and fixtures for these locations were also impaired with a loss recorded to premises and equipment, of $4.4 million, which is included in the noninterest expense section of the consolidated statements of income. This impairment charge represents the historical cost of the asset less any accumulated depreciation.

12.     Goodwill and Other Intangible Assets
Goodwill
Goodwill at December 31, 2020 was $142.7 million, comprised of revenue generating synergies from our acquisition of SVB Leerink in 2019 as well as our acquisition of WRG's debt fund business in December 2020.
The changes in goodwill were as follows for the year ended December 31, 2020 and 2019:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands)	Goodwill
Beginning balance at December 31, 2018	$—
Acquisitions	137,823
Ending balance at December 31, 2019	$137,823
Acquisitions	4,862
Ending balance at December 31, 2020	$142,685
During 2020, we completed our annual goodwill impairment test as of September 30, 2020, as a result, we determined there was no impairment as of December 31, 2020. For more information on our annual impairment policies, see Note 2—“Summary of Significant Accounting Policies."

Other Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$42,000	$7,636	$34,364	$42,000	$3,818	$38,182
Other	36,300	9,229	27,071	18,900	7,665	11,235
Total other intangible assets, net	$78,300	$16,865	$61,435	$60,900	$11,483	$49,417

For the year ended December 31, 2020, we recorded amortization expense of $5.4 million. Assuming no future impairments of other intangible assets or additional acquisitions or dispositions, the following table presents the Company's future expected amortization expense for other intangible assets that will continue to be amortized as of December 31, 2020:

Years ended December 31, (Dollars in thousands)	Other Intangible Assets
2021	$8,217
2022	8,141
2023	8,141
2024	8,141
2025	6,900
2026 and thereafter	21,895
Total future amortization expense	$61,435
13.     Deposits
The following table presents the composition of our deposits at December 31, 2020 and 2019:

	December 31,
(Dollars in thousands)	2020	2019
Noninterest-bearing demand	$66,519,240	$40,841,570
Interest-bearing checking and savings accounts	4,800,831	568,256
Money market	28,406,195	17,749,736
Money market deposits in foreign offices	616,570	352,437
Sweep deposits in foreign offices	950,510	2,057,715
Time	688,461	188,093
Total deposits	$101,981,807	$61,757,807

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The aggregate amount of time deposit accounts individually equal to or greater than $250,000 totaled $682 million and $180 million at December 31, 2020 and 2019, respectively. At December 31, 2020, time deposit accounts individually equal to or greater than $250,000 totaling $682 million were scheduled to mature within one year.
14.     Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at December 31, 2020 and 2019:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at December 31, 2020	December 31, 2020	December 31, 2019
Short-term borrowings:
Other short-term borrowings	(1)	$20,553	$20,553	$17,430
Total short-term borrowings			$20,553	$17,430
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$348,348	$347,987
3.125% Senior Notes	June 5, 2030	500,000	495,280	—
Total long-term debt			$843,628	$347,987

(1)Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.

The aggregate annual maturities of long-term debt obligations as of December 31, 2020 are as follows:

Year ended December 31, (Dollars in thousands)	Amount
2021	$—
2022	—
2023	—
2024	—
2025	348,348
2026 and thereafter	495,280
Total	$843,628
Interest expense related to short-term borrowings and long-term debt was $25.1 million, $35.1 million and $46.6 million in 2020, 2019 and 2018, respectively. The weighted average interest rate associated with our short-term borrowings was 0.80 percent as of December 31, 2020 and 1.55 percent as of December 31, 2019.

3.50% Senior Notes
In January 2015, SVB Financial issued $350 million of 3.50% Senior Notes due in January 2025. We received net proceeds of approximately $346.4 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.50% Senior Notes at December 31, 2020 was $348.3 million, which is reflective of $1.6 million of debt issuance costs and a $0.1 million discount.
3.125% Senior Notes
On June 5, 2020, the Company issued $500.0 million of 3.125% Senior Notes due in June 2030 ("3.125% Senior Notes"). The 3.125% Senior Notes may be redeemed by us, at our option, at any time prior to March 5, 2030, at a redemption price equal to the full aggregate principal amount plus a “make-whole” premium payment. We received net proceeds from this offering of approximately $495.4 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.125% Senior Notes at December 31, 2020 was $495.3 million, which is reflective of $4.3 million of debt issuance costs and a $0.4 million discount.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Short-term Borrowings
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of December 31, 2020, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $6.8 billion, of which $5.8 billion was available to support additional borrowings. As of December 31, 2020, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $0.9 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $1.9 billion at December 31, 2020. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $4.0 billion at December 31, 2020.
On February 2, 2021, the Company issued $500 million of Senior Notes. The notes. Refer to Note 28—“Subsequent Events” for additional information.
15.     Derivative Financial Instruments
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
We assess hedge effectiveness under ASC 815 on a quarterly basis to ensure all hedges remain highly effective to ensure hedge accounting under ASC 815 can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge per ASC 815, any amounts remaining as gain or loss in accumulated other comprehensive income are reclassified into earnings in the line item "loans" as part of interest income, a component of consolidated net income. As of March 31, 2020, all derivatives previously classified as hedges with notional balances totaling $5.0 billion and a net asset fair value of $227.5 million were terminated. As of December 31, 2020, the total unrealized gains on terminated cash flow hedges remaining in AOCI is $179.0 million, or $129.3 million net of tax. The unrealized gains will be reclassified into interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The total remaining term over which the unrealized gains will be reclassified into earnings is approximately four years.
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
Other Derivative Instruments

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Also included in our derivative instruments are equity warrant assets and client forward and option contracts, and client interest rate contracts. For further description of these other derivative instruments, refer to Note 2—“Summary of Significant Accounting Policies.”
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
The total notional or contractual amounts and fair value of our derivative financial instruments at December 31, 2020 and 2019 were as follows:

	December 31, 2020			December 31, 2019
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in thousands)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	$—	$—	$—	$1,915,000	$22,676	$—
Interest rate swaps	—	—	—	3,085,000	—	25,623
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	68,381	306	—	—	—	—
Foreign exchange forwards	566,988	—	20,566	300,250	—	2,154
Other derivative instruments:
Equity warrant assets	253,153	203,438	—	225,893	165,473	—
Client foreign exchange forwards	8,025,973	214,969	—	4,661,517	114,546	—
Client foreign exchange forwards	7,490,723	—	188,565	4,326,059	—	94,745
Client foreign currency options	97,529	1,702	—	154,985	1,308	—
Client foreign currency options	97,522	—	1,702	154,985	—	1,308
Client interest rate derivatives	1,082,265	67,854	—	1,275,190	28,811	—
Client interest rate derivatives (2)	1,250,975	—	26,646	1,372,914	—	14,154
Total derivatives not designated as hedging instruments		488,269	237,479		310,138	112,361
Total derivatives		$488,269	$237,479		$332,814	$137,984

(1)Derivative assets and liabilities are included in "accrued interest receivable and other assets" and "other liabilities", respectively, on our consolidated balance sheets.
(2)The amount reported reflects reductions of approximately $45.4 million and $17.4 million of derivative liabilities at December 31, 2020 and 2019, respectively, reflecting variation margin treated as settlement of the related derivative fair values for legal and accounting purposes as required by central clearing houses.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A summary of our derivative activity and the related impact on our consolidated statements of income for 2020, 2019 and 2018 is as follows:

		Year ended December 31,
(Dollars in thousands)	Statement of income location	2020	2019	2018
Derivatives designated as hedging instruments:
Interest rate risks:
Amounts reclassified from accumulated other comprehensive income into income	Interest income—loans	$49,928	$(5,358)	$—
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on revaluations of internal foreign currency instruments, net	Other noninterest income	$39,247	$1,444	$(373)
(Losses) gains on internal foreign exchange forward contracts, net	Other noninterest income	(39,716)	(1,853)	52
Net losses associated with internal currency risk		$(469)	$(409)	$(321)
Other derivative instruments:
Gains (losses) on revaluations of client foreign currency instruments, net	Other noninterest income	$2,560	$(15,146)	$4,998
(Losses) gains on client foreign exchange forward contracts, net	Other noninterest income	(3,017)	15,900	(4,011)
Net (losses) gains associated with client currency risk		$(457)	$754	$987
Net gains on equity warrant assets	Gains on equity warrant assets, net	$237,428	$138,078	$89,142
Net gains (losses) on other derivatives	Other noninterest income	$28,056	$(1,190)	$(179)
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract. The following table summarizes our assets subject to enforceable master netting arrangements as of December 31, 2020 and 2019:

(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
				Financial Instruments	Cash Collateral Received (1)
December 31, 2020:
Derivative Assets:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign exchange forwards	215,275	—	215,275	(75,983)	(20,550)	118,742
Foreign currency options	1,702	—	1,702	(1,045)	(3)	654
Client interest rate derivatives	67,854	—	67,854	(67,854)	—	—
Total derivative assets:	284,831	—	284,831	(144,882)	(20,553)	119,396
Reverse repurchase, securities borrowing, and similar arrangements	226,847	—	226,847	(226,847)	—	—
Total	$511,678	$—	$511,678	$(371,729)	$(20,553)	$119,396
December 31, 2019:
Derivative Assets:
Interest rate swaps	$22,676	$—	$22,676	$(22,598)	$—	$78
Foreign exchange forwards	114,546	—	114,546	(36,855)	(17,095)	60,596
Foreign currency options	1,308	—	1,308	(848)	(335)	125
Client interest rate derivatives	28,811	—	28,811	(28,811)	—	—
Total derivative assets:	167,341	—	167,341	(89,112)	(17,430)	60,799
Reverse repurchase, securities borrowing, and similar arrangements	289,340	—	289,340	(289,340)	—	—
Total	$456,681	$—	$456,681	$(378,452)	$(17,430)	$60,799

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(1)Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.
The following table summarizes our liabilities subject to enforceable master netting arrangements as of December 31, 2020 and 2019:

(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
				Financial Instruments	Cash Collateral Pledged (1)
December 31, 2020:
Derivative Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign exchange forwards	209,131	—	209,131	(84,547)	(45,367)	79,217
Foreign currency options	1,702	—	1,702	(645)	(8)	1,049
Client interest rate derivatives	26,646	—	26,646	—	(26,100)	546
Total derivative liabilities:	237,479	—	237,479	(85,192)	(71,475)	80,812
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$237,479	$—	$237,479	$(85,192)	$(71,475)	$80,812
December 31, 2019:
Derivative Liabilities:
Interest rate swaps	$25,623	$—	$25,623	$(22,676)	$(2,947)	$—
Foreign exchange forwards	96,899	—	96,899	(33,314)	(22,030)	41,555
Foreign currency options	1,308	—	1,308	(531)	—	777
Client interest rate derivatives	14,154	—	14,154	—	(13,936)	218
Total derivative liabilities:	137,984	—	137,984	(56,521)	(38,913)	42,550
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$137,984	$—	$137,984	$(56,521)	$(38,913)	$42,550

(1)Cash collateral pledged to our counterparties in relation to market value exposures of derivative contracts in a liability position and repurchase agreements are recorded as a component of “cash and cash equivalents" on our consolidated balance sheets.
16.     Noninterest Income
All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. Included below is a summary of noninterest income for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Noninterest income:
Gains on investment securities, net	$420,752	$134,670	$88,094
Gains on equity warrant assets, net	237,428	138,078	89,142
Client investment fees	132,200	182,068	130,360
Foreign exchange fees	178,733	159,262	138,812
Credit card fees	97,737	118,719	94,072
Deposit service charges	90,336	89,200	76,097
Lending related fees	57,533	49,920	41,949
Letters of credit and standby letters of credit fees	46,659	42,669	34,600
Investment banking revenue	413,985	195,177	—
Commissions	66,640	56,346	—
Other	98,145	55,370	51,858
Total noninterest income	$1,840,148	$1,221,479	$744,984

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Gains on investment securities, net
Net gains on investment securities include both gains and losses from our non-marketable and other equity securities, which include public equity securities as a result of exercised equity warrant assets, gains and losses from sales of our AFS debt securities portfolio, when applicable, and carried interest.
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
Gains on investment securities are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our investment-related activities. A summary of gains and losses on investment securities for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Gains on non-marketable and other equity securities, net	$359,587	$138,575	$88,834
Gains (losses) on sales of available-for-sale debt securities, net	61,165	(3,905)	(740)
Total gains on investment securities, net	$420,752	$134,670	$88,094
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Gains on equity warrant assets are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of net gains on equity warrant assets for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Equity warrant assets:
Gains on exercises, net	$179,648	$107,168	$58,186
Terminations	(1,948)	(3,502)	(5,964)
Changes in fair value, net	59,728	34,412	36,920
Total net gains on equity warrant assets	$237,428	$138,078	$89,142
Client investment fees
Client investment fees include fees earned from discretionary investment management services for substantially all clients, managing clients’ portfolios based on their investment policies, strategies and objectives and investment advisory fees. Revenue is recognized on a monthly basis upon completion of our performance obligation and consideration is typically received in the subsequent month. Included in our sweep money market fees are Rule 12(b)-1 fees, revenue sharing and customer transactional-based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period, typically monthly. Transactional based fees are earned and recognized on fixed income securities when the transaction is executed on the clients' behalf. Amounts paid to third-party service providers are predominantly expensed, such that client investment fees are recorded gross of payments made to third parties. A summary of client investment fees by instrument type for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Client investment fees by type:
Sweep money market fees	$74,176	$104,236	$75,654
Asset management fees (1)	42,768	28,665	23,882
Repurchase agreement fees	15,256	49,167	30,824
Total client investment fees (2)	$132,200	$182,068	$130,360

(1)Represents fees earned from investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Represents fees earned on client investment funds which are maintained at third-party financial institutions and are not recorded on our balance sheet.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Forward contract and option premium fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of foreign exchange fee income by instrument type for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Foreign exchange fees by instrument type:
Spot contract commissions	$157,852	$145,915	$127,459
Forward contract commissions	19,849	13,068	10,940
Option premium fees	1,032	279	413
Total foreign exchange fees	$178,733	$159,262	$138,812
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
Annual card service fees are recognized on a straight-line basis over a 12-month period and continue to be accounted for under ASC 310 - Receivables. A summary of credit card fees by instrument type for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Credit card fees by instrument type:
Card interchange fees, net	$75,562	$93,553	$74,381
Merchant service fees	17,732	18,355	14,420
Card service fees	4,443	6,811	5,271
Total credit card fees	$97,737	$118,719	$94,072
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
Lending related fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our lending-related activities. A summary of lending related fees by instrument type for 2020, 2019 and 2018 is as follows:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Lending related fees by instrument type:
Unused commitment fees	$42,399	$34,829	$32,452
Other	15,134	15,091	9,497
Total lending related fees	$57,533	$49,920	$41,949
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
Investment banking revenue
We earn investment banking revenue from clients for providing services related to securities underwriting, private placements and advisory services on strategic matters such as mergers and acquisitions. Underwriting fees are attributable to public and private offerings of equity and debt securities and are recognized at the point in time when the offering has been deemed to be completed by the lead manager of the underwriting group. Once the offering is completed, the performance obligation has been satisfied; we recognize the applicable management fee as well as the underwriting fee, net of consideration payable to customers. Private placement fees are recognized at the point in time when the private placement is completed, which is generally when the client accepts capital from the fund raise. Advisory fees from mergers and acquisitions engagements are generally recognized at the point in time when the related transaction is completed. Expenses are deferred only to the extent they are explicitly reimbursable by the client and the related revenue is recognized at a point in time. All other deal-related expenses are expensed as incurred. We have determined that we act as principal in the majority of these transactions and therefore present expenses gross within other operating expenses.
A summary of investment banking revenue by instrument type for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Investment banking revenue:
Underwriting fees	$352,951	$153,306	$—
Advisory fees	40,006	37,846	—
Private placements and other	21,028	4,025	—
Total investment banking revenue	$413,985	$195,177	$—
Commissions
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
A summary of other noninterest income by instrument type for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Other noninterest income by instrument type:
Fund management fees	$38,960	$32,522	$23,016
Net (losses) gains on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	(926)	345	666
Losses on extinguishment of debt	—	(8,960)	—
Gains from conversion of convertible debt options	30,018	—	—
Other service revenue	30,093	31,463	28,176
Total other noninterest income	$98,145	$55,370	$51,858

(1)Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.

Disaggregation of Revenue from Contracts with Customers
The following tables present our revenues from contracts with customers disaggregated by revenue source and segment for the years ended December 31, 2020, 2019, and 2018:

Year ended December 31, 2020	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
(Dollars in thousands)
Revenue from contracts with customers:
Client investment fees	$129,378	$2,822	$—	$—	$—	$132,200
Spot contract commissions	156,725	544	—	—	583	157,852
Card interchange fees, gross	128,239	23	—	—	1,545	129,807
Merchant service fees	17,732	—	—	—	—	17,732
Deposit service charges	89,565	81	—	—	690	90,336
Investment banking revenue	—	—	—	413,985	—	413,985
Commissions	—	—	—	66,640	—	66,640
Fund management fees	—	—	32,233	6,727	—	38,960
Performance fees	—	—	3,601	—	—	3,601
Correspondent bank rebates	5,729	—	—	—	—	5,729
Total revenue from contracts with customers	$527,368	$3,470	$35,834	$487,352	$2,818	$1,056,842
Revenues outside the scope of ASC 606 (1)	78,365	66	190,120	8,624	506,131	783,306
Total noninterest income	$605,733	$3,536	$225,954	$495,976	$508,949	$1,840,148

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year ended December 31, 2019	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
(Dollars in thousands)
Revenue from contracts with customers:
Client investment fees	$180,152	$1,916	$—	$—	$—	$182,068
Spot contract commissions	144,930	510	—	—	475	145,915
Card interchange fees, gross	154,197	—	—	—	756	154,953
Merchant service fees	18,355	—	—	—	—	18,355
Deposit service charges	88,136	137	—	—	927	89,200
Investment banking revenue	—	—	—	195,177	—	195,177
Commissions	—	—	—	56,346	—	56,346
Fund management fees	—	—	26,850	5,672	—	32,522
Correspondent bank rebates	6,415	—	—	—	—	6,415
Total revenue from contracts with customers	$592,185	$2,563	$26,850	$257,195	$2,158	$880,951
Revenues outside the scope of ASC 606 (1)	45,737	803	95,544	7,321	191,123	340,528
Total noninterest income	$637,922	$3,366	$122,394	$264,516	$193,281	$1,221,479

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Year ended December 31, 2018	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	Other Items	Total
(Dollars in thousands)
Revenue from contracts with customers:
Client investment fees (3)	$128,834	$1,526	$—	$—	$130,360
Spot contract commissions	126,445	691	—	323	127,459
Card interchange fees, gross	134,074	—	—	428	134,502
Merchant service fees	14,415	4	—	1	14,420
Deposit service charges	74,348	108	—	1,641	76,097
Fund management fees	—	—	23,016	—	23,016
Correspondent bank rebates	5,802	—	—	—	5,802
Total revenue from contracts with customers	$483,918	$2,329	$23,016	$2,393	$511,656
Revenues outside the scope of ASC 606 (1)	36,384	(48)	78,165	118,827	233,328
Total noninterest income	$520,302	$2,281	$101,181	$121,220	$744,984

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)Global Commercial Bank’s and SVB Capital’s components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."
(3)For the year ended December 31, 2018, the amount of client investment fees previously reported as "Other Items" has been correctly allocated to the reportable segment "Global Commercial Bank" to properly reflect the source of such revenue. The correction of this immaterial error had no impact on the "Total" amount of client investment fees.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
17.    Other Noninterest Expense
A summary of other noninterest expense for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Lending and other client related processing costs	$29,783	$28,491	$24,237
Correspondent bank fees	15,065	14,503	13,713
Investment banking activities	20,591	13,733	—
Trade order execution costs	11,144	10,813	—
Data processing services	14,910	12,536	10,811
Telephone	8,591	9,861	9,404
Dues and publications	4,251	4,603	4,605
Postage and supplies	2,545	3,198	2,799
Other	83,295	54,841	21,682
Total other noninterest expense	$190,175	$152,579	$87,251
18.     Income Taxes
The components of our provision for income taxes for 2020, 2019 and 2018 were as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Current provision:
Federal	$299,882	$296,400	$249,358
State	140,794	132,357	123,264
Deferred expense (benefit):
Federal	5,296	(1,530)	(11,777)
State	1,615	(1,542)	(9,284)
Income tax expense	$447,587	$425,685	$351,561
Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The reconciliation between the federal statutory income tax rate and our effective income tax rate for 2020, 2019 and 2018, is as follows:

	December 31,
(Dollars in thousands)	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of the federal tax effect	6.8	7.0	7.2
Meals and entertainment	0.1	0.4	0.3
Disallowed officers' compensation	0.2	0.2	0.2
FDIC premiums	0.3	0.2	0.5
Share-based compensation expense on incentive stock options and ESPP	(0.3)	(0.6)	(1.4)
Qualified affordable housing project tax credits	(0.5)	(0.3)	(0.3)
Tax-exempt interest income	(0.8)	(0.6)	(0.6)
Other, net	0.2	(0.1)	(0.4)
Effective income tax rate	27.0%	27.2%	26.5%

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred tax assets and liabilities at December 31, 2020 and 2019, consisted of the following:

	December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$158,161	$103,267
Share-based compensation expense	15,531	14,233
State income taxes	16,640	16,097
Accrued compensation	44,112	22,578
Lease liability	69,714	60,635
Other accruals	10,018	12,383
Net operating loss	7,501	6,386
Goodwill and intangibles	3,165	3,141
Foreign tax credit carryforward	9,028	—
SBA loan fees	6,115	—
Other	8,110	7,923
Deferred tax assets	348,095	246,643
Valuation allowance	(7,094)	(5,919)
Net deferred tax assets after valuation allowance	341,001	240,724

Deferred tax liabilities:
Derivative equity warrant assets	(71,019)	(45,533)
Net unrealized gains on cash flow hedge derivatives	(49,772)	—
Net unrealized gains on AFS debt securities	(185,634)	(33,480)
Non-marketable and other equity securities	(118,712)	(54,239)
Premises and equipment and other intangibles	(23,721)	(16,459)
Right-of-use asset and deferred rent assets	(52,057)	(50,493)
Other	(12,340)	(12,087)
Deferred tax liabilities	(513,255)	(212,291)
Net deferred tax (liabilities) assets	$(172,254)	$28,433
Net Deferred Tax Assets
U.S. federal net operating loss carryforwards totaled $1.9 million and $2.2 million for December 31, 2020 and 2019. Our foreign net operating loss carryforwards totaled $25.3 million and $20.8 million at December 31, 2020 and 2019, respectively. These net operating loss carryforwards expire at various dates beginning in 2022.
Currently, we believe that it is more likely than not that the benefit from the foreign net operating loss carryforwards, which are associated with our Germany and Canada operations, will not be realized in the near term due to uncertainties in the timing of future profitability in the course of business. In recognition of this, our valuation allowance is $7.1 million on the deferred tax assets related to our German and Canadian net operating loss carryforwards as of December 31, 2020. We believe it is more likely than not that the remaining deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. Therefore, no valuation allowance was provided for the remaining deferred tax assets.
We are subject to income tax and non-income based taxes by the U.S. federal tax authorities as well as various state and foreign tax authorities. We have identified the U.S. federal and California state jurisdictions as major tax filings. Our U.S. federal tax returns remain open to full examination for 2017 and subsequent tax years. Our California tax returns remain open to full examination for 2016 and subsequent tax years.
At December 31, 2020, our unrecognized tax benefit was $16.5 million, the recognition of which would reduce our income tax expense by $13.1 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the years ended December 31, 2020, 2019 and 2018.
A summary of changes in our unrecognized tax benefit (including interest and penalties) for December 31, 2020, 2019 and 2018 is as follows:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefit	Interest and Penalties	Total
Balance at December 31, 2017	$11,505	$1,178	$12,683
Additions for tax positions for current year	4,171	—	4,171
Additions for tax positions for prior years	631	823	1,454
Reduction for tax positions for prior years	(1,865)	(243)	(2,108)
Lapse of the applicable statute of limitations	(435)	(86)	(521)
Reduction as a result of settlement	(1,318)	(222)	(1,540)
Balance at December 31, 2018	$12,689	$1,450	$14,139
Additions for tax positions for current year	3,712	—	3,712
Additions for tax positions for prior years	63	826	889
Reduction for tax positions for prior years	(884)	(524)	(1,408)
Lapse of the applicable statute of limitations	(1,826)	(569)	(2,395)
Reduction as a result of settlement	(1,142)	(17)	(1,159)
Balance at December 31, 2019	$12,612	$1,166	$13,778
Additions for tax positions for current year	5,051	—	5,051
Additions for tax positions for prior years	1,765	1,224	2,989
Reduction for tax positions for prior years	(730)	(69)	(799)
Lapse of the applicable statute of limitations	(1,100)	(323)	(1,423)
Reduction as a result of settlement	(1,108)	(219)	(1,327)
Balance at December 31, 2020	$16,490	$1,779	$18,269
19.     Employee Compensation and Benefit Plans
Our employee compensation and benefit plans include: (i) Incentive Compensation Plan; (ii) Direct Drive Incentive Compensation Plan; (iii) Retention Program; (iv) Warrant Incentive Plan; (v) Deferred Compensation Plan; (vi) 401(k) and ESOP; (vii) SVB Leerink Incentive Compensation Plan; (viii) SVB Leerink Retention Award; (ix) EHOP; (x) 2006 Incentive Plan; and (xi) ESPP. The 2006 Incentive Plan and the ESPP are described in Note 4—“Share-Based Compensation.”

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A summary of expenses incurred under certain employee compensation and benefit plans for 2020, 2019 and 2018 is as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Incentive Compensation Plan	$193,004	$143,888	$160,293
Direct Drive Incentive Compensation Plan	37,681	37,315	40,578
Retention Program	—	2,438	1,438
Warrant Incentive Plan	33,921	14,881	9,112
SVBFG 401(k) Plan	29,939	25,687	21,323
SVBFG ESOP	5,807	4,197	6,435
SVB Leerink Incentive Compensation Plan	233,145	106,871	—
SVB Leerink Retention Award	12,991	12,015	—
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
Retention Program
The Retention Program (“RP”) is a long-term incentive plan that allows designated employees to share directly in our investment success. Plan participants were granted an interest in the distributions of gains from certain designated investments made by us during the applicable year. Specifically, participants share in: (i) returns from designated investments made by us, including investments in certain venture capital and private equity funds, debt funds and direct equity investments in companies; (ii) net income realized from the exercise of, and the subsequent sale of shares obtained through the exercise of, warrants held by us; and (iii) other designated amounts as determined by us. Since 2009, no new participants have been added and no new investments have been designated to the plan. The final distributions under this program were made during 2020 and we did not incur any expenses for the year ended December 31, 2020.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Voluntary deferrals under the DC Plan were $5.8 million $6.9 million and $5.5 million in 2020, 2019 and 2018, respectively. The DC Plan overall, had investment gains of $8.5 million, gains of $6.9 million and losses of $1.7 million in 2020, 2019 and 2018, respectively.
401(k) and ESOP
The 401(k) Plan and ESOP, collectively referred to as the “Plan”, is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular U.S. employees are eligible to participate.
Employees participating in the 401(k) Plan are allowed to contribute up to 75 percent of their pre-tax pay as defined in the Plan, up to the maximum annual amount allowable under federal income tax regulations of $19,500 for 2020, $19,000 for 2019, and $18,500 for 2018. We match the employee's contributions dollar-for-dollar, up to five percent of the employee's pre-tax pay as defined in the Plan. Our matching contributions vest immediately. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.
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
SVB Leerink Incentive Compensation Plan
Our SVB Leerink Incentive Compensation Plan is an annual cash incentive plan that rewards performance of SVB Leerink employees based on SVB Leerink's financial results. This plan requires employees who exceed certain compensation levels to defer a portion of their compensation, of which, 25% will be settled in the form of restricted stock units and 75% will be settled in the form of cash. The deferred compensation vests over a period of up to five years.
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
EHOP Program
The EHOP is a benefit plan that provides for the issuance of mortgage loans to eligible employees. Eligible employees may apply for either an adjustable rate mortgage (ARM) or a fixed rate loan for their primary residence. The ARM is a 30 year loan and has an initial fixed interest rate for five, seven or ten years after which a floating rate will be set annually. The fixed rate loan program offers a 15 or 30 years loan and the interest rate is fixed for the life of the loan. Applicants must qualify for a loan through the normal mortgage review and approval process, which is typical of industry standards. The maximum loan amount generally cannot be greater than 85 percent of the lesser of the purchase price or the appraised value. The interest rate on the fixed-rate loan is written at SVB Private Bank client mortgage rates and determined at SVB's discretion. Floating rates applied at the end of the fixed-rate period will be reset annually at 12 month LIBOR plus two and one quarter percent. For additional details, see Note 9—“Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments.''
20.     Related Parties
We have no material related party transactions requiring disclosure. In the ordinary course of business, the Bank may extend credit to related parties, including executive officers, directors, principal shareholders and their related interests. Additionally, we also provide real estate secured loans to eligible employees through our EHOP. For additional details, see Note 19—“Employee Compensation and Benefit Plans.”
21.     Off-Balance Sheet Arrangements, Guarantees and Other Commitments
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Commitments to Extend Credit
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit at December 31, 2020 and 2019, respectively:

	December 31,
(Dollars in thousands)	2020	2019
Loan commitments (1)	$28,975,133	$21,743,359
Commercial and standby letters of credit (2)	3,007,118	2,778,561
Total unfunded credit commitments	$31,982,251	$24,521,920
Allowance for unfunded credit commitments (3)	120,796	67,656

(1)Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.
(2)See below for additional information on our commercial and standby letters of credit.
(3)Our allowance for credit losses for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.

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
The table below summarizes our commercial and standby letters of credit at December 31, 2020. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$2,807,942	$66,641	$2,874,583	$2,874,583
Performance standby letters of credit	108,681	19,488	128,169	128,169
Commercial letters of credit	4,366	—	4,366	4,366
Total	$2,920,989	$86,129	$3,007,118	$3,007,118

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred fees related to financial and performance standby letters of credit were $16.9 million at December 31, 2020 and $17.2 million at December 31, 2019. At December 31, 2020, collateral in the form of cash of $1.7 billion was available to us to reimburse losses, if any, under financial and performance standby letters of credit.
Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which generally makes investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at December 31, 2020:

(Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
CP II, LP (1)	$1,200	$162	5.1%
Capital Preferred Return Fund, LP	12,688	—	20.0
Growth Partners, LP	24,670	1,340	33.0
Strategic Investors Fund, LP	15,300	688	12.6
Strategic Investors Fund II, LP	15,000	1,050	8.6
Strategic Investors Fund III, LP	15,000	1,275	5.9
Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V funds	515	131	Various
Other venture capital and private equity fund investments (equity method accounting)	25,232	5,566	Various
Debt funds (equity method accounting)	58,733	211	Various
Other fund investments (2)	277,301	9,335	Various
Total	$457,878	$22,083

(1)Our ownership includes direct ownership of 1.3 percent and indirect ownership of 3.8 percent through our investment in Strategic Investors Fund II, LP.
(2)Represents commitments to 168 funds (primarily venture capital funds) where our ownership interest is generally less than five of the voting interests of each such fund.
The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at December 31, 2020:

(Dollars in thousands)	Unfunded Commitments
Strategic Investors Fund, LP	$196
Capital Preferred Return Fund, LP	1,516
Growth Partners, LP	2,549
Total	$4,261

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
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2020
Assets
Available-for-sale securities:
U.S. Treasury securities	$4,469,728	$—	$—	$4,469,728
U.S. agency debentures	—	237,307	—	237,307
Foreign government debt securities	24,492	—	—	24,492
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	13,503,681	—	13,503,681
Agency-issued collateralized mortgage obligations—fixed rate	—	8,106,564	—	8,106,564
Agency-issued commercial mortgage-backed securities	—	4,570,666	—	4,570,666
Total available-for-sale securities	4,494,220	26,418,218	—	30,912,438
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	273,823
Other equity securities in public companies	43,344	237,460	—	280,804
Total non-marketable and other equity securities (fair value accounting)	43,344	237,460	—	554,627
Other assets:
Foreign exchange forward and option contracts	—	216,977	—	216,977
Equity warrant assets	—	11,221	192,217	203,438
Client interest rate derivatives	—	67,854	—	67,854
Total assets	$4,537,564	$26,951,730	$192,217	$31,955,334
Liabilities
Foreign exchange forward and option contracts	$—	$210,833	$—	$210,833
Client interest rate derivatives	—	26,646	—	26,646
Total liabilities	$—	$237,479	$—	$237,479

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for 2020, 2019 and 2018, respectively:

(Dollars in thousands)	Beginning Balance	Total Net Gains (Losses) Included in Net Income	Purchases	Sales/Exits	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Year ended December 31, 2020:
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$134	$(30)	$—	$(104)	$—	$—	$—	$—
Other assets:
Equity warrant assets (2)	161,038	228,944	—	(214,933)	19,014	—	(1,846)	192,217
Total assets	$161,172	$228,914	$—	$(215,037)	$19,014	$—	$(1,846)	$192,217
Year ended December 31, 2019:
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$1,079	$12	$—	$(960)	$—	$3	$—	$134
Other assets:
Equity warrant assets (2)	145,199	133,910	575	(130,392)	16,453	—	(4,707)	161,038
Total assets	$146,278	$133,922	$575	$(131,352)	$16,453	$3	$(4,707)	$161,172
Year ended December 31, 2018:
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$919	$457	$—	$—	$—	$(297)	$—	$1,079
Other assets:
Equity warrant assets (2)	121,331	87,982	—	(78,752)	17,941	—	(3,303)	145,199
Total assets	$122,250	$88,439	$—	$(78,752)	$17,941	$(297)	$(3,303)	$146,278

(1)Realized and unrealized gains (losses) are recorded in the line item “Gains on investment securities, net,” a component of noninterest income.
(2)Realized and unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net,” a component of noninterest income.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at December 31, 2020 and 2019, respectively:

	Year ended December 31,
(Dollars in thousands)	2020	2019
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (1)	$—	$(222)
Other assets:
Equity warrant assets (2)	54,417	34,691
Total unrealized gains, net	$54,417	$34,469
Unrealized losses attributable to noncontrolling interests (1)	$—	$(199)

(1)Unrealized gains are recorded in the line item “Gains on investment securities, net,” a component of noninterest income.
(2)Unrealized gains are recorded in the line item “Gains on equity warrant assets, net,” a component of noninterest income.
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at December 31, 2020 and 2019. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input Rage	Weighted Average
December 31, 2020:
Equity warrant assets (public portfolio)	$1,036	Black-Scholes option pricing model	Volatility	46.0% - 56.8%	49.1%
			Risk-Free interest rate	0.3 - 0.9	0.6
			Sales restrictions discount (2)	10.0- 20.0	10.2
Equity warrant assets (private portfolio)	191,181	Black-Scholes option pricing model	Volatility	24.4 - 56.8	43.2
			Risk-Free interest rate	0.01 - 0.5	0.1
			Marketability discount (3)	20.6	20.6
			Remaining life assumption (4)	40.0	40.0
December 31, 2019:
Venture capital and private equity fund investments (fair value accounting)	$134	Private company equity pricing	(1)	(1)	(1)
Equity warrant assets (public portfolio)	346	Black-Scholes option pricing model	Volatility	39.2% - 54.8%	50.7%
			Risk-Free interest rate	1.9	1.9
			Sales restrictions discount (2)	10.0 - 20.0	13.6
Equity warrant assets (private portfolio)	160,692	Black-Scholes option pricing model	Volatility	23.6- 54.8	38.2
			Risk-Free interest rate	0.5 - 1.9	1.6
			Marketability discount (3)	17.5	17.5
			Remaining life assumption (4)	45.0	45.0

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
(4)We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on terminations and exercises. At December 31, 2020, the weighted average contractual remaining term was 6.0 years, compared to our estimated remaining life of 2.4 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.
During 2020, 2019 and 2018, we did not have any transfers between Level 3 and Level 1. All other transfers from Level 3 to Level 2 during 2020, 2019 and 2018 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial Instruments not Carried at Fair Value
FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at December 31, 2020 and 2019:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
December 31, 2020:
Financial assets:
Cash and cash equivalents	$17,674,763	$17,674,763	$17,674,763	$—	$—
Held-to-maturity securities	16,592,153	17,216,871	—	17,216,871	—
Non-marketable securities not measured at net asset value	240,761	240,761	—	—	240,761
Non-marketable securities measured at net asset value	390,658	390,658	—	—	—
Net commercial loans	39,886,296	40,412,490	—	—	40,412,490
Net consumer loans	4,847,427	4,911,451	—	—	4,911,451
FHLB and Federal Reserve Bank stock	61,232	61,232	—	—	61,232
Financial liabilities:
Short-term borrowings	20,553	20,553	—	20,553	—
Non-maturity deposits (1)	101,293,346	101,293,346	101,293,346	—	—
Time deposits	688,461	501,853	—	501,853	—
3.50% Senior Notes	348,348	382,855	—	382,855	—
3.125% Senior Notes	495,280	563,840	—	563,840	—
Off-balance sheet financial assets:
Commitments to extend credit	—	36,672	—	—	36,672
December 31, 2019:
Financial assets:
Cash and cash equivalents	$6,781,783	$6,781,783	$6,781,783	$—	$—
Held-to-maturity securities	13,842,946	14,115,272	—	14,115,272	—
Non-marketable securities not measured at net asset value	195,405	195,405	—	—	195,405
Non-marketable securities measured at net asset value	235,351	235,351	—	—	—
Net commercial loans	29,104,532	29,615,176	—	—	29,615,176
Net consumer loans	3,755,180	3,820,804	—	—	3,820,804
FHLB and Federal Reserve Bank stock	60,258	60,258	—	—	60,258
Financial liabilities:
Short-term borrowings	17,430	17,430	—	17,430	—
Non-maturity deposits (1)	61,569,714	61,569,714	61,569,714	—	—
Time deposits	188,093	187,980	—	187,980	—
3.50% Senior Notes	347,987	366,856	—	366,856	—
Off-balance sheet financial assets:
Commitments to extend credit	—	27,197	—	—	27,197

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of December 31, 2020:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$273,823	$273,823	$12,709
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	362,192	362,192	10,509
Debt funds (2)	5,444	5,444	211
Other investments (2)	23,023	23,023	886
Total	$664,482	$664,482	$24,315

(1)Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds (consolidated VIEs) and investments in venture capital and private equity fund investments (unconsolidated VIEs). Collectively, these investments in venture capital and private equity funds are primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $66.2 million and $3.1 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.
(2)Venture capital and private equity fund investments, debt funds and other fund investments within non-marketable securities (equity method accounting) include funds that invest in or lend money to primarily U.S. and global technology and life science/healthcare companies. It is estimated that we will receive distributions from the funds over the next 5 to 8 years, depending on the age of the funds and any potential extensions of the terms of the funds.

23.     Regulatory Matters
SVB Financial and the Bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the DFPI. The Federal Deposit Insurance Corporation Improvement Act of 1991 required that the federal regulatory agencies adopt regulations defining five capital categories for banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
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
There are three categories of capital under the Basel III standards; CET 1, additional Tier 1 and Tier 2. CET 1 includes common stock plus related surplus and retained earnings, less certain deductions. Additional Tier 1 capital includes qualifying preferred stock and trust preferred securities, less certain deductions. Additional Tier 1, together with CET 1, equal total Tier 1 capital. Tier 2 capital includes primarily certain qualifying unsecured subordinated debt and qualifying allowances for loan and lease losses. Tier 1 capital together with Tier 2 capital equal total capital.
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
As of December 31, 2020, both SVB Financial and the Bank exceed the required ratios under the Capital Rules and were considered “well-capitalized” for regulatory purposes under existing capital guidelines as well. The following table presents the capital ratios for the Company and the Bank under federal regulatory guidelines, compared to the minimum regulatory capital requirements, as of December 31, 2020 and 2019:

	Capital Ratios			Capital Amounts
(Dollars in thousands)	Actual	Required Minimum (1)	Well Capitalized Minimum	Actual	Required Minimum (1)	Well Capitalized Minimum
December 31, 2020:
CET 1 risk-based capital:
SVB Financial	11.04%	7.0%	N/A	$7,138,006	$4,527,647	N/A
Bank	10.70	7.0	6.5	6,530,167	4,271,642	$3,966,525
Tier 1 risk-based capital:
SVB Financial	11.89	8.5	6.0	7,691,936	5,497,857	3,880,840
Bank	10.70	8.5	8.0	6,530,167	5,186,994	4,881,877
Total risk-based capital:
SVB Financial	12.64	10.5	10.0	8,175,430	6,791,470	6,468,066
Bank	11.49	10.5	10.0	7,013,630	6,407,463	6,102,346
Tier 1 leverage:
SVB Financial	7.45	4.0	N/A	7,691,936	4,128,596	N/A
Bank	6.43	4.0	5.0	6,530,167	4,060,180	5,075,225
December 31, 2019:
CET 1 risk-based capital:
SVB Financial	12.58%	7.0%	N/A	$5,857,744	$3,260,424	N/A
Bank	11.12	7.0	6.5	4,949,393	3,115,151	$2,892,640
Tier 1 risk-based capital:
SVB Financial	13.43	8.5	6.0	6,257,442	3,959,086	2,794,649
Bank	11.12	8.5	8.0	4,949,393	3,782,683	3,560,172
Total risk-based capital:
SVB Financial	14.23	10.5	10.0	6,630,022	4,890,636	4,657,748
Bank	11.96	10.5	10.0	5,321,850	4,672,726	4,450,215
Tier 1 leverage:
SVB Financial	9.06	4.0	N/A	6,257,442	2,763,146	N/A
Bank	7.30	4.0	5.0	4,949,393	2,713,367	3,391,709

N/A     "Well-Capitalized Minimum" CET 1 risk-based capital and Tier 1 leverage ratios are not formally defined under applicable banking regulations for bank holding companies.
(1)     The percentages represent the minimum capital ratios plus, the fully phased-in 2.5% CET1 capital conservation buffer under the Capital Rules.

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
•SVB Private Bank is the private banking and wealth management division of the Bank and provides a broad array of personal financial solutions for its clients, which are primarily executive leaders and senior investment professionals in the innovation economy. We offer a customized approach to private wealth management and private banking services including residential real property lending, stock secured loans and other lending products alongside a full suite of cash management and deposit products and online/remote banking and service capabilities. In addition, we provide real estate secured loans to eligible employees through our EHOP.
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
The summary financial results of our operating segments are presented along with a reconciliation to our consolidated results.
Our segment information for 2020, 2019 and 2018 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	SVB Leerink (1)	Other Items (2)	Total
Year ended December 31, 2020
Net interest income	$2,025,240	$77,490	$30	$578	$52,946	$2,156,284
Provision for credit losses	(165,987)	(21,329)	—	—	(32,194)	(219,510)
Noninterest income	605,733	3,536	225,954	495,976	508,949	1,840,148
Noninterest expense (3)	(1,019,995)	(46,099)	(50,589)	(378,970)	(539,388)	(2,035,041)
Income (loss) before income tax expense (4)	$1,444,991	$13,598	$175,395	$117,584	$(9,687)	$1,741,881
Total average loans, amortized cost	$31,218,037	$4,195,804	$—	$—	$1,852,135	$37,265,976
Total average assets (5) (6)	75,034,226	4,229,818	437,132	556,778	5,533,705	85,791,659
Total average deposits	72,127,148	2,171,556	—	—	716,726	75,015,430
Year ended December 31, 2019
Net interest income	$1,850,391	$51,022	$38	$1,252	$193,898	$2,096,601
Provision for credit losses	(91,814)	(2,369)	—	—	(12,233)	(106,416)
Noninterest income	637,922	3,366	122,394	264,516	193,281	1,221,479
Noninterest expense (3)	(874,854)	(40,151)	(30,798)	(252,678)	(402,781)	(1,601,262)
Income (loss) before income tax expense (4)	$1,521,645	$11,868	$91,634	$13,090	$(27,835)	$1,610,402
Total average loans, amortized cost	$26,031,284	$3,341,188	$—	$—	$543,735	$29,916,207
Total average assets (5) (6)	56,043,321	3,371,052	405,152	397,650	2,994,455	63,211,630
Total average deposits	53,053,665	1,524,232	—	—	479,053	55,056,950
Year ended December 31, 2018
Net interest income	$1,623,488	$64,902	$23	$—	$205,575	$1,893,988
Provision for credit losses	(80,953)	(3,339)	—	—	(3,578)	(87,870)
Noninterest income (7)	520,302	2,281	101,181	—	121,220	744,984
Noninterest expense (3)	(793,159)	(25,064)	(22,792)	—	(347,178)	(1,188,193)
Income (loss) before income tax expense (4)	$1,269,678	$38,780	$78,412	$—	$(23,961)	$1,362,909
Total average loans, amortized cost	$22,354,305	$2,850,271	$—	$—	$425,944	$25,630,520
Total average assets (5) (8)	48,854,416	2,871,743	380,543	—	3,122,358	55,229,060
Total average deposits	46,039,570	1,502,308	—	—	533,466	48,075,344

(1)Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within "Other Items."
(2)The "Other Items" column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income consists primarily of interest earned from our fixed income investment portfolio, net of FTP. Noninterest income consists primarily of gains or losses on equity warrant assets, gains or losses on the sale of AFS securities and gains or losses on equity securities from exercised warrant assets. Noninterest expense consists primarily of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses.
(3)The Global Commercial Bank segment includes direct depreciation and amortization of $25.3 million, $20.4 million and $21.8 million for 2020, 2019 and 2018, respectively.

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
(6)Included in the total average assets for SVB Leerink is goodwill of $137.8 million for both the years ended December 31, 2020 and 2019.
(7)For the year ended December 31, 2018, amounts of client investment fees included in the line item "Noninterest Income" previously reported as "Other Items" have been correctly allocated to our reportable segment "Global Commercial Bank" to properly reflect the source of such revenue. The correction of this immaterial error had no impact on the "Total" amount of noninterest income.
(8)For the year ended December 31, 2018, amounts for average assets previously reported as "Other Items" have been correctly allocated to the reportable segments "Global Commercial Bank" and “SVB Private Bank” to properly reflect the greater of total average assets or the sum of total average liabilities and total average stockholders’ equity for “Global Commercial Bank” and “SVB Private Bank.” The correction of this immaterial error had no impact on the "Total" amount of average assets.
25.     Parent Company Only Condensed Financial Information
The condensed balance sheets of SVB Financial at December 31, 2020 and 2019, and the related condensed statements of income, comprehensive income and cash flows for 2020, 2019 and 2018, are presented below:
Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2020	2019
Assets:
Cash and cash equivalents	$670,738	$800,926
Investment securities	666,860	474,842
Loans, amortized cost	682	15,245
Lease right-of-use assets	99,363	71,847
Other assets	260,331	214,167
Investment in subsidiaries:
Bank subsidiary	7,068,964	5,034,095
Nonbank subsidiaries	666,997	432,073
Total assets	$9,433,935	$7,043,195

Liabilities and SVBFG stockholders’ equity:
3.125% Senior Notes	$495,280	$—
3.50% Senior Notes	348,348	347,987
Lease liabilities	134,607	87,999
Other liabilities	236,000	136,903
Total liabilities	$1,214,235	$572,889
SVBFG stockholders’ equity	8,219,700	6,470,306
Total liabilities and SVBFG stockholders’ equity	$9,433,935	$7,043,195

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Interest income	$2,849	$4,473	$3,307
Interest expense	(21,565)	(31,666)	(32,037)
Dividend income from bank subsidiary	50,000	733,000	140,000
Gains on equity warrant assets, net	226,942	138,078	89,142
Gains on investment securities, net	157,594	45,345	13,546
Fund management fees and other noninterest income	62,046	21,567	26,388
General and administrative expenses	(120,863)	(94,712)	(70,976)
Income tax expense	(145,790)	(40,218)	(14,383)
Income before net income of subsidiaries	211,213	775,867	154,987
Equity in undistributed net income of bank subsidiary	776,243	303,618	793,641
Equity in undistributed net income of nonbank subsidiaries	220,912	57,371	25,212
Net income before preferred stock dividend	$1,208,368	$1,136,856	$973,840
Preferred stock dividends	(17,151)	—	—
Net income available to common stockholders	$1,191,217	$1,136,856	$973,840

Condensed Statements of Comprehensive Income

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income before preferred stock dividend	$1,208,368	$1,136,856	$973,840
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	11,846	2,319	(4,107)
Changes in unrealized holding gains and losses on AFS securities	70	2,310	120
Changes in fair value on bank cash flow hedges, net of reclassification adjustments in bank net income	131,403	(2,130)	—
Equity in other comprehensive income (loss) of bank and nonbank subsidiaries	394,753	136,066	(19,171)
Reclassifications to retained earnings for the adoption of new accounting guidance	—	—	(29,490)
Other comprehensive income (loss), net of tax	538,072	138,565	(52,648)
Total comprehensive income	$1,746,440	$1,275,421	$921,192

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income before preferred stock dividend	$1,208,368	$1,136,856	$973,840
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on equity warrant assets, net	(226,942)	(138,078)	(89,142)
Gains on investment securities, net	(157,594)	(45,345)	(13,546)
Gains on derivatives, net	(30,018)	—	—
Distributions of earnings from investment securities	65,237	49,776	47,596
Net income of bank subsidiary	(826,243)	(1,036,618)	(933,641)
Net income on nonbank subsidiaries	(220,912)	(57,371)	(25,212)
Cash dividends from bank subsidiary	50,000	733,000	140,000
Amortization of share-based compensation	83,986	66,815	45,675
Decrease in other assets	17,189	27,205	51,169
Increase in other liabilities	98,209	21,391	21,619
Other, net	13,206	8,084	(31,024)
Net cash provided by operating activities	74,486	765,715	187,334

Cash flows from investing activities:
Net decrease in investment securities from purchases, sales and maturities	122,823	128,635	73,742
Net decrease (increase) in loans	14,563	(15,245)	—
Increase in investment in bank subsidiary	(68,630)	(42,952)	(31,292)
Capital infusion in bank subsidiary	(700,000)	—	—
Decrease (increase) in investment in nonbank subsidiaries	4,271	23,275	(5,323)
Business acquisitions	(26,700)	(265,601)	—
Net cash (used for) provided by investing activities	(653,673)	(171,888)	37,127

Cash flows from financing activities:
Principal payments of long-term debt	—	(358,395)	—
Proceeds from issuance of 3.125% Senior Notes	495,024	—	—
Proceeds from issuance of common stock, ESPP and ESOP	31,146	24,818	18,387
Net proceeds from the issuance of preferred stock	—	340,138	—
Payment of preferred stock dividends	(17,151)	—	—
Common stock repurchase	(60,020)	(352,511)	(147,123)
Net cash provided by (used for) financing activities	448,999	(345,950)	(128,736)
Net (decrease) increase in cash and cash equivalents	(130,188)	247,877	95,725
Cash and cash equivalents at beginning of period	800,926	553,049	457,324
Cash and cash equivalents at end of period	$670,738	$800,926	$553,049

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
26.     Unaudited Quarterly Financial Data
Our supplemental consolidated financial information for each three month period in 2020 and 2019 are as follows:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
2020:
Interest income	$567,402	$523,523	$543,127	$607,558
Interest expense	43,265	10,596	15,387	16,078
Net interest income	524,137	512,927	527,740	591,480
Provision for (reduction) credit losses	243,480	66,481	(52,018)	(38,433)
Noninterest income	301,934	368,848	547,583	621,783
Noninterest expense	399,585	479,636	491,021	664,799
Income before income tax expense	183,006	335,658	636,320	586,897
Income tax expense	49,357	87,869	162,265	148,096
Net income before noncontrolling interests	133,649	247,789	474,055	438,801
Net loss (income) attributable to noncontrolling interests	1,973	(14,260)	(27,748)	(45,891)
Preferred stock dividends	(3,369)	(4,594)	(4,594)	(4,594)
Net income available to common stockholders	$132,253	$228,935	$441,713	$388,316
Earnings per common share—basic	$2.56	$4.44	$8.53	$7.49
Earnings per common share—diluted	2.55	4.42	8.47	7.40
2019:
Interest income	$551,014	$585,767	$583,892	$588,735
Interest expense	38,128	56,364	63,248	55,067
Net interest income	512,886	529,403	520,644	533,668
Provision for credit losses	28,551	23,946	36,536	17,383
Noninterest income	280,376	333,750	294,009	313,344
Noninterest expense	365,664	383,522	391,324	460,752
Income before income tax expense	399,047	455,685	386,793	368,877
Income tax expense	107,435	119,114	105,075	94,061
Net income before noncontrolling interests	291,612	336,571	281,718	274,816
Net income attributable to noncontrolling interests	(2,880)	(18,584)	(14,437)	(11,960)
Net income available to common stockholders	$288,732	$317,987	$267,281	$262,856
Earnings per common share—basic	$5.49	$6.12	$5.19	$5.10
Earnings per common share—diluted	5.44	6.08	5.15	5.06
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
28.    Subsequent Events
Merger Agreement
On January 4, 2021, the Company entered into a merger agreement with Boston Private (NASDAQ: BPFH) for total consideration of approximately $900 million, based on SIVB's closing price as of December 31, 2020. The merger consideration consists of $2.10 in cash and 0.0228 shares of SIVB common stock for each share of Boston Private common stock. Due to the fixed exchange ratio, the value of the consideration will change based on SIVB's stock price. The merger is expected to close in mid-2021 and is subject to regulatory approval.
Series B Preferred Stock and Senior Notes Offerings
On February 2, 2021, the Company issued depositary shares representing a 1/100th ownership interest in 750,000 shares of Series B Preferred Stock with $0.001 par value and liquidation preferences of $100,000 per share, or $1,000 per depositary share. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.10 percent from the original issue date to, but excluding, February 15, 2031 and (ii) for the February 15, 2031 dividend date and during each subsequent ten year period, the ten-year treasury rate (calculated three business days prior to each reset date as the five day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for ten-year maturities) plus 3.064 percent.
Concurrently with the offering of the Series B Preferred Stock, SVB Financial issued $500 million of 1.800% Senior Notes due February 2031, with interest payments starting August 2, 2021, and payable every February 2nd and August 2nd. The notes will be senior unsecured obligations of SVB Financial Group and will rank equally with all of our other unsecured and unsubordinated indebtedness.
For both the Series B Preferred Stock and Senior Notes, we intend to use the net proceeds for general corporate purposes, which may include working capital, capital investments and expenditures, supporting capital ratios at the Bank and capitalizing other operating subsidiaries allowing continued support for Bank clients.
Potential Fraudulent Client Activity
The Company recently became aware of potentially fraudulent activity conducted by a client of the Bank in connection with a loan transaction funded in early February 2021. We are currently investigating this incident to determine our potential credit exposure, which is currently estimated to be up to $70 million, net of tax, relating to a Global Fund Banking capital call line of credit. Additionally, we are working with the appropriate law enforcement authorities in connection with this matter and intend to pursue all available sources of recovery and other measures to mitigate the potential loss.

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
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020.
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
As of December 31, 2020, the Company carried out an assessment, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company's internal control over financial reporting, management used the framework established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2020, the Company's internal control over financial reporting was effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included in "Consolidated Financial Statements and Supplementary Data" under Part II, Item 8 of this report under the heading “Report of Independent Registered Public Accounting Firm.”
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
ITEM 9B.     OTHER INFORMATION
None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the sections titled “Proposal No. 1-Election of Directors,” “Information on Executive Officers,” “Board Committees,” and “Corporate Governance and Board Matters” contained in the definitive proxy statement for SVB Financial's 2021 Annual Meeting of Stockholders is incorporated herein by reference.
We have a Code of Conduct for the Principal Executive Officer and Senior Financial Officers that applies to all of our directors, executive officers and senior financial officers as well as our U.S. employees. A copy of the Code of Conduct is available on our website at www.svb.com under “About Us-Investor Relations-Corporate Governance,” or can be obtained without charge by any person requesting it. To request a copy of our Code of Conduct, please contact: Corporate Secretary, SVB Financial Group, 3003 Tasman Drive, Santa Clara, California 95054, or by telephone (408) 654-7400.
We intend to disclose any waivers from our Code of Conduct granted to our directors, executive officers and senior financial officers, and any material substantive changes to our Code of Conduct by posting such information on our website. No such waivers or substantive changes were made during fiscal year 2020.
ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the sections titled “Information on Executive Officers,” “Compensation Discussion and Analysis,” “Compensation for Named Executive Officers,” “Compensation for Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the definitive proxy statement for SVB Financial's 2021 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial's 2021 Annual Meeting of Stockholders is incorporated herein by reference.
Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2020 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	559,001	$191.29	3,852,966
Equity compensation plans not approved by stockholders	n/a	n/a	n/a
Total	559,001	$191.29	3,852,966

(1)    Represents options granted under our 2006 Equity Incentive Plan. This number does not include securities to be issued for unvested restricted stock units of 995,049 shares.
(2)    Includes shares available for issuance under our 2006 Equity Incentive Plan and 1,170,472 shares available for issuance under the 1999 Employee Stock Purchase Plan. This amount excludes securities already granted under our 2006 Equity Incentive Plan (as discussed above).
For additional information concerning our equity compensation plans, refer to Note 4—“Share-Based Compensation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters-Board Independence and Leadership” in the definitive proxy statement for SVB Financial's 2021 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial's 2021 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements and Exhibits:

		Page

(1)	Financial Statements. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:

	Report of Independent Registered Public Accounting Firm	98
	Consolidated Balance Sheets as of December 31, 2020 and 2019	101
	Consolidated Statements of Income for the three years ended December 31, 2020	102
	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2020	103
	Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2020	104
	Consolidated Statements of Cash Flows for the three years ended December 31, 2020	105
	Notes to the Consolidated Financial Statements	106

(2)	Financial Statement Schedule. The consolidated financial statements and supplementary data are contained in Part II Item 8. All schedules other than as set forth above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes in Part II Item 8.	98

(3)	Exhibits.	189

ITEM 16.    FORM 10-K SUMMARY
None.
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and between SVB Financial Group and Boston Private Financial Holdings, Inc.	8-K	000-39154	2.1	January 8, 2021
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-15637	3.1	May 9, 2019
3.2	Amended and Restated Bylaws, effective as of February 19, 2019	8-K	000-15637	3.2	February 20, 2019
3.3	Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated December 6, 2019, filed with the Secretary of State of the State of Delaware and effective December 6, 2019	8-A	000-15637	3.2	December 6, 2019
3.4	Certificate of Designations of the Registrant with respect to the Series B Preferred Stock, dated February 1, 2021, filed with the Secretary of State of the State of Delaware and effective February 1, 2021	8-K	000-39154	3.1	February 2, 2021
4.1	Officer’s Certificate dated February 2, 2021, relating to the 1.800% Senior Note due 2031	8-K	000-39154	4.6	February 2, 2021
4.2	Officer's Certificate, dated as of June 5, 2020, relating to the 3.125% Senior Note Due 2030	8-K	000-39154	4.2	June 5, 2020
4.3	Indenture, dated September 20, 2010, by and between SVB Financial and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.4	Officer's Certificate, dated as of January 29, 2015, relating to the 3.50% Senior Note Due 2025	8-K	000-15637	4.2	January 29, 2015
4.5	Deposit Agreement, dated December 9, 2019, among SVB Financial Group and American Stock Transfer and Trust Company, LLC, acting as depositary, and the holders from time to time of the Depositary Receipts described therein	8-K	000-15637	4.2	December 9, 2019
4.6	Form of 3.50% Senior Note due 2025	8-K	000-15637	4.2	January 29, 2015
4.7	Description of Registrant's Securities	10-K	000-15637	4.4	February 28, 2020
*10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3001, 3003 and 3101 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
*10.2	401(k) and Employee Stock Ownership Plan	10-K	000-15637	10.2	February 27, 2014
*10.3	1999 Employee Stock Purchase Plan	10-Q	000-15637	10.1	August 8, 2016
*10.4	Form of Indemnification Agreement	10-Q	000-15637	10.7	November 6, 2009
*10.5	Incentive Compensation Plan	10-Q	000-15637	10.1	August 7, 2018
*10.6	Deferred Compensation Plan	10-K	000-15637	10.7	February 28, 2019
*10.7	Change in Control Severance Plan	8-K	000-15637	10.14	March 15, 2012
*10.8	2006 Equity Incentive Plan					X
*10.9	Offer Letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
*10.10	Offer Letter dated April 25, 2007, for Michael Descheneaux	8-K/A	000-15637	10.32	May 2, 2007
*10.11	Form of Letter Agreement with Michael Descheneaux re: Salary Changes	8-K	000-15637	10.31	May 14, 2009
*10.12	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan+	10-K	000-15637	10.35	February 27, 2014
*10.13	UK Sub-Plan of the 2006 Equity Incentive Plan+	10-Q	000-15637	10.3	May 9, 2014
*10.14	Israeli Sub-Plan of the 2006 Equity Incentive Plan+	10-Q	000-15637	10.5	May 9, 2014
*10.15	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan++	8-K	000-15637	10.3	January 9, 2015
*10.16	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Time-Based Vesting)++	8-K	000-15637	10.4	January 9, 2015
*10.17	Form of Restricted Stock Unit Agreement under 2006 Incentive Plan (Subject to Performance-Based Vesting)++	8-K	000-15637	10.5	January 9, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.18	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan+++					X
*10.19	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan+++					X
*10.20	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Time-Based Vesting)+++					X
*10.21	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Performance-Based Vesting)+++					X
*10.22	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan+++					X
*10.23	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan+++					X
*10.24	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan (Continued Vesting Upon Retirement)+++					X
*10.25	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan (Continued Vesting Upon Retirement)+++					X
*10.26	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Time-Based Vesting) (Continued Vesting Upon Retirement)+++					X
*10.27	Form of Restricted Stock Unit Agreement under 2006 Incentive Plan (Subject to Performance-Based Vesting) (Continued Vesting Upon Retirement)+++					X
*10.28	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan (Continued Vesting Upon Retirement)+++					X
*10.29	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan (Continued Vesting Upon Retirement)+++					X
*10.30	Form of U.K.-Approved Stock Option Agreement++	8-K	000-15637	10.8	January 9, 2015
*10.31	Service Agreement, dated July 14, 2009, between SVB Financial Group UK Limited and Philip Cox	10-K	000-15637	10.47	February 26, 2015
*10.32	Offer Agreement dated April 28, 2017, by and between Daniel Beck and SVB Financial Group	8-K	000-15637	10.1	May 12, 2017
*10.33	Letter Agreement dated May 11, 2017, by and between Michael Descheneaux and SVB Financial Group	8-K	000-15637	10.2	May 12, 2017
21.1	Subsidiaries of SVB Financial					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement.
+	Forms applicable to grants made under the 2006 Equity Incentive Plan during 2014.
++	Forms applicable to grants made under the 2006 Equity Incentive Plan beginning in 2015 to 2020.
+++	Forms applicable to grants made under the 2006 Equity Incentive Plan beginning in 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVB Financial Group

/s/ GREG W. BECKER
Greg W. Becker
President and Chief Executive Officer
Dated: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER F. DUNBAR	Chairman of the Board of Directors and Director	March 1, 2021
Roger F. Dunbar

/s/ GREG W. BECKER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
Greg W. Becker

/s/ DANIEL J. BECK	Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Daniel J. Beck

/s/ KAREN HON	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021
Karen Hon

/s/ ERIC A. BENHAMOU	Director	March 1, 2021
Eric A. Benhamou

/s/ JOHN S. CLENDENING	Director	March 1, 2021
John S. Clendening

/s/ RICHARD D. DANIELS	Director	March 1, 2021
Richard D. Daniels

/s/ ALISON DAVIS	Director	March 1, 2021
Alison Davis

/s/ JOEL P. FRIEDMAN	Director	March 1, 2021
Joel P. Friedman

/s/ JEFFREY N. MAGGIONCALDA	Director	March 1, 2021
Jeffrey N. Maggioncalda

/s/ BEVERLY KAY MATTHEWS	Director	March 1, 2021
Beverly Kay Matthews

/s/ MARY J. MILLER	Director	March 1, 2021
Mary J. Miller

/s/ KATE D. MITCHELL	Director	March 1, 2021
Kate D. Mitchell

/s/ JOHN F. ROBINSON	Director	March 1, 2021
John F. Robinson

/s/ GAREN K. STAGLIN	Director	March 1, 2021
Garen K. Staglin