Form 10-Q
period 2021-03-31
SVB FINANCIAL GROUP
filed 2021-05-10
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission File Number: 001-39154
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
At April 30, 2021, 54,315,140 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Glossary of Acronyms that may be used in this Report

ACL — Allowance for Credit Losses
AFS— Available-for-Sale
ASC— Accounting Standards Codification
ASU— Accounting Standards Update
CECL — Current Expected Credit Losses
CET— Common Equity Tier
CMBS— Commercial Mortgage-Backed Securities
CMO— Collateralized Mortgage Obligations
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
IASB— International Accounting Standards Board
IPO— Initial Public Offering
IRS— Internal Revenue Service
IT— Information Technology
LIBOR— London Interbank Offered Rate
M&A— Merger and Acquisition
MBS— Mortgage-Backed Securities
PPP — Paycheck Protection Program
SEC— Securities and Exchange Commission
SPAC - Special Purpose Acquisition Company
SPD-SVB— SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture bank in China)
TDR— Troubled Debt Restructuring
U.K. — United Kingdom
VIE— Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$21,254,859	$17,674,763
Available-for-sale securities, at fair value (cost of $26,159,161 and $30,244,896, respectively)	25,986,471	30,912,438
Held-to-maturity securities, at amortized cost and net of allowance for credit losses of $1,112 and $392 (fair value of $41,186,735 and $17,216,871, respectively)	41,164,620	16,592,153
Non-marketable and other equity securities	1,857,761	1,802,235
Total investment securities	69,008,852	49,306,826
Loans, amortized cost	47,675,166	45,181,488
Allowance for credit losses: loans	(391,751)	(447,765)
Net loans	47,283,415	44,733,723
Premises and equipment, net of accumulated depreciation and amortization	179,674	175,818
Goodwill	142,685	142,685
Other intangible assets, net	59,325	61,435
Lease right-of-use assets	233,696	209,932
Accrued interest receivable and other assets	4,184,114	3,205,825
Total assets	$142,346,620	$115,511,007
Liabilities and total equity:
Liabilities:
Noninterest-bearing demand deposits	$84,439,997	$66,519,240
Interest-bearing deposits	39,710,109	35,462,567
Total deposits	124,150,106	101,981,807
Short-term borrowings	38,434	20,553
Lease liabilities	287,413	259,554
Other liabilities	6,411,705	3,971,974
Long-term debt	1,338,183	843,628
Total liabilities	132,225,841	107,077,516
Commitments and contingencies (Note 14 and Note 17)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 357,500 and 350,000 shares issued and outstanding, respectively	1,079,333	340,138
Common stock, $0.001 par value, 150,000,000 shares authorized; 54,001,797 shares and 51,888,463 shares issued and outstanding, respectively	54	52
Additional paid-in capital	2,590,576	1,585,244
Retained earnings	6,203,969	5,671,749
Accumulated other comprehensive income	20,960	622,517
Total SVBFG stockholders’ equity	9,894,892	8,219,700
Noncontrolling interests	225,887	213,791
Total equity	10,120,779	8,433,491
Total liabilities and total equity	$142,346,620	$115,511,007
See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2021	2020
Interest income:
Loans	$430,422	$382,569
Investment securities:
Taxable	224,162	154,385
Non-taxable	20,897	12,824
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	3,265	17,624
Total interest income	678,746	567,402
Interest expense:
Deposits	10,437	37,398
Borrowings	8,730	5,867
Total interest expense	19,167	43,265
Net interest income	659,579	524,137
Provision for credit losses	18,679	243,480
Net interest income after provision for credit losses	640,900	280,657
Noninterest income:
Gains on investment securities, net	167,078	46,055
Gains on equity warrant assets, net	221,685	13,395
Client investment fees	20,065	43,393
Foreign exchange fees	57,393	47,505
Credit card fees	27,567	28,304
Deposit service charges	25,151	24,589
Lending related fees	15,657	13,125
Letters of credit and standby letters of credit fees	13,051	11,542
Investment banking revenue	142,302	46,867
Commissions	24,439	16,022
Other	29,792	11,137
Total noninterest income	744,180	301,934
Noninterest expense:
Compensation and benefits	445,425	255,586
Professional services	81,343	38,705
Premises and equipment	32,822	26,940
Net occupancy	17,681	18,346
Business development and travel	3,811	14,071
FDIC and state assessments	9,463	5,234
Other	45,456	40,703
Total noninterest expense	636,001	399,585
Income before income tax expense	749,079	183,006
Income tax expense	187,315	49,357
Net income before noncontrolling interests	561,764	133,649
Net income attributable to noncontrolling interests	(24,950)	1,973
Preferred stock dividends	(4,594)	(3,369)
Net income available to common stockholders	$532,220	$132,253
Earnings per common share—basic	$10.20	$2.56
Earnings per common share—diluted	10.03	2.55

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Net income before noncontrolling interests	$561,764	$133,649
Other comprehensive (loss) income, net of tax:
Change in foreign currency cumulative translation gains and losses:
Foreign currency translation losses	(43)	(9,120)
Related tax benefit	13	2,556
Change in unrealized gains and losses on available-for-sale securities:
Unrealized holding (losses) gains	(823,329)	543,881
Related tax benefit (expense)	228,876	(150,746)
Reclassification adjustment for gains included in net income	—	(61,165)
Related tax expense	—	16,953
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	8,710	—
Related tax expense	(2,421)	—
Amortization of unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	(2,851)	(552)
Related tax benefit	793	153
Change in unrealized gains and losses on cash flow hedges:
Unrealized gains	—	231,920
Related tax expense	—	(64,281)
Reclassification adjustment for gains included in net income	(15,657)	(2,089)
Related tax expense	4,352	579
Other comprehensive (loss) income, net of tax	(601,557)	508,089
Comprehensive (loss) income	(39,793)	641,738
Comprehensive (income) loss attributable to noncontrolling interests	(24,950)	1,973
Comprehensive (loss) income attributable to SVBFG	$(64,743)	$643,711
See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)		Shares	Amount
Balance at December 31, 2019	$340,138	51,655,607	$52	$1,470,071	$4,575,601	$84,445	$6,470,307	$150,773	$6,621,080
Cumulative adjustment for the day one adoption of ASC 326 ("CECL"), net of tax	—	—	—	—	(35,049)	—	(35,049)	—	(35,049)
Common stock issued under employee benefit plans, net of restricted stock cancellations	—	66,864	—	(3,031)	—	—	(3,031)	—	(3,031)
Common stock issued under ESOP	—	12,094	—	2,447	—	—	2,447	—	2,447
Net income (loss)	—	—	—	—	135,622	—	135,622	(1,973)	133,649
Capital calls and distributions, net	—	—	—	—	—	—	—	(328)	(328)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	—	348,923	348,923	—	348,923
Amortization of unrealized holding gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	—	(399)	(399)	—	(399)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(6,564)	(6,564)	—	(6,564)
Net change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	166,129	166,129	—	166,129
Share-based compensation, net	—	—	—	19,171	—	—	19,171	—	19,171
Common stock repurchases	—	(244,223)	—	—	(60,020)	—	(60,020)	—	(60,020)
Dividends on preferred stock	—	—	—	—	(3,369)	—	(3,369)	—	(3,369)
Other, net	—	—	—	582	—	—	582	—	582
Balance at March 31, 2020	$340,138	51,490,342	$52	$1,489,240	$4,612,785	$592,534	$7,034,749	$148,472	$7,183,221
Balance at December 31, 2020	$340,138	51,888,463	$52	$1,585,244	$5,671,749	$622,517	$8,219,700	$213,791	$8,433,491
Common stock issued under employee benefit plans, net of restricted stock cancellations	—	107,234	—	(1,421)	—	—	(1,421)	—	(1,421)
Common stock issued under ESOP	—	6,100	—	3,138	—	—	3,138	—	3,138
Issuance of Common Stock	—	2,000,000	2	972,113	—	—	972,115	—	972,115
Issuance of Series B Preferred Stock	739,195	—	—	—	—	—	739,195	—	739,195
Net income	—	—	—	—	536,814	—	536,814	24,950	561,764
Capital calls and distributions, net	—	—	—	—	—	—	—	(12,854)	(12,854)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	—	(594,453)	(594,453)	—	(594,453)
Amortization of unrealized holding gains and losses on securities transferred from AFS to HTM, net of tax	—	—	—	—	—	4,231	4,231	—	4,231
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(30)	(30)	—	(30)
Net change in unrealized gains and losses on cash flow hedges, net of tax	—	—	—	—	—	(11,305)	(11,305)	—	(11,305)
Share-based compensation, net	—	—	—	26,691	—	—	26,691	—	26,691
Dividends on preferred stock	—	—	—	—	(4,594)	—	(4,594)	—	(4,594)
Other, net	—	—	—	4,811	—	—	4,811	—	4,811
Balance at March 31, 2021	$1,079,333	54,001,797	$54	$2,590,576	$6,203,969	$20,960	$9,894,892	$225,887	$10,120,779
  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income before noncontrolling interests	$561,764	$133,649
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18,679	243,480
Changes in fair values of equity warrant assets, net of proceeds from exercises	(29,445)	18,574
Changes in fair values of derivatives, net	13,533	(63,034)
Gains on investment securities, net	(167,078)	(46,055)
Distributions of earnings from non-marketable and other equity securities	21,581	12,346
Depreciation and amortization	30,949	24,824
Amortization of premiums and discounts on investment securities, net	49,161	13,565
Amortization of share-based compensation	26,691	19,171
Amortization of deferred loan fees	(52,903)	(33,016)
Deferred income tax expense (benefit)	57,513	(60,126)
Excess tax benefit from exercise of stock options and vesting of restricted shares	(10,888)	(2,575)
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(40,913)	23,982
Accounts receivable and payable, net	10,462	(45,311)
Income tax receivable and payable, net	92,515	66,581
Accrued compensation	(279,210)	(236,834)
Foreign exchange spot contracts, net	107,418	(12,583)
Proceeds from termination of interest rate swaps	—	180,500
Other, net	(195,907)	(69,013)
Net cash provided by operating activities	213,922	168,125
Cash flows from investing activities:
Purchases of available-for-sale securities	(450,009)	(1,538,553)
Proceeds from sales of available-for-sale securities	—	2,654,212
Proceeds from maturities and paydowns of available-for-sale securities	1,653,915	785,692
Purchases of held-to-maturity securities	(21,685,125)	(358,650)
Proceeds from maturities and paydowns of held-to-maturity securities	1,769,795	646,212
Purchases of non-marketable and other equity securities	(20,626)	(12,177)
Proceeds from sales and distributions of capital of non-marketable and other equity securities	274,435	45,720
Net increase in loans	(2,538,473)	(2,796,409)
Purchases of premises and equipment	(13,851)	(25,088)
Net cash used for investing activities	(21,009,939)	(599,041)
Cash flows from financing activities:
Net increase in deposits	22,168,299	154,150
Net increase in short-term borrowings	17,881	3,120,732
Proceeds from issuance of long-term debt	494,355	—
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(12,854)	(328)
Net proceeds from the issuance of preferred stock	739,195	—
Payment of preferred stock dividend	(4,594)	(3,369)
Common stock repurchases	—	(60,020)
Proceeds from issuance of common stock, ESPP and ESOP, net of restricted stock awards	973,831	(584)
Net cash provided by financing activities	24,376,113	3,210,581
Net increase in cash and cash equivalents	3,580,096	2,779,665
Cash and cash equivalents at beginning of period	17,674,763	6,781,783
Cash and cash equivalents at end of period	$21,254,859	$9,561,448
Supplemental disclosures:
Cash paid during the period for:
Interest	$16,720	$46,145
Income taxes	28,841	31,988
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$(594,453)	$348,923
Transfers from available-for-sale securities to held-to-maturity	2,867,891	—
See accompanying notes to interim consolidated financial statements (unaudited).

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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).
Use of Estimates and Assumptions
The preparation of unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include: 1) measurements of fair value, the valuation of non-marketable and other equity securities and the valuation of equity warrant assets, 2) income taxes, and 3) the adequacy of the allowance for credit losses for loans and for unfunded credit commitments.
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

Reclassifications
Certain prior period amounts primarily related to presentation changes to our table summarizing the activity relating to our allowance for credit losses for loans, have been reclassified to conform to current period presentation.
Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data — Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 of our 2020 Form 10-K.
Adoption of New Accounting Standards
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is part of the FASB’s initiative to reduce cost and complexity related to accounting for income taxes. ASU 2019-12 eliminates certain exceptions to the general principles of ASC 740, Income Taxes, and simplifies income tax accounting in several areas. We adopted the guidance on January 1, 2021, on a modified retrospective basis. The adoption did not have a material impact on our financial position, results of operations, cash flows or disclosures.
2.    Stockholders' Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income (unaudited) for the three months ended March 31, 2021 and 2020:

		Three months ended March 31,
(Dollars in thousands)	Income Statement Location	2021	2020
Reclassification adjustment for gains on available-for-sale securities included in net income	Gains on investment securities, net	$—	$(61,165)
Related tax expense	Income tax expense	—	16,953
Reclassification adjustment for gains on cash flow hedges included in net income	Net interest income	(15,657)	(2,089)
Related tax expense	Income tax expense	4,352	579
Total reclassification adjustment for gains included in net income, net of tax		$(11,305)	$(45,722)
The table below summarizes the activity relating to net gains and losses on our cash flow hedges included in accumulated other comprehensive income for the three months ended March 31, 2021 and 2020. Refer to Note 10 — “Derivative Financial Instruments” for additional information regarding the termination of our cash flow hedges during the quarter ended March 31, 2020. Over the next 12 months, we expect that approximately $62.5 million in accumulated other comprehensive income ("AOCI") at March 31, 2021, related to unrealized gains will be reclassified out of AOCI and recognized in net income.

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Balance, beginning of period, net of tax	$129,273	$(2,130)
Net increase in fair value, net of tax	—	167,639
Net realized gain reclassified to net income, net of tax	(11,305)	(1,510)
Balance, end of period, net of tax	$117,968	$163,999

EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable for stock options and restricted stock unit awards outstanding under our 2006 Equity Incentive Plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars and shares in thousands, except per share amounts)	2021	2020
Numerator:
Net income available to common stockholders	$532,220	$132,253
Denominator:
Weighted average common shares outstanding—basic	52,180	51,565
Weighted average effect of dilutive securities:
Stock options and ESPP	294	217
Restricted stock units and awards	602	162
Weighted average common shares outstanding—diluted	53,076	51,944
Earnings per common share:
Basic	$10.20	$2.56
Diluted	10.03	2.55

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation due to the antidilutive effect for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Shares in thousands)	2021	2020
Stock options	—	206
Restricted stock units	18	119
Total	18	325
Common Stock
On March 22, 2021, to support the continued growth of our balance sheet, we issued and sold 2,000,000 shares of common stock at a price of $500.00 per share. We received net proceeds of $972.1 million after deducting underwriting discounts and commissions.
On April 14, 2021, the Company issued and sold additional shares of common stock. Refer to Note 19—“Subsequent Events” for additional information.
Preferred Stock
On December 9, 2019, the Company issued 5.25% Non-Cumulative Perpetual Series A Preferred Stock (''Series A Preferred Stock''). The public offering consists of 14,000,000 depositary shares, each representing a 1/40th ownership interest in a shares of the Series A preferred stock with $0.001 par value and liquidation preference of $1,000 per share, or $25 per depositary share. The Series A Preferred Stock is redeemable at the Company’s option, subject to all applicable regulatory approvals, on or after February 15, 2025.

On February 2, 2021, the Company issued 4.10% Non-Cumulative Perpetual Series B Preferred Stock (''Series B Preferred Stock''). The public offering consists of 750,000 depositary shares, each representing a 1/100th ownership interest in shares of Series B Preferred Stock with $0.001 par value and liquidation preferences of $100,000 per share, or $1,000 per depositary share. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.10 percent from the original issue date to, but excluding, February 15, 2031 and (ii) for the February 15, 2031 dividend date and during each subsequent ten year period, the ten-year treasury rate (calculated three business days prior to each reset date as the five day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for ten-year maturities) plus 3.064 percent.
As of March 31, 2021, there were 350,000 shares issued and outstanding of Series A Preferred Stock and 7,500 shares issued and outstanding of Series B Preferred Stock, which had a carrying value of $340.1 million and $739.2 million, respectively, and liquidation preferences of $350.0 million and $750.0 million, respectively.
The following table summarizes our preferred stock at March 31, 2021:

Series	Description	Amount outstanding (in millions)	Carrying value (in millions)	Shares issued and outstanding	Par Value	Ownership interest per depositary share	Liquidation preference per depositary share	2021 dividends paid per depositary share
Series A	5.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	$350	$340.1	350,000	$0.001	1/40th	$25	$0.33
Series B	4.100% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	750	739.2	7,500	0.001	1/100th	1,000	—
3.    Share-Based Compensation
For the three months ended March 31, 2021 and 2020, we recorded share-based compensation and related tax benefits as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Share-based compensation expense	$26,691	$19,171
Income tax benefit related to share-based compensation expense	(6,278)	(4,440)
Unrecognized Compensation Expense
As of March 31, 2021, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Weighted Average Expected Recognition Period - in Years
Stock options	$12,059	2.26
Restricted stock units and awards	127,759	2.65
Total unrecognized share-based compensation expense	$139,818

Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2020	559,001	$191.29
Exercised	(83,516)	136.14
Forfeited	(604)	254.35
Outstanding at March 31, 2021	474,881	200.91	4.17	$139,021,519
Vested and expected to vest at March 31, 2021	457,920	200.35	4.12	134,311,416
Exercisable at March 31, 2021	193,079	166.23	2.58	63,219,304
The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $493.66 as of March 31, 2021. The total intrinsic value of options exercised during the three months ended March 31, 2021 was $28.7 million, compared to $8.3 million for the comparable 2020 period.
The table below provides information for restricted stock units and awards under the 2006 Equity Incentive Plan for the three months ended March 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	995,049	$227.12
Granted	57,323	499.90
Vested	(73,716)	256.76
Forfeited	(17,579)	263.28
Nonvested at March 31, 2021	961,077	240.46
4.    Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and qualified affordable housing projects.
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
March 31, 2021:
Assets:
Cash and cash equivalents	$11,392	$—	$—
Non-marketable and other equity securities (1)	450,537	867,187	867,187
Accrued interest receivable and other assets	13,094	—	—
Total assets	$475,023	$867,187	$867,187
Liabilities:
Other liabilities (1)	11,041	372,516	—
Total liabilities	$11,041	$372,516	$—
December 31, 2020:
Assets:
Cash and cash equivalents	$14,859	$—	$—
Non-marketable and other equity securities (1)	422,049	858,617	858,617
Accrued interest receivable and other assets	937	—	—
Total assets	$437,845	$858,617	$858,617
Liabilities:
Other liabilities (1)	1,410	370,208	—
Total liabilities	$1,410	$370,208	$—

(1)    Included in our unconsolidated non-marketable and other equity securities portfolio at March 31, 2021 and December 31, 2020 are investments in qualified affordable housing projects of $617.0 million and $616.2 million, respectively, and related other liabilities consisting of unfunded commitments of $372.5 million and $370.2 million, respectively.

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
All investments are generally nonredeemable, and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreement. Subject to applicable regulatory requirements, including the Volcker Rule, we also make commitments to invest in venture capital and private equity funds. For additional details, see Note 14 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments.”
The Bank also has variable interests in low income housing tax credit funds, in connection with fulfilling its responsibilities under the Community Reinvestment Act ("CRA"), that are designed to generate a return primarily through the realization of federal tax credits. These investments are typically limited partnerships in which the general partner, other than the Bank, holds the power over significant activities of the VIE; therefore, these investments are not consolidated. For additional information on our investments in qualified affordable housing projects, see Note 6 — “Investment Securities."
As of March 31, 2021, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $464.0 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $867.2 million.

5.    Cash and Cash Equivalents
The following table details our cash and cash equivalents at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Cash and due from banks (1)	$20,966,421	$17,447,916
Securities purchased under agreements to resell (2)	288,438	226,847
Total cash and cash equivalents	$21,254,859	$17,674,763

(1)At March 31, 2021 and December 31, 2020, $16.6 billion and $13.7 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $3.4 billion and $3.0 billion, respectively.
(2)At March 31, 2021 and December 31, 2020, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $294.5 million and $232.2 million, respectively. None of these securities were sold or repledged as of March 31, 2021 and December 31, 2020.
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
Available-for-Sale Securities
The major components of our available-for-sale investment securities portfolio at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$4,244,175	$195,444	$(1,223)	$4,438,396
U.S. agency debentures	230,375	1,155	(5,435)	226,095
Foreign government debt securities	23,454	—	(4)	23,450
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	12,663,089	85,210	(233,388)	12,514,911
Agency-issued collateralized mortgage obligations—fixed rate	7,471,566	19,567	(234,507)	7,256,626
Agency-issued commercial mortgage-backed securities	1,526,502	24,283	(23,792)	1,526,993
Total available-for-sale securities	$26,159,161	$325,659	$(498,349)	$25,986,471

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$4,197,858	$271,977	$(107)	$4,469,728
U.S. agency debentures	233,727	4,165	(585)	237,307
Foreign government debt securities	24,491	1	—	24,492
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	13,271,482	232,850	(651)	13,503,681
Agency-issued collateralized mortgage obligations—fixed rate	8,076,832	40,010	(10,278)	8,106,564
Agency-issued commercial mortgage-backed securities	4,440,506	133,527	(3,367)	4,570,666
Total available-for-sale securities	$30,244,896	$682,530	$(14,988)	$30,912,438
The following table summarizes sale activity of available-for-sale securities during the three months ended March 31, 2021 and 2020 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Sales proceeds	$—	$2,654,212
Net realized gains and losses:
Gross realized gains	—	61,165
Gross realized losses	—	—
Net realized gains	$—	$61,165
The following tables summarize our available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded and summarized into categories of less than 12 months, or 12 months or longer, as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. Treasury securities	$301,607	$(1,223)	$—	$—	$301,607	$(1,223)
U.S. agency debentures	128,228	(5,435)	—	—	128,228	(5,435)
Foreign government debt securities	23,450	(4)	—	—	23,450	(4)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	9,608,598	(233,388)	—	—	9,608,598	(233,388)
Agency-issued collateralized mortgage obligations—fixed rate	5,248,844	(234,507)	—	—	5,248,844	(234,507)
Agency-issued commercial mortgage-backed securities	751,263	(23,792)	—	—	751,263	(23,792)
Total available-for-sale securities (1)	$16,061,990	$(498,349)	$—	$—	$16,061,990	$(498,349)

(1)As of March 31, 2021, we identified a total of 400 investments that were in unrealized loss positions with no investments in an unrealized loss position for a period of time greater than 12 months. Based on our analysis of the securities in an unrealized loss position as of March 31, 2021, the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase and therefore changes in value for securities are included in other comprehensive income. Market valuations and credit loss analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis. As of March 31, 2021, we do not intend to sell any of our securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our amortized cost basis. None of the investments in our available-for-sale securities portfolio were past due as of March 31, 2021.

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

(1)As of December 31, 2020, we identified a total of 93 investments that were in unrealized loss positions, of which no investments are in an unrealized loss position for a period of time greater than 12 months. None of the investments in our available-for-sale securities portfolio were past due as of December 31, 2020.

The following table summarizes the fixed income securities, carried at fair value, classified as available-for-sale as of March 31, 2021 by the remaining contractual principal maturities. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	March 31, 2021
(Dollars in thousands)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$4,438,396	$40,481	$3,844,128	$553,787	$—
U.S. agency debentures	226,095	—	—	226,095	—
Foreign government debt securities	23,450	23,450	—	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	12,514,911	—	—	—	12,514,911
Agency-issued collateralized mortgage obligations—fixed rate	7,256,626	—	—	—	7,256,626
Agency-issued commercial mortgage-backed securities	1,526,993	—	—	1,526,993	—
Total	$25,986,471	$63,931	$3,844,128	$2,306,875	$19,771,537
Held-to-Maturity Securities
During the first quarter of 2021, we re-designated certain securities from the classification of “available-for-sale” to “held-to-maturity." The securities re-designated consisted of agency-issued commercial mortgage-backed securities with a total carrying value of $2.9 billion at March 31, 2021. At the time of re-designation the securities included $8.7 million of pretax unrealized gains in other comprehensive income and are being amortized over the life of the securities in a manner consistent with the amortization of a premium or discount. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding. Held-to-maturity securities are carried on the balance sheet at amortized cost and the changes in the value of these securities, other than an allowance for credit losses, are not reported on the financial statements.
The components of our held-to-maturity investment securities portfolio at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$404,571	$11,618	$—	$416,189	$—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	23,525,681	184,691	(296,061)	23,414,311	—
Agency-issued collateralized mortgage obligations —fixed rate	2,425,024	23,807	(5,593)	2,443,238	—
Agency-issued collateralized mortgage obligations—variable rate	128,370	667	—	129,037	—
Agency-issued commercial mortgage-backed securities	10,075,165	81,135	(85,801)	10,070,499	—
Municipal bonds and notes	4,555,237	150,919	(43,935)	4,662,221	531
Corporate bonds	51,684	—	(444)	51,240	581
Total held-to-maturity securities	$41,165,732	$452,837	$(431,834)	$41,186,735	$1,112

(1)    Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses
Held-to-maturity securities, at amortized cost:
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

Allowance for Credit Losses for HTM Securities
The following table summarizes the activity relating to our allowance for credit losses for HTM securities for the three months ended March 31, 2021 and 2020:

Three months ended March 31, 2021	Beginning Balance December 31, 2020	Provision for Credit Losses	Ending Balance March 31, 2021
(Dollars in thousands)
Municipal bonds and notes	$392	$139	$531
Corporate bonds	—	581	581
Total allowance for credit losses	$392	$720	$1,112

Three months ended March 31, 2020	Beginning Balance December 31, 2019	Day One Impact of Adopting ASC 326	Provision for Credit Losses	Ending Balance March 31, 2020
(Dollars in thousands)
Municipal bonds and notes	$—	$174	$56	$230
Total allowance for credit losses	$—	$174	$56	$230
Accrued interest receivable ("AIR") from HTM securities totaled $96.1 million at March 31, 2021 and $55.0 million at December 31, 2020 and is reported in "Accrued interest receivable and other assets" in our unaudited interim consolidated balance sheets.
Credit Quality Indicators
On a quarterly basis, management monitors the credit quality for HTM securities through the use of standard credit ratings. The following table summarizes our amortized cost of HTM securities aggregated by credit quality indicator at

March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Municipal bonds and notes:
Aaa	$2,519,992	$2,070,311
Aa1	1,329,903	1,144,500
Aa2	568,423	420,383
Aa3	124,724	—
A1	12,195	—
Total municipal bonds and notes	$4,555,237	$3,635,194
Corporate bonds:
Aa2	$27,583	$—
Aa3	24,101	—
Total corporate bonds	$51,684	$—

The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as held-to-maturity as of March 31, 2021. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	March 31, 2021
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency debentures	$404,571	$416,189	$4,066	$4,117	$141,117	$145,321	$259,388	$266,751	$—	$—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	23,525,681	23,414,311	6,319	6,564	11,663	11,983	494,951	510,743	23,012,748	22,885,021
Agency-issued collateralized mortgage obligations—fixed rate	2,425,024	2,443,238	—	—	5,356	5,482	447,781	458,314	1,971,887	1,979,442
Agency-issued collateralized mortgage obligations—variable rate	128,370	129,037	—	—	—	—	—	—	128,370	129,037
Agency-issued commercial mortgage-backed securities	10,075,165	10,070,499	—	—	—	—	536,203	542,183	9,538,962	9,528,316
Municipal bonds and notes	4,555,237	4,662,221	48,536	49,209	130,482	136,075	756,078	795,055	3,620,141	3,681,882
Corporate bonds	51,684	51,240	—	—	—	—	51,684	51,240	—	—
Total	$41,165,732	$41,186,735	$58,921	$59,890	$288,618	$298,861	$2,546,085	$2,624,286	$38,272,108	$38,203,698

Non-marketable and Other Equity Securities
The major components of our non-marketable and other equity securities portfolio at March 31, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$96,016	$88,937
Unconsolidated venture capital and private equity fund investments (2)	178,407	184,886
Other investments without a readily determinable fair value (3)	200,367	60,975
Other equity securities in public companies (fair value accounting) (4)	160,810	280,804
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	394,349	362,192
Debt funds	5,813	5,444
Other investments	205,002	202,809
Investments in qualified affordable housing projects, net (6)	616,997	616,188
Total non-marketable and other equity securities	$1,857,761	$1,802,235

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at March 31, 2021 and December 31, 2020 (fair value accounting):

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$5,165	12.6%	$4,850	12.6%
Capital Preferred Return Fund, LP	48,572	20.0	49,574	20.0
Growth Partners, LP	42,279	33.0	34,513	33.0
Total consolidated venture capital and private equity fund investments	$96,016		$88,937

(2)The carrying value represents investments in 161 and 162 funds (primarily venture capital funds) at March 31, 2021 and December 31, 2020, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. We carry our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the investments. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st for our March 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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

The following table shows the changes to the carrying amount of other investments without a readily determinable fair value for the three months ended March 31, 2021:

(Dollars in thousands)	Three months ended March 31, 2021	Cumulative Adjustments
Measurement alternative:
Carrying value at March 31, 2021	$200,367
Carrying value adjustments:
Impairment	$—	$(947)
Upward changes for observable prices	13,762	17,121
Downward changes for observable prices	(456)	(4,327)
(4)Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct equity investments in public companies held by our consolidated funds. Changes in equity securities measured at fair value are recognized through net income.
(5)The following table shows the carrying value and our ownership percentage of each investment at March 31, 2021 and December 31, 2020 (equity method accounting):

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$4,624	8.6%	$3,705	8.6%
Strategic Investors Fund III, LP	21,281	5.9	16,110	5.9
Strategic Investors Fund IV, LP	29,681	5.0	25,169	5.0
Strategic Investors Fund V funds	60,992	Various	67,052	Various
CP II, LP (i)	8,954	5.1	7,887	5.1
Other venture capital and private equity fund investments	268,817	Various	242,269	Various
Total venture capital and private equity fund investments	$394,349		$362,192
Debt funds:
Gold Hill Capital 2008, LP (ii)	$4,380	15.5%	$3,941	15.5%
Other debt funds	1,433	Various	1,503	Various
Total debt funds	$5,813		$5,444
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$111,838	50.0%	$115,232	50.0%
Other investments	93,164	Various	87,577	Various
Total other investments	$205,002		$202,809

(i)Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.
(ii)Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(6)The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of “Other liabilities” on our consolidated balance sheets at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Investments in qualified affordable housing projects, net	$616,997	$616,188
Other liabilities	372,516	370,208

The following table presents other information relating to our investments in qualified affordable housing projects for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Tax credits and other tax benefits recognized	$28,184	$11,759
Amortization expense included in provision for income taxes (i)	16,105	11,471

(i)All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.
The following table presents the net gains and losses on non-marketable and other equity securities for the three months ended March 31, 2021 and 2020 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Net gains (losses) on non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	$17,211	$3,113
Unconsolidated venture capital and private equity fund investments	12,510	1,252
Other investments without a readily determinable fair value	13,769	(2,943)
Other equity securities in public companies (fair value accounting)	77,561	(7,504)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	45,385	(8,046)
Debt funds	414	(362)
Other investments	228	(620)
Total net gains (losses) on non-marketable and other equity securities	$167,078	$(15,110)
Less: realized net gains (losses) on sales of non-marketable and other equity securities	69,775	(49)
Net gains (losses) on non-marketable and other equity securities still held	$97,303	$(15,061)
7.    Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments
We serve a variety of commercial clients in the technology, life science/healthcare, private equity/venture capital and premium wine industries. Our technology clients generally tend to be in the industries of hardware (such as semiconductors, communications, data, storage and electronics), software/internet (such as infrastructure software, applications, software services, digital content and advertising technology) and energy and resource innovation (“ERI”). Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Loans to our technology, life science/healthcare and ERI clients are reported under the Investor Dependent, Cash Flow Dependent and Balance Sheet Dependent risk-based segments below. Loans made to private equity/venture capital firm clients typically enable them to fund investments prior to their receipt of funds from capital calls and are reported under the Global Fund Banking portfolio segment below. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality. In addition to commercial loans, we make consumer loans through SVB Private Bank and provide real estate secured loans to eligible employees through our EHOP.
We also provide community development loans made as part of our responsibilities under the CRA. These loans are included within “construction loans” below and are primarily secured by real estate. Additionally, beginning in April 2020, we accepted applications under the PPP administered by the U.S. Small Business Association ("SBA") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and originated loans to qualified small businesses. Disbursement of PPP funds under the CARES Act originally expired on August 8, 2020, however, on December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "Economic Aid Act") was enacted, which allowed borrowers to apply for PPP loans up to March 31, 2021, as well as allowing for certain PPP borrowers to apply for second draw loans. The disbursement phase of the PPP was further extended to May 31, 2021 pursuant to the PPP Extension Act of 2021.

The composition of loans at amortized cost basis broken out by risk-based segment at March 31, 2021 and December 31, 2020 is presented in the following table:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Global fund banking	$27,306,926	$25,543,198
Investor dependent:
Early stage	1,523,208	1,485,866
Mid stage	1,588,185	1,564,870
Later stage	2,055,676	1,921,082
Total investor dependent	5,167,069	4,971,818
Cash flow dependent:
Sponsor led buyout	1,984,567	1,989,173
Other	2,959,609	2,945,360
Total cash flow dependent	4,944,176	4,934,533
Private bank (4)	5,063,827	4,901,056
Balance sheet dependent	2,501,524	2,191,023
Premium wine (4)	1,040,223	1,052,643
Other (4)	45,688	27,687
SBA loans	1,605,733	1,559,530
Total loans (1) (2) (3)	$47,675,166	$45,181,488
Allowance for credit losses	(391,751)	(447,765)
Net loans	$47,283,415	$44,733,723

(1)    Total loans at amortized cost is net of unearned income of $248 million and $226 million at March 31, 2021 and December 31, 2020, respectively.
(2)     Included within our total loan portfolio are credit card loans of $461 million and $400 million at March 31, 2021 and December 31, 2020, respectively.
(3)     Included within our total loan portfolio are construction loans of $108 million and $118 million at March 31, 2021 and December 31, 2020, respectively.
(4)     Of our total loans, the table below includes those secured by real estate at amortized cost at March 31, 2021 and December 31, 2020 and were comprised of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Real estate secured loans:
Private bank:
Loans for personal residence	$3,538,077	$3,392,237
Loans to eligible employees	458,736	481,098
Home equity lines of credit	45,033	42,449
Other	145,995	142,895
Total private bank loans secured by real estate	$4,187,841	$4,058,679
Premium wine	824,463	824,008
Other	50,584	56,882
Total real estate secured loans	$5,062,888	$4,939,569
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

these translate to an internal rating of “Criticized.” All of our nonaccrual loans are risk-rated 8 or 9 and are classified with the internal rating of "Nonperforming." Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators on a quarterly basis for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for credit losses for loans.
The following table summarizes the credit quality indicators, broken out by risk-based segment, as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	Pass	Criticized	Nonperforming (Nonaccrual)	Total
March 31, 2021:
Global fund banking	$27,292,491	$14,417	$18	$27,306,926
Investor dependent:
Early stage	1,303,581	211,861	7,766	1,523,208
Mid stage	1,492,157	96,028	—	1,588,185
Later stage	1,922,215	106,058	27,403	2,055,676
Total investor dependent	4,717,953	413,947	35,169	5,167,069
Cash flow dependent:
Sponsor led buyout	1,844,415	100,304	39,848	1,984,567
Other	2,680,114	273,867	5,628	2,959,609
Total cash flow dependent	4,524,529	374,171	45,476	4,944,176
Private bank	5,024,735	30,647	8,445	5,063,827
Balance sheet dependent	2,373,152	128,372	—	2,501,524
Premium wine	903,583	135,501	1,139	1,040,223
Other	45,653	35	—	45,688
SBA loans	1,466,605	139,128	—	1,605,733
Total loans	$46,348,701	$1,236,218	$90,247	$47,675,166
December 31, 2020:
Global fund banking	$25,537,354	$5,833	$11	$25,543,198
Investor dependent
Early stage	1,288,897	178,629	18,340	1,485,866
Mid stage	1,420,788	140,026	4,056	1,564,870
Later stage	1,744,662	147,763	28,657	1,921,082
Total investor dependent	4,454,347	466,418	51,053	4,971,818
Cash flow dependent
Sponsor led buyout	1,795,972	153,205	39,996	1,989,173
Other	2,677,371	261,985	6,004	2,945,360
Total cash flow dependent	4,473,343	415,190	46,000	4,934,533
Private bank	4,862,176	32,728	6,152	4,901,056
Balance sheet dependent	2,104,645	86,378	—	2,191,023
Premium wine	910,397	141,248	998	1,052,643
Other	27,594	63	30	27,687
SBA loans	1,455,990	103,540	—	1,559,530
Total loans	$43,825,846	$1,251,398	$104,244	$45,181,488

The following tables summarize the credit quality indicators, broken out by risk-based segment and vintage year, as of March 31, 2021 and December 31, 2020:

	Term Loans by Origination Year
March 31, 2021 (Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Global fund banking:
Risk rating:
Pass	$267,498	$263,243	$44,632	$59,520	$21,416	$7,773	$26,627,712	$697	$—	$27,292,491
Criticized	3	—	—	—	—	—	10,347	4,067	—	14,417
Nonperforming	—	—	8	—	—	—	10	—	—	18
Total global fund banking	$267,501	$263,243	$44,640	$59,520	$21,416	$7,773	$26,638,069	$4,764	$—	$27,306,926
Investor dependent:
Early stage:
Risk rating:
Pass	$197,867	$584,281	$296,776	$95,495	$16,114	$1,122	$111,366	$560	$—	$1,303,581
Criticized	5,120	82,312	68,639	23,896	6,174	1,792	23,928	—	—	211,861
Nonperforming	211	454	3,037	3,124		—	940	—	—	7,766
Total early stage	$203,198	$667,047	$368,452	$122,515	$22,288	$2,914	$136,234	$560	$—	$1,523,208
Mid stage:
Risk rating:
Pass	$253,799	$708,740	$253,486	$129,298	$19,909	$2,754	$121,676	$2,495	$—	$1,492,157
Criticized	4,510	43,314	18,015	10,773	3,745	4,998	10,673	—	—	96,028
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total mid stage	$258,309	$752,054	$271,501	$140,071	$23,654	$7,752	$132,349	$2,495	$—	$1,588,185
Later stage:
Risk rating:
Pass	$262,703	$942,741	$338,516	$165,935	$14,016	$5,593	$187,725	$4,986	$—	$1,922,215
Criticized	—	35,439	27,753	8,571	—	892	33,403	—	—	106,058
Nonperforming	—	15,997	1,676	3,280	—	—	6,450	—	—	27,403
Total later stage	$262,703	$994,177	$367,945	$177,786	$14,016	$6,485	$227,578	$4,986	$—	$2,055,676
Total investor dependent	$724,210	$2,413,278	$1,007,898	$440,372	$59,958	$17,151	$496,161	$8,041	$—	$5,167,069
Cash flow dependent:
Sponsor led buyout:
Risk rating:
Pass	$310,562	$643,432	$406,962	$242,303	$147,618	$36,269	$57,269	$—	$—	$1,844,415
Criticized	—	551	30,534	39,028	10,515	13,129	6,547	—	—	100,304
Nonperforming	—	32	11,838	15,998	7,158	—	4,822	—	—	39,848
Total sponsor led buyout	$310,562	$644,015	$449,334	$297,329	$165,291	$49,398	$68,638	$—	$—	$1,984,567
Other
Risk rating:
Pass	$454,225	$791,748	$343,877	$158,992	$111,051	$1,946	$818,275	$—	$—	$2,680,114

Criticized	1	16,065	60,474	67,074	3,957	—	126,296	—	—	273,867
Nonperforming	—	—	—	4,418	—	—	1,210	—	—	5,628
Total other	$454,226	$807,813	$404,351	$230,484	$115,008	$1,946	$945,781	$—	$—	$2,959,609
Total cash flow dependent	$764,788	$1,451,828	$853,685	$527,813	$280,299	$51,344	$1,014,419	$—	$—	$4,944,176
Private bank:
Risk rating:
Pass	$412,282	$1,821,765	$1,064,886	$364,246	$319,602	$646,021	$395,302	$631	$—	$5,024,735
Criticized	—	3,179	8,398	3,513	3,211	9,442	2,904	—	—	30,647
Nonperforming	—	—	—	6,079	—	1,657	709	—	—	8,445
Total private bank	$412,282	$1,824,944	$1,073,284	$373,838	$322,813	$657,120	$398,915	$631	$—	$5,063,827
Balance sheet dependent:
Risk rating:
Pass	$263,600	$832,914	$155,424	$181,241	$33,922	$—	$904,547	$1,504	$—	$2,373,152
Criticized	69	58,519	42,391	—	—	—	27,393	—	—	128,372
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total balance sheet dependent	$263,669	$891,433	$197,815	$181,241	$33,922	$—	$931,940	$1,504	$—	$2,501,524
Premium wine:
Risk rating:
Pass	$20,393	$129,671	$193,793	$87,586	$77,877	$225,080	$133,185	$35,998	$—	$903,583
Criticized	1,634	13,288	22,856	16,069	10,207	47,518	23,929	—	—	135,501
Nonperforming	—	42	—	—	—	998	99	—	—	1,139
Total Premium wine	$22,027	$143,001	$216,649	$103,655	$88,084	$273,596	$157,213	$35,998	$—	$1,040,223
Other:
Risk rating:
Pass	$21	$10,792	$19,179	$16,642	$1,478	$1	$13,031	$—	$(15,491)	$45,653
Criticized	—	—	—	—	—	—	35	—	—	35
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total other	$21	$10,792	$19,179	$16,642	$1,478	$1	$13,066	$—	$(15,491)	$45,688
SBA loans:
Risk rating:
Pass	$385,899	$1,080,706	$—	$—	$—	$—	$—	$—	$—	$1,466,605
Criticized	49,353	89,775	—	—	—	—	—	—	—	139,128
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total SBA loans	$435,252	$1,170,481	$—	$—	$—	$—	$—	$—	$—	$1,605,733
Total loans	$2,889,750	$8,169,000	$3,413,150	$1,703,081	$807,970	$1,006,985	$29,649,783	$50,938	$(15,491)	$47,675,166

(1)    These amounts consist of fees and clearing items that have not yet been allocated at the loan level.

	Term Loans by Origination Year
December 31, 2020 (Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Global fund banking:
Risk rating:
Pass	$439,494	$48,297	$68,491	$22,878	$2,389	$5,999	$24,947,428	$2,378	$25,537,354
Criticized	—	—	—	—	—	—	410	5,423	5,833
Nonperforming	3	8	—	—	—	—	—	—	11
Total global fund banking	$439,497	$48,305	$68,491	$22,878	$2,389	$5,999	$24,947,838	$7,801	$25,543,198
Investor dependent:
Early stage:
Risk rating:
Pass	$667,006	$370,189	$120,920	$32,163	$1,234	$405	$96,363	$617	$1,288,897
Criticized	46,889	72,495	26,170	10,204	3,557	334	18,980	—	178,629
Nonperforming	2,438	9,354	5,368	441	—	—	739	—	18,340
Total early stage	$716,333	$452,038	$152,458	$42,808	$4,791	$739	$116,082	$617	$1,485,866
Mid stage:
Risk rating:
Pass	$840,431	$301,905	$145,588	$22,834	$5,086	$1,026	$101,423	$2,495	$1,420,788
Criticized	43,288	48,294	26,023	8,242	—	4,998	9,181	—	140,026
Nonperforming	10	614	218	2,539	—	675	—	—	4,056
Total mid stage	$883,729	$350,813	$171,829	$33,615	$5,086	$6,699	$110,604	$2,495	$1,564,870
Later stage:
Risk rating:
Pass	$905,468	$393,584	$170,128	$37,967	$11	$8,087	$224,432	$4,985	$1,744,662
Criticized	22,286	55,254	30,252	1,142	—	1,547	37,282	—	147,763
Nonperforming	16,691	1,797	3,522	—	—	—	6,647	—	28,657
Total later stage	$944,445	$450,635	$203,902	$39,109	$11	$9,634	$268,361	$4,985	$1,921,082
Total investor dependent	$2,544,507	$1,253,486	$528,189	$115,532	$9,888	$17,072	$495,047	$8,097	$4,971,818
Cash flow dependent:
Sponsor led buyout:
Risk rating:
Pass	$791,480	$451,561	$273,719	$166,820	$36,900	$—	$75,492	$—	$1,795,972
Criticized	500	70,324	39,020	21,607	13,003	—	8,751	—	153,205
Nonperforming	33	11,869	16,068	7,177	—	—	4,849	—	39,996
Total sponsor led buyout	$792,013	$533,754	$328,807	$195,604	$49,903	$—	$89,092	$—	$1,989,173
Other
Risk rating:
Pass	$879,542	$513,242	$179,169	$133,235	$38,808	$101	$933,274	$—	$2,677,371
Criticized	19,246	67,854	33,779	4,477	—	—	136,629	—	261,985

Nonperforming	—	—	4,552	—	—	—	1,452	—	6,004
Total other	$898,788	$581,096	$217,500	$137,712	$38,808	$101	$1,071,355	$—	$2,945,360
Total cash flow dependent	$1,690,801	$1,114,850	$546,307	$333,316	$88,711	$101	$1,160,447	$—	$4,934,533
Private bank:
Risk rating:
Pass	$1,878,184	$1,152,903	$394,351	$352,857	$294,870	$405,909	$382,442	$660	$4,862,176
Criticized	3,480	9,985	4,486	1,202	5,101	7,725	749	—	32,728
Nonperforming	—	563	3,197	—	—	1,679	713	—	6,152
Total private bank	$1,881,664	$1,163,451	$402,034	$354,059	$299,971	$415,313	$383,904	$660	$4,901,056
Balance sheet dependent:
Risk rating:
Pass	$837,613	$190,140	$198,532	$19,213	$—	$—	$857,642	$1,505	$2,104,645
Criticized	55,887	3,733	171	—	—	—	26,587	—	86,378
Nonperforming	—	—	—	—	—	—	—	—	—
Total balance sheet dependent	$893,500	$193,873	$198,703	$19,213	$—	$—	$884,229	$1,505	$2,191,023
Premium wine:
Risk rating:
Pass	$126,476	$193,744	$70,783	$79,088	$114,812	$153,841	$135,461	$36,192	$910,397
Criticized	17,882	24,286	35,737	10,300	13,559	5,766	33,718	—	141,248
Nonperforming	—	—	—	—	998	—	—	—	998
Total Premium wine	$144,358	$218,030	$106,520	$89,388	$129,369	$159,607	$169,179	$36,192	$1,052,643
Other:
Risk rating:
Pass	$—	$16,251	$10,910	$—	$—	$433	$—	$—	$27,594
Criticized	3	—	—	—	—	—	60	—	63
Nonperforming	—	30	—	—	—	—	—	—	30
Total other	$3	$16,281	$10,910	$—	$—	$433	$60	$—	$27,687
SBA loans:
Risk rating:
Pass	$1,455,990	$—	$—	$—	$—	$—	$—	$—	$1,455,990
Criticized	103,540	—	—	—	—	—	—	—	103,540
Nonperforming	—	—	—	—	—	—	—	—	—
Total SBA loans	$1,559,530	$—	$—	$—	$—	$—	$—	$—	$1,559,530
Total loans	$9,153,860	$4,008,276	$1,861,154	$934,386	$530,328	$598,525	$28,040,704	$54,255	$45,181,488

Allowance for Credit Losses: Loans
In the first quarter of 2021, the ACL for loans decreased $56.0 million driven primarily by an improved economic forecast in Moody’s Analytics March 2021 forecast utilized in our quantitative model, as compared to the forecast utilized in December 2020. Those assumptions included an improvement in the unemployment rate as a result of businesses re-opening and the effect of government aid programs. The gross domestic product growth forecast also improved in the March 2021 forecast.
The economic forecast in Moody's Analytics March 2021 forecast was utilized in our quantitative model for the ACL as of March 31, 2021. We determined the forecast to be a reasonable view of the outlook for the economy given the available information at current quarter end. To the extent we identified credit risk considerations that were not captured by the Moody's Analytics March 2021 forecast, we addressed the risk through management's qualitative adjustments to our ACL.
We do not estimate expected credit losses ("ECL") on accrued interest receivable ("AIR") on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $138.4 million at March 31, 2020 and $126.4 million at December 31, 2020 and is reported in "Accrued interest receivable and other assets" in our unaudited interim consolidated balance sheets.
The following tables summarize the activity relating to our allowance for credit losses for loans for the three months ended March 31, 2021 and 2020, broken out by portfolio segment:

Three months ended March 31, 2021	Beginning Balance December 31, 2020	Charge-offs	Recoveries	Provision (Reduction) for Credit Losses	Foreign Currency Translation Adjustments	Ending Balance March 31, 2021
(Dollars in thousands)
Global fund banking	$45,584	$(79,912)	$—	$94,329	$—	$60,001
Investor dependent:
Early stage	86,674	(14,123)	838	(11,121)	(21)	62,247
Growth stage	126,683	(120)	3,693	(25,546)	(24)	104,686
Total investor dependent	213,357	(14,243)	4,531	(36,667)	(45)	166,933
Cash flow and balance sheet dependent	124,249	—	—	(12,758)	2	111,493
Private bank	53,629	—	2	(8,567)	—	45,064
Premium wine and other	9,036	(850)	320	(401)	155	8,260
SBA loans	1,910	—	—	(1,910)	—	—
Total allowance for credit losses	$447,765	$(95,005)	$4,853	$34,026	$112	$391,751

Three months ended March 31, 2020	Beginning Balance December 31, 2019	Impact of adopting ASC 326	Charge-offs	Recoveries	Provision (Reduction) for Credit Losses	Foreign Currency Translation Adjustments	Ending Balance March 31, 2020
(Dollars in thousands)
Global fund banking	$107,285	$(69,888)	$—	$—	$19,557	$(180)	$56,774
Investor dependent:
Early stage	26,245	39,911	(10,183)	1,573	70,214	(571)	127,189
Growth stage	56,125	31,713	(23,316)	3,337	81,183	(530)	148,512
Total investor dependent	82,370	71,624	(33,499)	4,910	151,397	(1,101)	275,701
Cash flow and balance sheet dependent	80,820	(1,269)	(2,624)	2,845	25,301	(331)	104,742
Private bank	21,551	12,615	(581)	—	54,490	(280)	87,795
Premium wine and other	12,898	12,382	(192)	—	(1,844)	707	23,951
Total allowance for credit losses	$304,924	$25,464	$(36,896)	$7,755	$248,901	$(1,185)	$548,963

The following table summarizes the aging of our loans broken out by risk-based segment as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Equal to or Greater Than 90 Days Past Due	Total Past Due	Current	Total	Loans Past Due 90 Days or More Still Accruing Interest
March 31, 2021:
Global fund banking	$10,002	$3	$4,106	$14,111	$27,292,815	$27,306,926	$4,088
Investor dependent:
Early stage	6,270	643	500	7,413	1,515,795	1,523,208	9
Mid stage	8,127	155	—	8,282	1,579,903	1,588,185	—
Later stage	3,272	—	—	3,272	2,052,404	2,055,676	—
Total investor dependent	17,669	798	500	18,967	5,148,102	5,167,069	9
Cash flow dependent:
Sponsor led buyout	—	—	—	—	1,984,567	1,984,567	—
Other	3,839	69	485	4,393	2,955,216	2,959,609	—
Total cash flow dependent	3,839	69	485	4,393	4,939,783	4,944,176	—
Private bank	—	1,973	—	1,973	5,061,854	5,063,827	—
Balance sheet dependent	6,962	62	—	7,024	2,494,500	2,501,524	—
Premium wine	—	—	998	998	1,039,225	1,040,223	—
Other	1	—	—	1	45,687	45,688	—
SBA loans	117	174	394	685	1,605,048	1,605,733	394
Total loans	$38,590	$3,079	$6,483	$48,152	$47,627,014	$47,675,166	$4,491
December 31, 2020:
Global fund banking	$27,606	$8	$11	$27,625	$25,515,573	$25,543,198	$—
Investor dependent:
Early stage	6,320	1,840	202	8,362	1,477,504	1,485,866	—
Mid stage	5,984	238	907	7,129	1,557,741	1,564,870	—
Later stage	5,363	—	—	5,363	1,915,719	1,921,082	—
Total investor dependent	17,667	2,078	1,109	20,854	4,950,964	4,971,818	—
Cash flow dependent
Sponsor led buyout	34	—	—	34	1,989,139	1,989,173	—
Other	6,510	58	—	6,568	2,938,792	2,945,360	—
Total cash flow dependent	6,544	58	—	6,602	4,927,931	4,934,533	—
Private bank	4,292	3,990	—	8,282	4,892,774	4,901,056	—
Balance sheet dependent	987	1,089	—	2,076	2,188,947	2,191,023	—
Premium wine	3,168	—	998	4,166	1,048,477	1,052,643	—
Other	3	28	82	113	27,574	27,687	—
SBA loans	—	—	—	—	1,559,530	1,559,530	—
Total loans	$60,267	$7,251	$2,200	$69,718	$45,111,770	$45,181,488	$—

Nonaccrual Loans
The following table summarizes our nonaccrual loans with no allowance for credit loss at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss
Global fund banking	$18	$8	$11	$11
Investor dependent:
Early stage	7,766	376	18,340	3
Mid stage	—	—	4,056	3,159
Later stage	27,403	6,437	28,657	118
Total investor dependent	35,169	6,813	51,053	3,280
Cash flow dependent:
Sponsor led buyout	39,848	—	39,996	—
Other	5,628	572	6,004	1,138
Total cash flow dependent	45,476	572	46,000	1,138
Private bank	8,445	2,365	6,152	2,393
Balance sheet dependent	—	—	—	—
Premium wine	1,139	997	998	998
Other	—	—	30	30
SBA loans	—	—	—	—
Total nonaccrual loans	$90,247	$10,755	$104,244	$7,850
Troubled Debt Restructurings
As of March 31, 2021, we had 15 TDRs with a total carrying value of $72.8 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were no unfunded commitments available for funding to the clients associated with these TDRs as of March 31, 2021.

The following table summarizes our loans modified in TDRs, broken out by risk-based segment, at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Loans modified in TDRs:
Global fund banking	$—	$—
Investor dependent:
Early stage	2,322	6,705
Mid stage	—	4,050
Later stage	20,953	24,896
Total investor dependent	23,275	35,651
Cash flow dependent:
Sponsor led buyout	39,897	21,529
Other	4,903	1,237
Total cash flow dependent	44,800	22,766
Private bank	2,079	—
Balance sheet dependent	—	—
Premium wine	2,631	2,661
Other	—	—
SBA loans	—	—
Total loans modified in TDRs	$72,785	$61,078
The following table summarizes the recorded investment in loans modified in TDRs, broken out by risk-based segment, for modifications made during the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Loans modified in TDRs during the period:
Global fund banking	$—	$—
Investor dependent:
Early stage	—	—
Mid stage	—	5,955
Later stage	—	2,769
Total investor dependent	—	8,724
Cash flow dependent:
Sponsor led buyout	18,439	—
Other	3,734	—
Total cash flow dependent	22,173	—
Private bank	2,079	—
Balance sheet dependent	—	—
Premium wine	—	—
Other	—	—
SBA loans	—	—
Total loans modified in TDRs during the period (1)	$24,252	$8,724

(1)There were $1.8 million and $12.5 million of partial charge-offs for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021 and 2020, new TDRs of $22.2 million and $8.3 million, respectively, were modified through payment deferrals granted to our clients. During the three months ended March 31, 2021 and 2020, $2.1 million and $0.4 million, respectively, were modified through forgiveness of principal.

The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
TDRs modified within the previous 12 months that defaulted during the period:
Global fund banking	$—	$—
Investor dependent:
Early stage	—	—
Mid stage	—	—
Later stage	—	—
Total investor dependent	—	—
Cash flow dependent:
Sponsor led buyout	—	—
Other	3,734	—
Total cash flow dependent	3,734	—
Private bank	—	—
Balance sheet dependent	—	—
Premium wine	—	8,247
Other	—	—
SBA loans	—	—
Total TDRs modified within the previous 12 months that defaulted in the period	$3,734	$8,247
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for credit losses for loans, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and nonaccrual loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology for TDRs was necessary to determine the allowance for credit losses for loans as of March 31, 2021.
Allowance for Credit Losses: Unfunded Credit Commitments
We maintain a separate allowance for credit losses for unfunded credit commitments that is determined using a methodology that is inherently similar to the methodology used for calculating the allowance for credit losses for loans. At March 31, 2021, our ACL estimates utilized the improved Moody's economic forecasts from March 2021 as mentioned above.
The following table summarizes the activity relating to our allowance for credit losses for unfunded credit commitments for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Allowance for credit losses: unfunded credit commitments, beginning balance	$120,796	$67,656
Impact of adopting ASC 326	—	22,826
Reduction of credit losses	(16,067)	(5,477)
Foreign currency translation adjustments	21	(315)
Allowance for credit losses: unfunded credit commitments, ending balance (1)	$104,750	$84,690

(1)The “allowance for credit losses: unfunded credit commitments” is included as a component of “other liabilities” on our unaudited interim consolidated balance sheets. See Note 14 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of this report for additional disclosures related to our commitments to extend credit.

8.     Goodwill and Other Intangible Assets

Goodwill
Goodwill at both March 31, 2021 and December 31, 2020 was $142.7 million, which was a result of revenue generating synergies expected from our acquisition of SVB Leerink in 2019 as well as our acquisition of WestRiver Group's debt fund business in December 2020.
Other Intangible Assets
The components of net other intangible assets were as follows:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$42,000	$8,591	$33,409	$42,000	$7,636	$34,364
Other	36,300	10,384	25,916	36,300	9,229	27,071
Total other intangible assets	$78,300	$18,975	$59,325	$78,300	$16,865	$61,435

For the three months ended March 31, 2021, we recorded amortization expense of $2.1 million. Assuming no future impairments of other intangible assets or additional acquisitions or dispositions, the following table presents the Company's future expected amortization expense for other intangible assets that will continue to be amortized as of March 31, 2021:

Years ended December 31, (Dollars in thousands)	Other Intangible Assets
2021 (excluding the three months ended March 31, 2021)	$6,107
2022	8,141
2023	8,141
2024	8,141
2025	6,900
2026 and thereafter	21,895
Total future amortization expense	$59,325
9.    Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at March 31, 2021 and December 31, 2020:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at March 31, 2021	March 31, 2021	December 31, 2020
Short-term borrowings:
Other short-term borrowings	(1)	$38,434	$38,434	$20,553
Total short-term borrowings			$38,434	$20,553
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$348,441	$348,348
3.125% Senior Notes	June 5, 2030	500,000	495,387	495,280
1.800% Senior Notes	February 2, 2031	500,000	494,355	—
Total long-term debt			$1,338,183	$843,628

(1)Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.

Interest expense related to short-term borrowings and long-term debt was $8.7 million and $5.9 million for the three months ended March 31, 2021 and compared to comparable 2020 period. The weighted average interest rate associated with our short-term borrowings was 0.06 percent as of March 31, 2021 and 0.80 percent as of as of December 31, 2020.

Short-term Borrowings
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of March 31, 2021, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $6.9 billion, of which $5.8 billion was available to support additional borrowings. As of March 31, 2021, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $0.9 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $1.9 billion at March 31, 2021. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $4.0 billion at March 31, 2021.
3.50% Senior Notes
In January 2015, SVB Financial issued $350 million of 3.50% Senior Notes due in January 2025. We received net proceeds of approximately $346.4 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.50% Senior Notes at March 31, 2021 was $348.4 million, which is reflective of $1.5 million of debt issuance costs and a $0.1 million discount.
3.125% Senior Notes
On June 5, 2020, the Company issued $500 million of 3.125% Senior Notes due in June 2030 ("3.125% Senior Notes"). The 3.125% Senior Notes may be redeemed by us, at our option, at any time prior to March 5, 2030, at a redemption price equal to the full aggregate principal amount plus a “make-whole” premium payment. We received net proceeds from this offering of approximately $495.4 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.125% Senior Notes at March 31, 2021 was $495.4 million, which is reflective of $4.3 million of debt issuance costs and a $0.3 million discount.
1.800% Senior Notes
On February 2, 2021 the Company issued $500 million of 1.800% Senior Notes due February 2031 ("1.800% Senior Notes"), with interest payments starting August 2, 2021, and payable every February 2nd and August 2nd. The notes will be senior unsecured obligations of SVB Financial Group and will rank equally with all of our other unsecured and unsubordinated indebtedness. We received net proceeds from this offering of approximately $494.3 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 1.800% Senior Notes at March 31, 2021 was $494.4 million, which is reflective of $4.0 million of debt issuance costs and a $1.6 million discount.
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
Interest Rate Risk
Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk on our interest rate sensitive assets, we have entered into interest rate swap contracts to hedge against future changes in interest rates. We designate these interest rate swap contracts as fair value and cash flow hedges.

Fair Value Hedges
To manage interest rate risk on our available-for-sale securities portfolio, we enter into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of the securities resulting from changes in interest rates. We designate these interest rate swap contracts as fair value hedges that qualify for hedge accounting under ASC 815, Derivatives and Hedging ("ASC 815") and have elected to account for them using the last-of-layer method as outlined in ASC 815. We record the fair value hedges in other assets and other liabilities. For qualifying fair value hedges, both the changes in the fair value of the derivative and the portion of the fair value adjustments associated with the last-of-layer attributable to the hedged risk will be recognized into earnings as they occur. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item in the line item "investment securities" as part of interest income, a component of consolidated net income.
We assess hedge effectiveness under ASC 815 on a quarterly basis to ensure all hedges remain highly effective and hedge accounting under ASC 815 can be applied. In conjunction with the assessment of effectiveness, we assess the hedged item to ensure it is expected to be outstanding at the hedged item’s assumed maturity date and the last-of-layer method of accounting under ASC 815 can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge per ASC 815, any remaining fair value basis adjustments are allocated to the individual assets in the portfolio and amortized into earnings over a period consistent with the amortization of other discounts and premiums associated with the respective assets.
The following table summarizes the amortized cost basis of hedged assets that are designated and qualify as fair value hedges and the cumulative amount of fair value hedging adjustments included in the carrying value that have been recorded on our consolidated balance sheets as of March 31, 2021:

	March 31, 2021
(Dollars in thousands)	Amortized Cost Basis of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Available-for-sale securities (1)	$21,312,139	$(16,975)

(1)These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $21.3 billion, the amounts of the designated hedged items was $10.0 billion and the cumulative basis adjustments associated with these hedging relationships was $17.0 million.

Cash Flow Hedges
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
We assess hedge effectiveness under ASC 815 on a quarterly basis to ensure all hedges remain highly effective and hedge accounting under ASC 815 can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge per ASC 815, any amounts remaining as gain or loss in accumulated other comprehensive income are reclassified into earnings in the line item "Loans" as part of interest income, a component of consolidated net income. As of March 31, 2020, all derivatives previously classified as hedges with notional balances totaling $5.0 billion and a net asset fair value of $227.5 million were terminated. As of March 31, 2021, the total unrealized gains on terminated cash flow hedges remaining in AOCI was $163.4 million, $118.0 million net of tax. The unrealized gains will be reclassified into interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The total remaining term over which the unrealized gains will be reclassified into earnings is approximately four years.
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
Other Derivative Instruments
Also included in our derivative instruments are equity warrant assets and client forward and option contracts, and client interest rate contracts. For further description of these other derivative instruments, refer to Note 2 — “Summary of Significant Accounting Policies" under Part II, Item 8 of our 2020 Form 10-K.
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
The total notional or contractual amounts and fair value of our derivative financial instruments at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021			December 31, 2020
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in thousands)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps (2)	$10,000,000	$—	$—	$—	$—	$—
Interest rate swaps	—	—	—	—	—	—
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	687,576	19,109	—	68,381	306	—
Foreign exchange forwards	97,950	—	2,626	566,988	—	20,566
Other derivative instruments:
Equity warrant assets	299,101	244,334	—	253,153	203,438	—
Client foreign exchange forwards	9,015,147	220,034	—	8,025,973	214,969	—
Client foreign exchange forwards	8,675,502	—	198,866	7,490,723	—	188,565
Client foreign currency options	63,503	1,040	—	97,529	1,702	—
Client foreign currency options	63,503	—	1,040	97,522	—	1,702
Client interest rate derivatives (2)	1,212,842	65,123	—	1,082,265	67,854	—
Client interest rate derivatives (2)	1,381,626	—	68,954	1,250,975	—	26,646
Total derivatives not designated as hedging instruments		549,640	271,486		488,269	237,479
Total derivatives		$549,640	$271,486		$488,269	$237,479

(1)Derivative assets and liabilities are included in "accrued interest receivable and other assets" and "other liabilities", respectively, on our consolidated balance sheets.
(2)The amount reported reflects reductions of approximately $22.7 million of derivative assets and $45.4 million of derivative liabilities at March 31, 2021 and December 31, 2020, respectively, reflecting variation margin treated as settlement of the related derivative fair values for legal and accounting purposes as required by central clearing houses.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three months ended March 31, 2021 and 2020 is as follows:

		Three months ended March 31,
(Dollars in thousands)	Statement of income location	2021	2020
Derivatives designated as hedging instruments:
Interest rate risks:
Amounts reclassified from accumulated other comprehensive income into income	Interest income - loans	$15,657	$2,089
Change in fair value of interest rate swaps hedging investment securities	Interest income - investment securities taxable	18,494	—
Change in fair value of hedged investment securities	Interest income - investment securities taxable	(16,975)	—
Net gains associated with interest rate risk derivatives		$17,176	$2,089
Derivatives not designated as hedging instruments:
Currency exchange risks:
Losses on revaluations of internal foreign currency instruments, net	Other noninterest income	$(28,129)	$(8,375)
Gains on internal foreign exchange forward contracts, net	Other noninterest income	26,853	8,668
Net (losses) gains associated with internal currency risk		$(1,276)	$293
Other derivative instruments:
Losses on revaluations of client foreign currency instruments, net	Other noninterest income	$(2,427)	$(8,284)
Gains on client foreign exchange forward contracts, net	Other noninterest income	2,751	7,747
Net gains (losses) associated with client currency risk		$324	$(537)
Net gains on equity warrant assets	Gains on equity warrant assets, net	$221,685	$13,395
Net gains (losses) on other derivatives	Other noninterest income	$4,521	$(4,345)

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of March 31, 2021 and December 31, 2020:

	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position but Subject to Master Netting Arrangements		Net Amount
(Dollars in thousands)				Financial Instruments	Cash Collateral Received (1)
March 31, 2021
Derivative assets:
Foreign exchange forwards	$239,143	$—	$239,143	$(77,667)	$(38,286)	$123,190
Foreign currency options	1,040	—	1,040	(413)	(148)	479
Client interest rate derivatives	65,123	—	65,123	(65,123)	—	—
Total derivative assets	305,306	—	305,306	(143,203)	(38,434)	123,669
Reverse repurchase, securities borrowing, and similar arrangements	288,438	—	288,438	(288,438)	—	—
Total	$593,744	$—	$593,744	$(431,641)	$(38,434)	$123,669
December 31, 2020
Derivative assets:
Foreign exchange forwards	$215,275	$—	$215,275	$(75,983)	$(20,550)	$118,742
Foreign currency options	1,702	—	1,702	(1,045)	(3)	654
Client interest rate derivatives	67,854	—	67,854	(67,854)	—	—
Total derivative assets	284,831	—	284,831	(144,882)	(20,553)	119,396
Reverse repurchase, securities borrowing, and similar arrangements	226,847	—	226,847	(226,847)	—	—
Total	$511,678	$—	$511,678	$(371,729)	$(20,553)	$119,396

(1)Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.
The following table summarizes our liabilities subject to enforceable master netting arrangements as of March 31, 2021 and December 31, 2020:

	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position but Subject to Master Netting Arrangements		Net Amount
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged (1)
March 31, 2021
Derivative liabilities:
Foreign exchange forwards	$201,492	$—	$201,492	$(61,303)	$(58,582)	$81,607
Foreign currency options	1,040	—	1,040	(491)	—	549
Client interest rate derivatives	68,954	—	68,954	(53,003)	(15,570)	381
Total derivative liabilities	271,486	—	271,486	(114,797)	(74,152)	82,537
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$271,486	$—	$271,486	$(114,797)	$(74,152)	$82,537
December 31, 2020
Derivative liabilities:
Foreign exchange forwards	$209,131	$—	$209,131	$(84,547)	$(45,367)	$79,217
Foreign currency options	1,702	—	1,702	(645)	(8)	1,049
Client interest rate derivatives	26,646	—	26,646	—	(26,100)	546
Total derivative liabilities	237,479	—	237,479	(85,192)	(71,475)	80,812
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$237,479	$—	$237,479	$(85,192)	$(71,475)	$80,812

(1)Cash collateral pledged to our counterparties in relation to market value exposures of derivative contracts in a liability position and repurchase agreements are recorded as a component of “cash and cash equivalents" on our consolidated balance sheets.
11.    Noninterest Income
All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. Included below is a summary of noninterest income for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Noninterest income:
Gains on investment securities, net	$167,078	$46,055
Gains on equity warrant assets, net	221,685	13,395
Client investment fees	20,065	43,393
Foreign exchange fees	57,393	47,505
Credit card fees	27,567	28,304
Deposit service charges	25,151	24,589
Lending related fees	15,657	13,125
Letters of credit and standby letters of credit fees	13,051	11,542
Investment banking revenue	142,302	46,867
Commissions	24,439	16,022
Other	29,792	11,137
Total noninterest income	$744,180	$301,934
Gains on investment securities, net
Net gains on investment securities include both gains and losses from our non-marketable and other equity securities, which include public equity securities held as a result of exercised equity warrant assets, gains and losses from sales of our AFS debt securities portfolio, when applicable, and carried interest.
Our non-marketable and other equity securities portfolio primarily represents investments in venture capital and private equity funds, our China joint venture (SPD-SVB), debt funds, private and public portfolio companies, which include public equity securities held as a result of exercised equity warrant assets and qualified affordable housing projects. We experience variability in the performance of our non-marketable and other equity securities from period to period, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains from non-marketable and other equity securities for any single period are typically driven by valuation changes.
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
Gains on investment securities are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our investment-related activities. A summary of gains and losses on investment securities for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Gains (losses) on non-marketable and other equity securities, net	$167,078	$(15,110)
Gains on sales of available-for-sale securities, net	—	61,165
Total gains on investment securities, net	$167,078	$46,055
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
Gains on equity warrant assets are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of net gains on equity warrant assets for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Equity warrant assets:
Gains on exercises, net	$159,637	$19,193
Terminations	(249)	(326)
Changes in fair value, net	62,297	(5,472)
Total net gains on equity warrant assets	$221,685	$13,395
Client investment fees
Client investment fees include fees earned from discretionary investment management services for substantially all clients, managing clients’ portfolios based on their investment policies, strategies and objectives and investment advisory fees. Revenue is recognized on a monthly basis upon completion of our performance obligation and consideration is typically received in the subsequent month. Included in our sweep money market fees are Rule 12(b)-1 fees, revenue sharing and customer transactional-based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period, typically monthly. Transactional based fees are earned and recognized on fixed income securities when the transaction is executed on the clients' behalf. Amounts paid to third-party service providers are predominantly expensed, such that client investment fees are recorded gross of payments made to third parties. A summary of client investment fees by instrument type for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Client investment fees by type:
Sweep money market fees	$10,461	$23,049
Asset management fees (1)	9,020	9,137
Repurchase agreement fees	584	11,207
Total client investment fees (2)	$20,065	$43,393

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
Forward contract and option premium fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of foreign exchange fee income by instrument type for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Foreign exchange fees by instrument type:
Spot contract commissions	$54,929	$40,934
Forward contract commissions	2,348	6,339
Option premium fees	116	232
Total foreign exchange fees	$57,393	$47,505
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
Annual card service fees are recognized on a straight-line basis over a 12-month period and continue to be accounted for under ASC 310 - Receivables.
A summary of credit card fees by instrument type for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Credit card fees by instrument type:
Card interchange fees, net	$22,848	$21,775
Merchant service fees	3,772	5,027
Card service fees	947	1,502
Total credit card fees	$27,567	$28,304
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

Lending related fees
Unused commitment fees, minimum finance fees and unused line fees are recognized as earned on a monthly basis. Fees that qualify for syndication treatment are recognized at the completion of the syndicated loan deal for which the fees were received. Lending related fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our lending-related activities. A summary of lending related fees by instrument type for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Lending related fees by instrument type:
Unused commitment fees	$12,256	$8,406
Other	3,401	4,719
Total lending related fees	$15,657	$13,125
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
A summary of investment banking revenue by instrument type for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Investment banking revenue:
Underwriting fees	$125,076	$31,290
Advisory fees	4,450	15,487
Private placements and other	12,776	90
Total investment banking revenue	$142,302	$46,867
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
A summary of other noninterest income by instrument type for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Other noninterest income by instrument type:
Fund management fees	$14,559	$7,908
Net losses on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	(952)	(244)
Other service revenue	16,185	3,473
Total other noninterest income	$29,792	$11,137

(1)Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.

Disaggregation of revenue from contracts with customers
The following tables present our revenues from contracts with customers disaggregated by revenue source and segment for the three months ended March 31, 2021 and 2020:

Three months ended March 31, 2021 (Dollars in thousands)	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
Revenue from contracts with customers:
Client investment fees	$19,253	$812	$—	$—	$—	$20,065
Spot contract commissions	54,603	158	—	—	168	54,929
Card interchange fees, gross	41,293	4	—	—	267	41,564
Merchant service fees	3,772	—	—	—	—	3,772
Deposit service charges	24,550	19	—	—	582	25,151
Investment banking revenue	—	—	—	142,302	—	142,302
Commissions	—	—	—	24,439	—	24,439
Fund management fees	—	—	13,119	1,440	—	14,559
Performance fees	—	—	69	—	—	69
Correspondent bank rebates	1,289	—	—	—	—	1,289
Total revenue from contracts with customers	$144,760	$993	$13,188	$168,181	$1,017	$328,139
Revenues outside the scope of ASC 606 (1)	13,911	5	55,406	2,786	343,933	416,041
Total noninterest income	$158,671	$998	$68,594	$170,967	$344,950	$744,180

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

The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, and unearned revenue when revenue is recognized subsequent to receipt of consideration. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. During the three months ended March 31, 2021 and 2020, changes in our contract assets, contract liabilities and receivables were not material. Additionally, revenues recognized during the three months ended March 31, 2021 and 2020 that were included in the corresponding contract liability balance at the beginning of the periods were not material.

12.    Other Noninterest Expense
A summary of other noninterest expense for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Lending and other client related processing costs	$7,516	$9,158
Correspondent bank fees	4,301	3,986
Investment banking activities	6,730	3,030
Trade order execution costs	2,988	2,745
Data processing services	4,606	3,454
Telephone	1,872	2,227
Dues and publications	1,103	1,130
Postage and supplies	570	856
Other	15,770	14,117
Total other noninterest expense	$45,456	$40,703
13.    Segment Reporting
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
We also evaluate performance based on provision for credit losses, noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. In calculating each operating segment’s noninterest expense, we consider the direct costs incurred by the operating segment as well as certain allocated direct costs. As part of this review, we allocate certain corporate overhead costs to a corporate account. We do not allocate income tax expense or the provisions for unfunded credit commitments or held-to-maturity securities (included in provision for credit losses) to our segments. Additionally, our management reporting model is predicated on average asset balances; therefore, period-end asset balances are not presented for segment reporting purposes. Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods.
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
◦Our Global Fund Banking Division provides banking products and services primarily to our private equity and venture capital clients.
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
•SVB Capital is the funds management business of SVB Financial Group, which focuses primarily on venture capital investments. SVB Capital manages funds (primarily venture capital funds) on behalf of third-party limited partners and, on a more limited basis, SVB Financial Group. The SVB Capital family of funds is comprised of direct venture funds that invest in companies, funds of funds that invest in other venture capital funds, investments in certain debt funds in which we are a strategic investor and WestRiver Group's debt fund business. SVB Capital generates income for the Company primarily from investment returns (including carried interest allocations) and management fees.
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
The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.
Our segment information for the three months ended March 31, 2021 and 2020 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	SVB Leerink (1)	Other Items (2)	Total
Three months ended March 31, 2021
Net interest income	$618,609	$27,025	$2	$166	$13,777	$659,579
(Provision for) reduction of credit losses	(44,503)	8,567	—	—	17,257	(18,679)
Noninterest income	158,671	998	68,594	170,967	344,950	744,180
Noninterest expense (3)	(277,763)	(12,958)	(15,233)	(136,352)	(193,695)	(636,001)
Income before income tax expense (4)	$455,014	$23,632	$53,363	$34,781	$182,289	$749,079
Total average loans, amortized cost	$39,286,744	$4,977,080	$—	$—	$2,017,652	$46,281,476
Total average assets (5) (6)	108,927,856	5,028,004	576,705	767,300	9,514,743	124,814,608
Total average deposits	106,267,572	3,292,673	—	—	1,048,169	110,608,414
Three months ended March 31, 2020
Net interest income	$463,835	$15,164	$21	$201	$44,916	$524,137
(Provision for) reduction of credit losses	(194,411)	(54,490)	—	—	5,421	(243,480)
Noninterest income	166,834	900	4,918	62,677	66,605	301,934
Noninterest expense (3)	(224,855)	(10,090)	(8,585)	(62,037)	(94,018)	(399,585)
Income (loss) before income tax expense (4)	$211,403	$(48,516)	$(3,646)	$841	$22,924	$183,006
Total average loans, amortized cost	$29,137,484	$3,857,478	$—	$—	$665,766	$33,660,728
Total average assets (5) (6)	61,813,129	3,892,400	447,201	483,648	5,770,790	72,407,168
Total average deposits	59,217,433	1,922,663	—	—	668,135	61,808,231

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
(3)The Global Commercial Bank segment includes direct depreciation and amortization of $6.8 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively.
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
(6)Included in the total average assets for SVB Leerink is goodwill of $137.8 million for the three months ended March 31, 2021 and 2020.
14.    Off-Balance Sheet Arrangements, Guarantees and Other Commitments
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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Loan commitments available for funding: (1)	$30,923,217	$28,975,133
Commercial and standby letters of credit (2)	3,063,410	3,007,118
Total unfunded credit commitments	$33,986,627	$31,982,251
Allowance for unfunded credit commitments (3)	104,750	120,796

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

Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at March 31, 2021. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires in One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$2,833,713	$79,552	$2,913,265	$2,913,265
Performance standby letters of credit	118,222	20,116	138,338	138,338
Commercial letters of credit	11,807	—	11,807	11,807
Total	$2,963,742	$99,668	$3,063,410	$3,063,410
Deferred fees related to financial and performance standby letters of credit were $17.0 million at March 31, 2021 and $16.9 million at December 31, 2020. At March 31, 2021, collateral in the form of cash of $1.7 billion was available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which generally make investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at March 31, 2021:

(Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
CP II, LP (1)	$1,200	$162	5.1%
Capital Preferred Return Fund, LP	12,688	—	20.0
Growth Partners, LP	24,670	1,340	33.0
Strategic Investors Fund, LP	15,300	688	12.6
Strategic Investors Fund II, LP	15,000	1,050	8.6
Strategic Investors Fund III, LP	15,000	1,275	5.9
Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V funds	515	131	Various
Other venture capital and private equity fund investments (equity method accounting)	21,843	2,795	Various
Debt funds (equity method accounting)	58,733	211	Various
Other fund investments (2)	277,515	10,118	Various
Total	$454,703	$20,095

(1)Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in Strategic Investors Fund II, LP.
(2)Represents commitments to 167 funds (primarily venture capital funds) where our ownership interest is generally less than five percent of the voting interests of each such fund.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at March 31, 2021:

(Dollars in thousands)	Unfunded Commitments
Strategic Investors Fund, LP	$196
Capital Preferred Return Fund, LP	1,519
Growth Partners, LP	2,518
Total	$4,233
15.    Income Taxes
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
At March 31, 2021, our unrecognized tax benefit was $19.7 million, the recognition of which would reduce our income tax expense by $15.6 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three months ended March 31, 2021.

16.    Fair Value of Financial Instruments
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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2021
Assets:
Available-for-sale securities:
U.S. Treasury securities	$4,438,396	$—	$—	$4,438,396
U.S. agency debentures	—	226,095	—	226,095
Foreign government debt securities	23,450	—	—	23,450
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	12,514,911	—	12,514,911
Agency-issued collateralized mortgage obligations—fixed rate	—	7,256,626	—	7,256,626
Agency-issued commercial mortgage-backed securities	—	1,526,993	—	1,526,993
Total available-for-sale securities	4,461,846	21,524,625	—	25,986,471
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	274,424
Other equity securities in public companies	38,253	122,557	—	160,810
Total non-marketable and other equity securities (fair value accounting)	38,253	122,557	—	435,234
Other assets:
Foreign exchange forward and option contracts	—	240,183	—	240,183
Equity warrant assets	—	10,952	233,382	244,334
Client interest rate derivatives	—	65,123	—	65,123
Total assets	$4,500,099	$21,963,440	$233,382	$26,971,345
Liabilities:
Foreign exchange forward and option contracts	$—	$202,532	$—	$202,532
Client interest rate derivatives	—	68,954	—	68,954
Total liabilities	$—	$271,486	$—	$271,486

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2020
Assets:
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
Liabilities:
Foreign exchange forward and option contracts	$—	$210,833	$—	$210,833
Client interest rate derivatives	—	26,646	—	26,646
Total liabilities	$—	$237,479	$—	$237,479

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2021 and 2020:

(Dollars in thousands)	Beginning Balance	Total Net Gains Included in Net Income	Purchases	Sales/Exits	Issuances	Other (3)	Transfers Out of Level 3	Ending Balance
Three months ended March 31, 2021
Other assets:
Equity warrant assets (1)	$192,217	$219,827	$—	$(181,413)	$6,565	$(39)	$(3,775)	$233,382
Total assets	$192,217	$219,827	$—	$(181,413)	$6,565	$(39)	$(3,775)	$233,382
Three months ended March 31, 2020
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (2)	$134	$5	$—	$(5)	$—	$—	$—	$134
Other assets:
Equity warrant assets (1)	161,038	14,601	—	(30,034)	4,519	—	(266)	149,858
Total assets	$161,172	$14,606	$—	$(30,039)	$4,519	$—	$(266)	$149,992

(1)Realized and unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net," a component of noninterest income.
(2)Realized and unrealized gains (losses) are recorded in the line item “Gains on investment securities, net," a component of noninterest income.
(3)Foreign currency translation gains (losses) recorded in line item "Foreign currency translation gains (losses)", a component of other comprehensive income.

The following table presents the amount of net unrealized gains and losses included in earnings attributable to Level 3 assets still held at March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Other assets:
Equity warrant assets (1)	$60,639	$(4,145)
Total unrealized gains (losses), net	$60,639	$(4,145)

(1)Unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net," a component of noninterest income.
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at March 31, 2021 and December 31, 2020. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Input Range	Weighted Average
March 31, 2021:
Equity warrant assets (public portfolio)	28	Black-Scholes option pricing model	Volatility	47.4%	47.4%
			Risk-Free interest rate	0.9- 1.6	1.1
			Sales restrictions discount (2)	10.0	10.0
Equity warrant assets (private portfolio)	233,354	Black-Scholes option pricing model	Volatility	25.0 - 58.0	45.7
			Risk-Free interest rate	0.01 - 1.17	0.3
			Marketability discount (3)	21.7	21.7
			Remaining life assumption (4)	40.0	40.0
December 31, 2020:
Equity warrant assets (public portfolio)	1,036	Black-Scholes option pricing model	Volatility	46.0% - 56.8%	49.1%
			Risk-Free interest rate	0.3- 0.9	0.6
			Sales restrictions discount (2)	10.0 - 20.0	10.2
Equity warrant assets (private portfolio)	191,181	Black-Scholes option pricing model	Volatility	24.4 - 56.8	43.2
			Risk-Free interest rate	0.01 - 0.52	0.1
			Marketability discount (3)	20.63	20.6
			Remaining life assumption (4)	40.0	40.0

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
(4)We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on terminations and exercises. At March 31, 2021, the weighted average contractual remaining term was 6.6 years, compared to our estimated remaining life of 2.6 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three months ended March 31, 2021 and 2020, we did not have any transfers between Level 3 and Level 1. All transfers from Level 3 to Level 2 for the three months ended March 31, 2021 and 2020 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above).
Financial Instruments not Carried at Fair Value
FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at March 31, 2021 and December 31, 2020:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
March 31, 2021:
Financial assets:
Cash and cash equivalents	$21,254,859	$21,254,859	$21,254,859	$—	$—
Held-to-maturity securities	41,164,620	41,186,735	—	41,186,735	—
Non-marketable securities not measured at net asset value	379,224	379,224	—	—	379,224
Non-marketable securities measured at net asset value	426,306	426,306	—	—	—
Net commercial loans	42,264,653	43,438,142	—	—	43,438,142
Net consumer loans	5,018,762	5,158,216	—	—	5,158,216
FHLB and Federal Reserve Bank stock	83,355	83,355	—	—	83,355
Financial liabilities:
Short-term borrowings	38,434	38,434	—	38,434	—
Non-maturity deposits (1)	123,454,403	123,454,403	123,454,403	—	—
Time deposits	695,703	394,574	—	394,574	—
3.50% Senior Notes	348,441	378,242	—	378,242	—
3.125% Senior Notes	495,387	521,205	—	521,205	—
1.80% Senior Notes	494,355	463,625	—	463,625	—
Off-balance sheet financial assets:
Commitments to extend credit	—	39,003	—	—	39,003
December 31, 2020:
Financial assets:
Cash and cash equivalents	$17,674,763	$17,674,763	$17,674,763	$—	$—
Held-to-maturity securities	16,592,153	17,216,871	—	17,216,871	—
Non-marketable securities not measured at net asset value	240,761	240,761	—	—	240,761
Non-marketable securities measured at net asset value	390,658	390,658	—	—	—
Net commercial loans	39,886,296	40,412,490	—	—	40,412,490
Net consumer loans	4,847,427	4,911,451	—	—	4,911,451
FHLB and Federal Reserve Bank stock	61,232	61,232	—	—	61,232
Financial liabilities:
Short-term borrowings	20,553	20,553	—	20,553	—
Non-maturity deposits (1)	101,293,346	101,293,346	101,293,346	—	—
Time deposits	688,461	501,853	—	501,853	—
3.50% Senior Notes	348,348	382,855	—	382,855	—
3.125% Senior Notes	495,280	563,840	—	563,840	—
Off-balance sheet financial assets:
Commitments to extend credit	—	36,672	—	—	36,672

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of March 31, 2021:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$274,424	$274,424	$19,030
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	394,349	394,349	13,303
Debt funds (2)	5,813	5,813	211
Other investments (2)	26,144	26,144	886
Total	$700,730	$700,730	$33,430

(1)Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds (consolidated VIEs) and investments in venture capital and private equity fund investments (unconsolidated VIEs). Collectively, these investments in venture capital and private equity funds are primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $70.8 million and $3.0 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.
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
17.    Legal Matters
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
18.    Related Parties
We have no material related party transactions requiring disclosure. In the ordinary course of business, the Bank may extend credit to related parties, including executive officers, directors, principal shareholders and their related interests. Additionally, we provide real estate secured loans to eligible employees through our EHOP. For additional details, see Note 19 — “Employee Compensation and Benefit Plans" under Part II, Item 8 of our 2020 Form 10-K.
19. Subsequent Events
Common Stock
On April 14, 2021, we issued and sold an additional 300,000 shares of common stock under the full exercise of the underwriter's over-allotment option resulting in additional net proceeds of approximately $146.0 million after deducting discounts and commissions. With the addition of the full exercise of the underwriters’ over-allotment option, the total gross proceeds from the offering were $1.15 billion before underwriting discounts and commissions and offering expenses.

Pending Acquisition of Boston Private
On May 4, 2021, Boston Private Financial Holdings, Inc. (“Boston Private”) announced that based on proxies submitted to the independent inspector of election for the special meeting of shareholders held on May 4, 2021, preliminary voting results indicate that Boston Private shareholders have approved each of the proposals presented at the special meeting, including the company’s merger agreement with SVB Financial, pursuant to which Boston Private will merge with and into SVB Financial. The preliminary voting results are subject to certification by First Coast Results, Inc., the independent inspector of election. The merger is expected to close in mid-2021, subject to the satisfaction of customary closing conditions, including receipt of customary regulatory approvals.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 of this report, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, management has in the past and might in the future make forward-looking statements to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, but are not limited to, the following:
•Financial projections, including with respect to our net interest income, net interest margin, noninterest income, earnings per share, noninterest expenses (including professional services, compliance, compensation and other costs), cash flows, balance sheet positions, capital expenditures, deposit growth, liquidity and capitalization, effective tax rate or other financial items;
•Descriptions of our strategic initiatives, plans or objectives for future operations, including pending sales or acquisitions, such as the announced planned acquisition of Boston Private;
•Forecasts of private equity and venture capital funding, investment level and exit activity;
•Forecasts of future interest rates, economic performance, and income from investments;
•Forecasts of expected levels of provisions for credit losses, net loan charge-offs, nonperforming loans, loan growth, loan mix, loan yields and client funds;
•The outlook on our clients' performance;
•The potential effects of the COVID-19 pandemic; and
•Descriptions of assumptions underlying or relating to any of the foregoing.
You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “assume,” “seek,” “expect,” “plan,” “intend,” and the negative of such words, or comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we have based these expectations on our current beliefs as well as our assumptions, and such expectations may not prove to be correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements. Important factors that could cause our actual results and financial condition to differ from the expectations stated in the forward-looking statements include, among others:
•Market and economic conditions (including the general condition of the capital and equity markets, and IPO, secondary offering, SPAC fundraising, M&A and financing activity levels) and the associated impact on us (including effects on client demand for our commercial and investment banking and other financial services, as well as on the valuations of our investments);
•The COVID-19 pandemic and its effects on the economic and business environments in which we operate, and its effects on our operations, including, as a result of, prolonged work-from-home arrangements;
•The impact of changes from the Biden-Harris administration and the new U.S. Congress on the economic environment, capital markets and regulatory landscape, including monetary, tax and other trade policies;
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
•Variations from our expectations as to factors impacting our cost structure;
•Changes in our assessment of the creditworthiness or liquidity of our clients, unanticipated effects of credit concentration risks which create or exacerbate deterioration of such creditworthiness or liquidity;
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
•Regulatory or legal changes and their impact on us; and
•Other factors as discussed in “Risk Factors” under Part I, Item 1A in our 2020 Form 10-K and under Part II, Item 1A of this report.

The operating and economic environment during the first quarter continued to be impacted by the COVID-19 pandemic and related government orders. Statements about the effects of the COVID-19 pandemic on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, potential variations of the virus, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us.
Accordingly, you are cautioned not to place undue reliance on forward-looking statements. We urge investors to consider all of these factors, among others, carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q, except as required by law.
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our 2020 Form 10-K.
Management’s Overview of First Quarter 2021 Performance
Our overall financial performance for the first quarter was the strongest quarter in our history, which reflected the resilience of our markets and our ability to execute effectively. We had an outstanding quarter driven by outstanding balance sheet growth, higher core fee income, strong investment banking revenue and outsized gains related to client IPO and SPAC activity. Additionally, credit quality continued to be stable, despite an isolated charge-off related to a potential client fraud incident. Positive underlying credit trends and improved model economic scenarios resulted in a reduction of reserves. During the first quarter of 2021, we continued to manage through the COVID-19 pandemic and monitor its effects, and we continued to operate our business and support our clients, while most of our employees and partners continued to largely work from home. Despite the continuing challenges of the pandemic and the low rate environment, we saw exceptional growth and healthy business activities, and a continued focus to invest in our strategic priorities, as well as our infrastructure to enable our growth.

Our core business continued to perform well as a result of our ongoing focus on innovation companies and their investors and continued efforts to secure client relationships. We saw continued success in working with private equity/venture capital firms and life science/healthcare clients as well as clients in our private banking division. Additionally, on January 4, 2021, we announced our acquisition of Boston Private, which we expect to close in mid-2021, subject to the satisfaction of customary closing conditions. We believe this acquisition will significantly accelerate and scale the growth of our private bank and wealth management strategy, advance our expertise, products and technology; and provide the opportunity to deepen our client relationships.
Moreover, we continued to actively manage our capital in light of our overall growth. We raised $1.0 billion in common stock, $750 million in preferred stock and $500 million in senior notes during the first quarter. These issuances position us to sustain our growth momentum and support our capital objectives.
Continuing COVID-19 Pandemic Environment
The global COVID-19 pandemic has resulted in unprecedented challenges and volatility in economic, market and business conditions. It has caused significant economic and financial disruptions that have adversely affected or otherwise impacted our business, financial condition and results of operations. COVID-19 has not yet been globally contained and the number of cases continues to be high in many locations, including in the United States and other international locations in which we operate. In some locations, the number of cases continues to increase. During the course of the continuing pandemic, there have been varying governmental and other responses to slow or control the spread of COVID-19 and to mitigate the adverse impact of COVID-19, such as stay at home orders, restrictions on business activities, health and safety guidelines, economic relief for individuals and businesses, and monetary policy measures, such responses have met varying degrees of success, and it remains uncertain whether these actions will be successful in a sustained manner. We cannot predict at this time the scope and duration of the pandemic.
Despite the continuing challenges, in recent months however, there has been some improvement in the economic environment and resilience in the markets in which we operate. With the seemingly wider availability and distribution of vaccinations and the easing of some restrictions in the U.S. and other parts of the world, we have seen steps towards broader containment. Notwithstanding however, there still remains much uncertainty around containment of the pandemic, which will depend on a variety of factors, including but not limited to, the availability, adoption and efficacy of vaccines; government and other actions to mitigate the spread of COVID-19; and the extent and spread of variants of the virus. The economic, market and business conditions impacted by COVID-19 may be slow to recover or may worsen if the pandemic is uncontained for a prolonged period of time. Even if it is contained, there may be variants of the virus or other resurgence of the pandemic as we have seen domestically and internationally. We continue to be subject to heightened business, operational (including fraud), market, credit and other risks related to the COVID-19 pandemic environment, which may have an adverse effect on our business, financial condition and results of operations. (See “Risk Factors” under Part II, Item 1A of this report)
Reference Rate Reform
Following the 2017 announcement by the U.K.’s Financial Conduct Authority that it would no longer compel participating banks to submit rates for the LIBOR after 2021, regulators, trade associations and financial industry working groups have identified recommended replacement rates for LIBOR, as well as other Interbank Offered Rates, and have published recommended conventions to allow new and existing products to incorporate fallbacks or that reference these Alternative Reference Rates. The continuation of all British Pound Sterling ("GBP"), Euro, Swiss Franc and Japanese Yen LIBOR settings and one-week and two-month U.S. dollar LIBOR settings on the current basis are due to terminate at the end of December 2021, with the remaining U.S. dollar LIBOR settings (i.e., overnight, one month, three month, six month and 12 month) expected to terminate at the end of June 2023.
On October 23, 2020, the International Swaps and Derivatives Association, Inc. (“ISDA”) published a new supplement to the ISDA 2006 definitions and the related 2020 IBOR Fallbacks Protocol (the “Protocol”). These publications are intended to facilitate the incorporation of robust rate fallback provisions into both legacy and new derivative contracts with effect from January 25, 2021. Silicon Valley Bank has agreed to adhere to the Protocol. ISDA further announced that bilateral templates have been made available for use with counterparties who choose not to adhere to the Protocol.
We have implemented a process to assess the population of loans and contracts that will be impacted by this reference rate reform with the expectation that all existing LIBOR-based contracts will be remediated by September 30, 2021. We stopped issuing new British Pound LIBOR-based loans during the first quarter of 2021. We will no longer offer U.S. dollar LIBOR-based loans by June 30, 2021. We are currently evaluating the use and when we might apply the allowable practical expedients under ASU 2020-04, Reference rate Reform (Topic 848) as it relates to our investment securities and derivative portfolios.

A summary of our performance for the three months ended March 31, 2021 (compared to the three months ended March 31, 2020, where applicable) is as follows:

BALANCE SHEET	EARNINGS
Assets. $124.8 billion in average total assets (up 72.4%). $142.3 billion in period-end total assets (up 89.8%).
Loans. $46.3 billion in average total loan balances (up 37.5%). $47.7 billion in period-end total loan balances (up 32.5%).
Total Client Funds. (on-balance sheet deposits and off-balance sheet client investment funds). $262.2 billion in average total client fund balances (up 58.5%). $288.0 billion in period-end total client fund balances (up 70.6%).
AFS/HTM Fixed Income Investments. $53.5 billion in average fixed income investment securities (up 97.3%). $67.2 billion in period-end fixed income investment securities (up 156.1%).

 EPS. Earnings per diluted share of $10.03 (up 293.3%).
Net Income. Consolidated net income available to common stockholders of $532.2 million (up 302.4%).
- Net interest income of $659.6 million (up 25.8%).
-Net interest margin of 2.29% (down 83 bps).
-Noninterest income of $744.2 million (up 146.5%), non-GAAP core fee income+ of $158.9 million (down 5.7%) and non-GAAP SVB Leerink revenue++ of $166.7 million (up 165.1%).
-Noninterest expense of $636.0 million (up 59.2%).

ROE. Return on average equity (annualized) (“ROE”) performance of 27.04%.
Operating Efficiency Ratio. Operating efficiency ratio of 45.31% with a non-GAAP core operating efficiency ratio of 58.52%+++.

CAPITAL	CREDIT QUALITY
Capital++++. Active capital management, with all capital ratios considered “well-capitalized” under banking regulations. SVB Financial and Bank capital ratios, respectively, were:
- CET 1 risk-based capital ratio of 12.18% and 12.93%.
- Tier 1 risk-based capital ratio of 14.01% and 12.93%.
- Total risk-based capital ratio of 14.62% and 13.56%.
- Tier 1 leverage ratio of 8.01% and 7.20%.

Credit Quality. Improved model economic scenarios drive reserve release offset by a charge-off for potentially fraudulent client activity.
- Allowance for credit losses for loans of 0.82% as a percentage of period-end total loans.
- Provision for loans was 0.29% as a percentage of period-end total loans (annualized).
- Net loan charge-offs of 0.79% as a percentage of average total loans (annualized).

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

A summary of our performance for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands, except per share data, employees and ratios)	2021	2020	% Change
Income Statement:
Diluted earnings per share	$10.03	$2.55	293.3%
Net income available to common stockholders	532,220	132,253	302.4
Net interest income	659,579	524,137	25.8
Net interest margin	2.29%	3.12%	(83)	bps
Provision for credit losses	$18,679	$243,480	(92.3)%
Noninterest income	744,180	301,934	146.5
Noninterest expense	636,001	399,585	59.2
Non-GAAP core fee income (1)	158,884	168,458	(5.7)
Non-GAAP core fee income, plus SVB Leerink revenue (1)	325,625	231,347	40.8
Non-GAAP noninterest income, net of noncontrolling interests (1)	719,113	303,788	136.7
Non-GAAP noninterest expense, net of noncontrolling interests (2)	635,884	399,445	59.2
Balance Sheet:
Average available-for-sale securities	$28,247,436	$13,565,908	108.2%
Average held-to-maturity securities	25,295,205	13,576,061	86.3
Average loans, amortized cost	46,281,476	33,660,728	37.5
Average noninterest-bearing demand deposits	73,233,194	41,335,984	77.2
Average interest-bearing deposits	37,375,220	20,472,247	82.6
Average total deposits	110,608,414	61,808,231	79.0
Earnings Ratios:
Return on average assets (annualized) (3)	1.73%	0.73%	137.0%
Return on average SVBFG stockholders’ equity (annualized) (4)	27.04	8.17	231.0
Asset Quality Ratios:
Allowance for credit losses for loans as a % of total period-end loans	0.82%	1.53%	(71)	bps
Allowance for credit losses for performing loans as a % of total performing loans	0.74	1.43	(69)
Gross loan charge-offs as a % of average total loans (annualized)	0.83	0.44	39
Net loan charge-offs as a % of average total loans (annualized)	0.79	0.35	44
Capital Ratios:
SVBFG CET 1 risk-based capital ratio	12.18%	12.35%	(17)	bps
SVBFG tier 1 risk-based capital ratio	14.01	13.35	66
SVBFG total risk-based capital ratio	14.62	14.45	17
SVBFG tier 1 leverage ratio	8.01	9.00	(99)
SVBFG tangible common equity to tangible assets (5)	6.06	8.70	(264)
SVBFG tangible common equity to risk-weighted assets (5)	12.11	13.40	(129)
Bank CET 1 risk-based capital ratio	12.93	10.90	203
Bank tier 1 risk-based capital ratio	12.93	10.90	203
Bank total risk-based capital ratio	13.56	12.04	152
Bank tier 1 leverage ratio	7.20	7.21	(1)
Bank tangible common equity to tangible assets (5)	6.25	7.63	(138)
Bank tangible common equity to risk-weighted assets (5)	12.87	11.99	88
Other Ratios:
Operating efficiency ratio (6)	45.31%	48.37%	(6.3)%
Non-GAAP core operating efficiency ratio (2)	58.52	47.71	22.7
Total costs of deposits (annualized) (7)	0.04	0.24	(83.3)
Book value per common share (8)	$163.25	$130.02	25.6
Tangible book value per common share (9)	159.50	126.41	26.2
Other Statistics:
Average full-time equivalent employees	4,601	3,672	25.3%
Period-end full-time equivalent employees	4,656	3,710	25.5

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

(5)See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.
(6)The operating efficiency ratio is calculated by dividing total noninterest expense by total net interest income plus noninterest income.
(7)Ratio represents annualized total cost of deposits and is calculated by dividing interest expense from deposits by average total deposits.
(8)Book value per common share is calculated by dividing total SVBFG common stockholders’ equity by total outstanding common shares at period-end.
(9)Tangible book value per common share is calculated by dividing tangible common equity by total outstanding common shares at period-end. Tangible common equity is a non-GAAP measure defined under the section “Capital Resources-Capital Ratios.”

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
There have been no significant changes during the three months ended March 31, 2021 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2020 Form 10-K.
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

	2021 Compared to 2020
	Three months ended March 31, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$1,965	$(16,324)	$(14,359)
Fixed income investment portfolio (taxable)	110,092	(40,315)	69,777
Fixed income investment portfolio (non-taxable)	12,882	(2,663)	10,219
Loans, amortized cost	116,058	(68,205)	47,853
Increase (decrease) in interest income, net	240,997	(127,507)	113,490
Interest expense:
Interest bearing checking and savings accounts	736	22	758
Money market deposits	3,792	(28,061)	(24,269)
Money market deposits in foreign offices	91	17	108
Time deposits	471	(274)	197
Sweep deposits in foreign offices	(37)	(3,718)	(3,755)
Total increase (decrease) in deposits expense	5,053	(32,014)	(26,961)
Short-term borrowings	(166)	(2,548)	(2,714)
1.80% Senior Notes	1,559	—	1,559
3.125% Senior Notes	4,014	—	4,014
3.50% Senior Notes	4	—	4
Total increase (decrease) in borrowings expense	5,411	(2,548)	2,863
Increase (decrease) in interest expense, net	10,464	(34,562)	(24,098)
Increase (decrease) in net interest income	$230,533	$(92,945)	$137,588
Net Interest Income (Fully Taxable Equivalent Basis)
Net interest income increased by $137.6 million to $665.1 million for the three months ended March 31, 2021, compared to $527.5 million for the comparable 2020 period. Overall, our net interest income increased primarily from our fixed income investment securities and loans due to increases in average balances and decreases in interest paid on deposits due to market interest rate decreases. The increase in net interest income was partially offset by lower yields on cash and cash equivalents, fixed income investment securities and loans reflective of the aggregate 150 basis point Federal Funds rate decrease in March 2020.
The main factors affecting interest income and interest expense for the three months ended March 31, 2021, compared to the comparable 2020 period are discussed below:
•Interest income for the three months ended March 31, 2021 increased by $113.5 million due primarily to:
◦An $80.0 million increase in interest income from our fixed income investment securities due primarily to an increase of $26.4 billion in average fixed income investment securities. The increase in interest income from growth of our average fixed income investment securities was partially offset by declines in yields earned on these investments reflective of the lower interest rate market environment, and
◦A $47.9 million increase in interest income on loans to $430.4 million for the three months ended March 31, 2021, compared to $382.6 million for the comparable 2020 period. The increase was reflective of an increase in average loan balances of $12.6 billion, partially offset by a decrease in the overall loan yields of 80 basis points to 3.77 percent from 4.57 percent. Gross loan yields, excluding loan interest recoveries and loan fees, decreased 86 basis points to 3.27 percent from 4.13 percent, driven by growth in our higher credit quality Global Fund Banking portfolio, partially offset by an increase in the reclassification of unrealized gains on interest rate swap cash flow hedges that were terminated in the latter half of the first quarter of 2020.
•Interest expense for the three months ended March 31, 2021 decreased by $24.1 million due primarily to:
◦A $27.0 million decrease in interest expense on deposits due primarily to a decrease in interest paid on our interest-bearing money market deposits due to the decreases in market rates, partially offset by

◦A $2.9 million increase in interest expense on borrowings due primarily to interest expense on our 3.125% Senior Notes issued in June 2020 and our 1.800% Senior Notes issued in February 2021.
Net Interest Margin (Fully Taxable Equivalent Basis)
•Our net interest margin decreased by 83 basis points to 2.29 percent for the three months ended March 31, 2021, compared to 3.12 percent for the comparable 2020 period. The lower margin for the three months ended March 31, 2021 was due primarily to a decrease in yields on loans reflective of the shift in the loan mix as discussed above, as well as higher growth in our lower-yielding short-term investment securities portfolio relative to the growth in our loan portfolio driven by significant growth in our average deposits. Average loans represented 39.2 percent of average interest earnings assets for the three months ended March 31, 2021, compared to 49.4 percent for the comparable 2020 period.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests, preferred stock, and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2021 and 2020:

Average Balances, Rates and Yields for the Three Months Ended March 31, 2021 and 2020

	Three months ended March 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$18,174,315	$3,265	0.07%	$7,308,705	$17,624	0.97%
Investment securities: (2)
Available-for-sale securities:
Taxable	28,247,436	124,512	1.79	13,565,908	77,024	2.28
Held-to-maturity securities:
Taxable	21,590,350	99,650	1.87	11,675,421	77,361	2.66
Non-taxable (3)	3,704,855	26,452	2.90	1,900,640	16,233	3.44
Total loans, amortized cost (4) (5)	46,281,476	430,422	3.77	33,660,728	382,569	4.57
Total interest-earning assets	117,998,432	684,301	2.35	68,111,402	570,811	3.37
Cash and due from banks	1,546,539			797,462
Allowance for credit losses for loans	(484,476)			(327,812)
Other assets (6)	5,754,113			3,826,116
Total assets	$124,814,608			$72,407,168
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$3,661,903	$866	0.10%	$546,428	$108	0.08%
Money market deposits	30,959,253	8,744	0.11	17,613,578	33,013	0.75
Money market deposits in foreign offices	873,090	132	0.06	266,045	24	0.04
Time deposits	657,534	626	0.39	163,343	429	1.06
Sweep deposits in foreign offices	1,223,440	69	0.02	1,882,853	3,824	0.82
Total interest-bearing deposits	37,375,220	10,437	0.11	20,472,247	37,398	0.73
Short-term borrowings	12,137	2	0.07	969,896	2,716	1.13
1.800% Senior Notes	318,569	1,559	1.98	—	—	—
3.125% Senior Notes	495,317	4,014	3.29	—	—	—
3.50% Senior Notes	348,380	3,155	3.67	348,018	3,151	3.64
Total interest-bearing liabilities	38,549,623	19,167	0.20	21,790,161	43,265	0.80
Portion of noninterest-bearing funding sources	79,448,809			46,321,241
Total funding sources	117,998,432	19,167	0.06	68,111,402	43,265	0.25
Noninterest-bearing funding sources:
Demand deposits	73,233,194			41,335,984
Other liabilities	4,020,492			2,277,031
Preferred stock	817,057			340,169
SVBFG common stockholders’ equity	7,983,451			6,512,946
Noncontrolling interests	210,791			150,877
Portion used to fund interest-earning assets	(79,448,809)			(46,321,241)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$124,814,608			$72,407,168
Net interest income and margin		$665,134	2.29%		$527,546	3.12%
Total deposits	$110,608,414			$61,808,231
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(5,555)			(3,409)
Net interest income, as reported		$659,579			$524,137

(1)Includes average interest-earning deposits in other financial institutions of $1.6 billion and $0.9 billion for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, balances also include $14.8 billion and $5.5 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.
(2)Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent for all periods presented.
(4)Nonaccrual loans are reflected in the average balances of loans.
(5)Interest income includes loan fees of $57.7 million and $36.7 million for the three months ended March 31, 2021 and 2020, respectively.
(6)Average investment securities of $3.4 billion and $1.6 billion for the three months ended March 31, 2021 and 2020, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other equity securities.

Provision for Credit Losses
The provision for credit losses is the combination of (i) the provision for loans, (ii) the provision for unfunded credit commitments and (iii) the provision for HTM securities. Our provision for credit losses equals our best estimate of probable credit losses that are inherent in the portfolios at the balance sheet date.
The following table summarizes our allowance for credit losses for loans, unfunded credit commitments and HTM securities for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in thousands, except ratios)	2021	2020
Allowance for credit losses for loans, beginning balance	$447,765	$304,924
Day one impact of adopting ASC 326	—	25,464
Provision for loans	34,026	248,901
Gross loan charge-offs	(95,005)	(36,896)
Loan recoveries	4,853	7,755
Foreign currency translation adjustments	112	(1,185)
Allowance for credit losses for loans, ending balance	$391,751	$548,963
Allowance for credit losses for unfunded credit commitments, beginning balance	120,796	67,656
Day one impact of adopting ASC 326	—	22,826
Reduction of unfunded credit commitments	(16,067)	(5,477)
Foreign currency translation adjustments	21	(315)
Allowance for credit losses for unfunded credit commitments, ending balance (1)	$104,750	$84,690
Allowance for credit losses for HTM securities, beginning balance	392	—
Day one impact of adopting ASC 326	—	174
Provision for HTM securities	720	56
Allowance for credit losses for HTM securities, ending balance (2)	$1,112	$230
Ratios and other information:
Provision for loans as a percentage of period-end total loans (annualized)	0.29%	2.78%
Gross loan charge-offs as a percentage of average total loans (annualized)	0.83	0.44
Net loan charge-offs as a percentage of average total loans (annualized)	0.79	0.35
Allowance for credit losses for loans as a percentage of period-end total loans	0.82	1.53
Provision for credit losses	$18,679	$243,480
Period-end total loans	47,675,166	35,968,085
Average total loans	46,281,476	33,660,728
Allowance for loan losses for nonaccrual loans	41,851	34,876
Nonaccrual loans	90,247	50,607

(1)The “allowance for credit losses for unfunded credit commitments” is included as a component of “Other liabilities” on our consolidated balance sheets.
(2)The "allowance for credit losses for HTM securities" is included as a component of "HTM securities" and presented net in our consolidated financial statements.

Potential Fraudulent Client Activity
During the three months ended March 31, 2021, we became aware of potentially fraudulent activity conducted by JES Global Capital, Inc., a client of Silicon Valley Bank, our principal banking subsidiary, and certain of its affiliates, in connection with a loan transaction funded in early February 2021. Our investigation into this incident to determine the potential credit exposure resulted in a charge-off of $80.0 million, or $59.2 million net of tax, relating to a Global Fund Banking capital call line of credit.
We are working with the appropriate law enforcement authorities in connection with this matter and intend to pursue all available sources of recovery and other measures to mitigate the extent of the loss.

Based on our review of the potentially fraudulent activity, as well as our risk assessment review of the Global Fund Banking loan portfolio conducted in light of the incident, we currently believe this incident to be an isolated occurrence involving a single business relationship.
Provision for Loans
We had a provision for credit losses for loans of $34.0 million for the three months ended March 31, 2021, compared to a provision of $248.9 million for the three months ended March 31, 2020. The provision for loans of $34.0 million for the three months ended March 31, 2021 was driven primarily by $85.8 million in charge-offs not specifically reserved for at December 31, 2020, of which $80.0 million was related to the potentially fraudulent activity discussed above, and a $17.9 million increase for loan growth. These increases were partially offset by $4.9 million of recoveries and a $61.7 million reduction in performing reserves a result of the ongoing improvement of economic scenarios in our forecast models.
The provision for loan losses of $248.9 million for the three months ended March 31, 2020, was driven primarily by $190.7 million in additional reserves for our performing loans based on our forecast models of the economic environment, including the impact of the COVID-19 pandemic, as well as changes in loan composition within our portfolio segments, $40.9 million in additional reserves for period-end loan growth, $13.1 million for charge-offs not specifically reserved for at December 31, 2019 and $10.7 million in net new nonaccrual loans, partially offset by $7.8 million of recoveries.
Provision for Unfunded Credit Commitments
We recorded a reduction of our credit loss estimate for unfunded credit commitments of $16.1 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively. The reduction of $16.1 million in the current period was driven primarily by improved economic scenarios in our forecast models, partially offset by changes in the unfunded credit commitments' composition within our portfolio segments.
The reduction of our expected credit losses for unfunded credit commitments of $5.5 million for the three months ended March 31, 2020, was driven primarily by a decrease in the expected future commitments for milestone tranches, which are tied to company performance or additional funding rounds, based on our forecast models of the economic environment, including the impact of the COVID-19 pandemic.
Gross Loan Charge-Offs
Gross loan charge-offs were $95.0 million for the first quarter of 2021, of which $80.0 million relates to the potentially fraudulent Global Fund Banking activity discussed above, and an additional $5.8 million that was not specifically reserved for at December 31, 2020. The remaining $15.0 million gross loan charge-offs were driven primarily by our Investor Dependent loan portfolio.
Gross loan charge-offs were $36.9 million for the first quarter of 2020, of which $13.1 million was not specifically reserved for at December 31, 2019. Gross loan charge-offs were driven primarily by a $33.4 million charge-off for our investor dependent clients with one $10.7 million charge-off related to a later-stage life sciences/healthcare client. The remaining charge-offs came primarily from our Sponsor Led Buyout risk-based segment.
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
Provision for HTM Securities
We recorded a provision for credit losses for HTM securities of $0.7 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. Our provision for HTM securities of $0.7 million for the first quarter of 2021 was driven primarily by the purchase of corporate bonds during the first quarter of 2021. Our HTM portfolio as of March 31, 2021 was entirely made up of A1 or better rated bonds, all considered investment grade.
The provision for credit losses for HTM securities of $0.1 million for the first quarter of 2020 was driven primarily by our forecast models of the economic environment, including the impact of the COVID-19 pandemic. Our HTM portfolio as of March 31, 2020 was entirely made up of Aa3 or better rated bonds, all considered high quality.
See Note 6 - "Investment Securities" under Part I, Item 1 of this report for further details on our allowance for credit losses for HTM securities.

Noninterest Income
For the three months ended March 31, 2021, noninterest income was $744.2 million compared to $301.9 million and for the comparable 2020 period. For the three months ended March 31, 2021, non-GAAP noninterest income, net of noncontrolling interests was $719.1 million compared to $303.8 million for the comparable 2020 period. For the three months ended March 31, 2021, non-GAAP core fee income plus SVB Leerink revenue was $325.6 million compared to $231.3 million for the comparable 2020 period. For the three months ended March 31, 2021, non-GAAP core fee income was $158.9 million compared to $168.5 million for the comparable 2020 period. (See reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures”.)
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

The following table provides a reconciliation of GAAP noninterest income to non-GAAP noninterest income, net of noncontrolling interests, for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
GAAP noninterest income	$744,180	$301,934	146.5%
Less: income (loss) attributable to noncontrolling interests, including carried interest allocation	25,067	(1,854)	NM
Non-GAAP noninterest income, net of noncontrolling interests	$719,113	$303,788	136.7

NM—Not meaningful
The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
GAAP noninterest income	$744,180	$301,934	146.5%
Less: gains on investment securities, net	167,078	46,055	NM
Less: gains on equity warrant assets, net	221,685	13,395	NM
Less: other noninterest income	29,792	11,137	167.5
Non-GAAP core fee income plus SVB Leerink revenue (1)	$325,625	$231,347	40.8
Investment banking revenue	142,302	46,867	NM
Commissions	24,439	16,022	52.5
Non-GAAP SVB Leerink revenue (2)	$166,741	$62,889	165.1
Non-GAAP core fee income (3)	$158,884	$168,458	(5.7)

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
For the three months ended March 31, 2021, we had net gains on investment securities of $167.1 million, compared to $46.1 million for the comparable 2020 period. Non-GAAP net gains on investment securities, net of noncontrolling interests, were $142.0 million for the three months ended March 31, 2021, compared to non-GAAP net gains, net of controlling interest of $47.6 million for the comparable 2020 period.
Non-GAAP net gains on investment securities, net of noncontrolling interests, of $142.0 million for the three months ended March 31, 2021 were driven by the following:
•Gains of $76.3 million from our public equity securities investments, driven primarily by realized gains on common stock shares sold, which includes $43.3 million from the sale of BigCommerce Holdings, Inc. common stock shares, as well as gains from other public equity securities held in our portfolio, and
•Gains of $47.9 million from our strategic and other investments and managed funds of funds portfolios, driven primarily by net unrealized valuation increases.
The following tables provide a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three months ended March 31, 2021 and 2020:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Managed Credit Funds	Public Equity Securities	Debt Funds	Sales of AFS Debt Securities	Strategic and Other Investments	SVB Leerink	Total
Three months ended March 31, 2021
Total gains on investment securities, net	$30,692	$18,487	$7,048	$76,321	$414	$—	$30,367	$3,749	$167,078
Less: income attributable to noncontrolling interests, including carried interest allocation	13,165	8,668	868	—	—	—	—	2,330	25,031
Non-GAAP net gains on investment securities, net of noncontrolling interests	$17,527	$9,819	$6,180	$76,321	$414	$—	$30,367	$1,419	$142,047

Three months ended March 31, 2020
Total gains (losses) on investment securities, net	$(2,464)	$(2,272)	$—	$(4,206)	$(362)	$61,165	$(4,017)	$(1,789)	$46,055
Less: (loss) income attributable to noncontrolling interests, including carried interest allocation	(306)	(1,327)	—	—	—	—	—	98	(1,535)
Non-GAAP net gains (loss) on investment securities, net of noncontrolling interests	$(2,158)	$(945)	$—	$(4,206)	$(362)	$61,165	$(4,017)	$(1,887)	$47,590

Gains on Equity Warrant Assets, Net
Net gains on equity warrant assets were $221.7 million for the three months ended March 31, 2021, compared to net gains of $13.4 million for the comparable 2020 period. Net gains on equity warrant assets for the three months ended March 31, 2021 consisted of:
•Net gains on exercises of $159.6 million reflective of $115.8 million in gains related to Coinbase Global, Inc.'s ("Coinbase") announcement to enter the public markets via a direct listing with remaining gains driven primarily by IPO activity, and

•Net gains of $62.3 million from warrant valuations increases, driven by pending SPAC activity as well as pending M&A and IPO activity.
Investment in Coinbase
As of the date of this filing, we have sold all of our common stock shares of Coinbase resulting in pre-tax gains on investment securities of approximately $38.2 million to be recorded in the second quarter of 2021.
A summary of gains on equity warrant assets, net, for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
Equity warrant assets (1):
Gains on exercises, net	$159,637	$19,193	NM
Terminations	(249)	(326)	(23.6)%
Changes in fair value, net	62,297	(5,472)	NM
Total gains on equity warrant assets, net	$221,685	$13,395	NM

NM—Not meaningful
(1)    At March 31, 2021, we held warrants in 2,670 companies, compared to 2,342 companies at March 31, 2020. The total fair value of our warrant portfolio was $244.3 million at March 31, 2021 and $152.7 million at March 31, 2020. Warrants in 42 companies each had fair values greater than $1.0 million and collectively represented $113.7 million, or 46.5 percent, of the fair value of the total warrant portfolio at March 31, 2021. Warrants in 19 companies each had fair values greater than $1.0 million and collectively represented $46.7 million, or 30.6 percent, of the fair value of the total warrant portfolio at March 31, 2020.
Non-GAAP Core Fee Income

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
Non-GAAP core fee income (1):
Client investment fees	$20,065	$43,393	(53.8)%
Foreign exchange fees	57,393	47,505	20.8
Credit card fees	27,567	28,304	(2.6)
Deposit service charges	25,151	24,589	2.3
Lending related fees	15,657	13,125	19.3
Letters of credit and standby letters of credit fees	13,051	11,542	13.1
Total non-GAAP core fee income (1)	$158,884	$168,458	(5.7)
Investment banking revenue	142,302	46,867	NM
Commissions	24,439	16,022	52.5
Total non-GAAP Leerink revenue (2)	$166,741	$62,889	165.1
Total non-GAAP core fee income plus SVB Leerink revenue (3)	$325,625	$231,347	40.8

NM—Not meaningful
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

Client Investment Fees
Client investment fees were $20.1 million for the three months ended March 31, 2021 compared to $43.4 million for the comparable 2020 period. The decrease was reflective of a reduction in fee margin resulting from lower short-term market rates, offset by large increases in average off-balance sheet client investment funds. Given our expectations of a continued low rate environment, we generally expect client investment fees in 2021 to be lower than 2020.
A summary of client investment fees by instrument type for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
Client investment fees by type:
Sweep money market fees	$10,461	$23,049	(54.6)%
Asset management fees	9,020	9,137	(1.3)
Repurchase agreement fees	584	11,207	(94.8)
Total client investment fees	$20,065	$43,393	(53.8)
The following table summarizes average client investment funds for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in millions)	2021	2020	% Change
Sweep money market funds	$67,138	$43,045	56.0%
Client investment assets under management (1)	72,478	50,746	42.8
Repurchase agreements	11,963	9,799	22.1
Total average client investment funds (2)	$151,579	$103,590	46.3

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at March 31, 2021 and December 31, 2020:

(Dollars in millions)	March 31, 2021	December 31, 2020	% Change
Sweep money market funds	$75,328	$59,844	25.9%
Client investment assets under management (1)	75,970	70,671	7.5
Repurchase agreements	12,584	10,538	19.4
Total period-end client investment funds (2)	$163,882	$141,053	16.2

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
Foreign Exchange Fees
Foreign exchange fees were $57.4 million for the three months ended March 31, 2021 compared to $47.5 million for the comparable 2020 period. The increase in foreign exchange fees was driven primarily by increases in spot contract commissions driven by increased volume of trades for the three months ended March 31, 2021 compared to the 2020 period, driven primarily by our global expansion initiative and increased client engagement efforts.
A summary of foreign exchange fee income by instrument type for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
Foreign exchange fees by instrument type:
Spot contract commissions	$54,929	$40,934	34.2%
Forward contract commissions	2,348	6,339	(63.0)
Option premium fees	116	232	(50.0)
Total foreign exchange fees	$57,393	$47,505	20.8
Credit Card Fees
Credit card fees were $27.6 million for the three months ended March 31, 2021, compared to $28.3 million for the comparable 2020 period. Credit card fees decreased slightly due to lower transaction volumes resulting from a full quarter impact of the COVID-19 pandemic.
A summary of credit card fees by instrument type for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
Credit card fees by instrument type:
Card interchange fees, net	$22,848	$21,775	4.9%
Merchant service fees	3,772	5,027	(25.0)
Card service fees	947	1,502	(37.0)
Total credit card fees	$27,567	$28,304	(2.6)
Deposit Service Charges
Deposit service charges were $25.2 million for the three months ended March 31, 2021 compared to $24.6 million for the comparable 2020 period. Deposit service charges remained relatively flat due to the increases in product revenues being offset by higher earnings credits.
Lending Related Fees
Lending related fees were $15.7 million for the three months ended March 31, 2021 compared to $13.1 million for the comparable 2020 period. The increase was primarily due to increases in fees earned from unused lines of credit due to strong client liquidity.
A summary of lending related fees by type for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
Lending related fees by instrument type:
Unused commitment fees	$12,256	$8,406	45.8%
Other	3,401	4,719	(27.9)
Total lending related fees	$15,657	$13,125	19.3
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees were $13.1 million for the three months ended March 31, 2021, compared to $11.5 million for the comparable 2020 period. The increase was driven primarily by an increase in deferred fee income reflective of larger letter of credit issuances.
Investment Banking Revenue
Investment banking revenue was $142.3 million for the three months ended March 31, 2021, compared to $46.9 million for the comparable 2020 period. The increase was attributable to exceptional levels of funding activity in the life science/healthcare secondary markets, resulting in an increase in public equity underwriting fees.
A summary of investment banking revenue by type for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
Investment banking revenue:
Underwriting fees	$125,076	$31,290	NM
Advisory fees	4,450	15,487	(71.3)
Private placements and other	12,776	90	NM
Total investment banking revenue	$142,302	$46,867	NM

NM—Not meaningful
Commissions
Commissions for the three months ended March 31, 2021 were $24.4 million, compared to $16.0 million for the comparable 2020 period. Commissions include commissions received from clients for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The increase was driven by higher trade volume as well as strategic hires made in the third quarter of 2020 to drive growth in derivatives and convertible revenue.
Other
Other noninterest income for the three months ended March 31, 2021 was $29.8 million, compared to $11.1 million for the comparable 2020 period. The increase was driven primarily by gains on other derivatives, compared to losses on other derivatives in the 2020 period, and higher fund management fees due to additional funds managed.
Noninterest Expense
A summary of noninterest expense for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
Compensation and benefits	$445,425	$255,586	74.3%
Professional services	81,343	38,705	110.2
Premises and equipment	32,822	26,940	21.8
Net occupancy	17,681	18,346	(3.6)
Business development and travel	3,811	14,071	(72.9)
FDIC and state assessments	9,463	5,234	80.8
Other	45,456	40,703	11.7
Total noninterest expense	$636,001	$399,585	59.2
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

The table below provides a summary of non-GAAP noninterest expense and non-GAAP core operating efficiency ratio for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
Non-GAAP core operating efficiency ratio (Dollars in thousands, except ratios)	2021	2020	% Change
GAAP noninterest expense	$636,001	$399,585	59.2%
Less: expense attributable to noncontrolling interests	117	140	(16.4)
Non-GAAP noninterest expense, net of noncontrolling interests	635,884	399,445	59.2
Less: expense attributable to SVB Leerink	136,351	62,037	119.8
Non-GAAP noninterest expense, net of noncontrolling interests and SVB Leerink	$499,533	$337,408	48.1

GAAP net interest income	$659,579	$524,137	25.8
Adjustments for taxable equivalent basis	5,555	3,409	63.0
Non-GAAP taxable equivalent net interest income	665,134	527,546	26.1
Less: income attributable to noncontrolling interests	—	21	(100.0)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	665,134	527,525	26.1
Less: net interest income attributable to SVB Leerink	166	201	(17.4)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests and SVB Leerink	$664,968	$527,324	26.1

GAAP noninterest income	$744,180	$301,934	146.5
Less: income (loss) attributable to noncontrolling interests, including carried interest allocation	25,067	(1,854)	NM
Non-GAAP noninterest income, net of noncontrolling interests	719,113	303,788	136.7
Less: non-GAAP net gains on investment securities, net of noncontrolling interests	142,047	47,590	198.5
Less: net gains on equity warrant assets	221,685	13,395	NM
Less: investment banking revenue	142,302	46,867	NM
Less: commissions	24,439	16,022	52.5
Non-GAAP noninterest income, net of noncontrolling interests and net of net gains on investment securities, net gains on equity warrant assets, investment banking revenue and commissions	$188,640	$179,914	4.9

GAAP total revenue	$1,403,759	$826,071	69.9
Non-GAAP taxable equivalent revenue, net of noncontrolling interests and SVB Leerink, net gains on investment securities, net gains on equity warrant assets, investment banking revenue and commissions	$853,608	$707,238	20.7

Operating efficiency ratio	45.31%	48.37%	(6.3)
Non-GAAP core operating efficiency ratio (1)	58.52	47.71	22.7

NM—Not meaningful
(1) The non-GAAP core operating efficiency ratio is calculated by dividing noninterest expense after adjusting for noninterest expense attributable to SVB Leerink by total revenue after adjusting for net interest income attributable to SVB Leerink, net gains or losses on investment securities and equity warrant assets investment banking revenue and commissions. Additionally, noninterest expense and total revenue are adjusted for income or losses and expenses attributable to noncontrolling interests and adjustments to net interest income for a taxable equivalent basis.

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in thousands, except employees)	2021	2020	% Change
Compensation and benefits:
Salaries and wages	$163,558	$115,614	41.5%
Incentive compensation plans	149,645	66,674	124.4
Other employee incentives and benefits (1)	132,222	73,298	80.4
Total compensation and benefits	$445,425	$255,586	74.3
Period-end full-time equivalent employees	4,656	3,710	25.5
Average full-time equivalent employees	4,601	3,672	25.3

(1)Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), ESOP, warrant incentive and retention plans, agency fees and other employee-related expenses.
Compensation and benefits expense was $445.4 million for the three months ended March 31, 2021, compared to $255.6 million for the comparable 2020 period. The key changes in factors affecting compensation and benefits expense were as follows:
•An increase of $47.9 million in salaries and wages reflective primarily of the increase in the number of average FTE to 4,601 for the first quarter of 2021 compared to 3,672 for 2020 driven by strong hiring for in-sourcing, product development and revenue growth, as well as annual pay raises during the first quarter of 2021,
•An increase of $83.0 million in incentive compensation plans expense related primarily to strategic hires for SVB Leerink as well as the increase in SVB Leerink incentive compensation expense and our incentive accruals as a result of a strong first quarter performance as compared to the same period in 2020, and
•An increase of $58.9 million in other employee incentives and benefits driven primarily by an increase in warrant incentive plan of $28.8 million due to strong warrant gains during the first quarter of 2021, an increase in payroll taxes of $6.0 million reflective of our increased headcount since the first quarter of 2020 and an increase of $7.5 million in share-based compensation expense due to an increase in the annual vesting of our restricted stock awards in 2021 due to additional awards granted during the second quarter of 2020.
Our variable compensation plans consist primarily of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, Deferred Compensation Plan, 401(k) and ESOP Plan, SVB Leerink Incentive Compensation Plan and SVB Leerink Retention Award (see descriptions in our 2020 Form 10-K). Total costs incurred under these plans were $201.6 million for the three months ended March 31, 2021 compared to $85.2 million for the comparable 2020 period. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $81.3 million for the three months ended March 31, 2021, compared to $38.7 million for the comparable 2020 period. The increase was driven primarily by costs to support the second round of PPP as well as higher consulting fees related to our continued effort towards investments in our infrastructure, initiatives and operating projects to support our presence both domestically and globally.
Premises and Equipment
Premises and equipment expense was $32.8 million for the three months ended March 31, 2021, compared to $26.9 million for the comparable 2020 period. The increase was primarily related to increased depreciation expense and higher computer maintenance expenses for the first quarter of 2021 compared to the 2020 period.
Net Occupancy
    Net occupancy expense was $17.7 million for the three months ended March 31, 2021, compared to $18.3 million for the comparable 2020 period. The decrease was driven primarily by our decision to vacate certain leased office spaces in the fourth quarter of 2020.

Business Development and Travel
    Business development and travel expense was $3.8 million for the three months ended March 31, 2021, compared to $14.1 million for the comparable 2020 period. The decrease was primarily due to the continued impact of the COVID-19 pandemic on domestic and international travel.
FDIC and State Assessments
    FDIC and state assessments expense was $9.5 million for the three months ended March 31, 2021, compared to $5.2 million for the comparable 2020 period. The increase was due primarily to the increase in our average assets.
Other Noninterest Expense
A summary of other noninterest expense for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
Lending and other client related processing costs	$7,516	$9,158	(17.9)%
Correspondent bank fees	4,301	3,986	7.9
Investment banking activities	6,730	3,030	122.1
Trade order execution costs	2,988	2,745	8.9
Data processing services	4,606	3,454	33.4
Telephone	1,872	2,227	(15.9)
Dues and publications	1,103	1,130	(2.4)
Postage and supplies	570	856	(33.4)
Other	15,770	14,117	11.7
Total other noninterest expense	$45,456	$40,703	11.7
Total other noninterest expense was $45.5 million for the three months ended March 31, 2021, compared to $40.7 million for the comparable 2020 period. The increase was driven primarily by the increase in expenses related to investment banking activities due to strong investment banking revenue.
Operating Efficiency Ratio
GAAP operating efficiency ratio decreased from 45.31 percent, compared to 48.37 percent. Non-GAAP core operating efficiency ratio increased from 58.52 percent, compared to 47.71 percent. (See non-GAAP reconciliation under the section “Use of Non-GAAP Financial Measures.”) GAAP operating efficiency ratio decreased slightly primarily as a result of a greater increase in revenue, when compared to the increase in expenses, particularly in noninterest income driven by gains on investment securities and warrant assets and investment banking revenue. Non-GAAP core operating efficiency ratio increased due primarily to the overall increase in expenses related to our core business as a percentage of revenue attributable primarily to an increase in compensation and benefits and professional services expenses.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “net income attributable to noncontrolling interests” on our statements of income.
In the table below, noninterest income consists primarily of net investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the managed funds’ general partners. A summary of net income attributable to noncontrolling interests for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
Net interest income (1)	$—	$(21)	(100.0)%
Noninterest (gains) losses (1)	(15,796)	2,491	NM
Noninterest expense (1)	117	140	(16.4)
Carried interest allocation (2)	(9,271)	(637)	NM
Net (income) loss attributable to noncontrolling interests	$(24,950)	$1,973	NM

NM—Not meaningful
(1)Represents noncontrolling interests’ share in net interest income, noninterest income or loss and noninterest expense.
(2)Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.

Net income attributable to noncontrolling interests was $25.0 million for the three months ended March 31, 2021, compared to a net loss of $2.0 million for the comparable 2020 period. Net income attributable to noncontrolling interests of $25.0 million for the three months ended March 31, 2021 was driven primarily by net gains on investments securities (including carried interest allocation) from our managed funds of funds and our managed direct venture funds portfolios reflective of the overall market performance during the first quarter of 2021. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net.”
Income Taxes
Our effective income tax rate was 25.9 percent for the three months ended March 31, 2021, compared to 26.7 percent for the comparable 2020 period. The decrease in our effective tax rate was driven primarily by an increase in the recognition of excess tax benefits from share-based compensation in the first quarter of 2021 which is reflective of a higher number of stock option exercises due to the increase in our stock price. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
Operating Segment Results
We have four segments for which we report our financial information: Global Commercial Bank, SVB Private Bank, SVB Capital and SVB Leerink.
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 13 — “Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.
The following is our reportable segment information for the three months ended March 31, 2021 and 2020:
Global Commercial Bank

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
Net interest income	$618,609	$463,835	33.4%
Provision for credit losses	(44,503)	(194,411)	(77.1)
Noninterest income	158,671	166,834	(4.9)
Noninterest expense	(277,763)	(224,855)	23.5
Income before income tax expense	$455,014	$211,403	115.2
Total average loans, amortized cost	$39,286,744	$29,137,484	34.8
Total average assets	108,927,856	61,813,129	76.2
Total average deposits	106,267,572	59,217,433	79.5
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $455.0 million for the three months ended March 31, 2021, compared to $211.4 million for the comparable 2020 period. The key components of GCB's performance for the three months ended March 31, 2021 compared to the comparable 2020 period are discussed below.

Net interest income from GCB increased by $154.8 million for the three months ended March 31, 2021, due primarily to an increase in loan interest income resulting primarily from higher average loan balances, partially offset by a decrease in loan yields as a result of the shift in the loan mix.
The provision for credit losses of $44.5 million for the three months ended March 31, 2021 was driven primarily by $85.8 million for charge-offs not specifically reserved for at December 31, 2020 and a $16.5 million increase related to loan growth, partially offset by a $47.1 million reduction in reserves for our performing loans based on our forecast models of the economic environment, $5.8 million in net new nonaccrual loans and $4.9 million of recoveries.
The provision for credit losses of $194.4 million for the three months ended March 31, 2020 was driven primarily by $140.4 million in additional reserves for our performing loans based on our forecast models of the economic environment, including the impact of the COVID-19 pandemic, as well as changes in loan composition within our portfolio segments, $40.9 million in additional reserves for period-end loan growth, $13.1 million for charge-offs not specifically reserved for at December 31, 2019 and $10.7 million in net new nonaccrual loans, partially offset by $7.8 million of recoveries.
Noninterest income decreased by $8.2 million for the three months ended March 31, 2021 related primarily to an overall decrease in our non-GAAP core fee income (lower client investment fees partially offset by higher foreign exchange fees and lending related fees). The overall decrease was due primarily to the impact of the federal funds rate decreases on client investment fee yields partially offset by an increase in average client fund balances, higher foreign exchange transaction volumes and an increase in unused commitment fees.
Noninterest expense increased by $52.9 million for the three months ended March 31, 2021, due primarily to compensation and benefits expense and professional services expense, partially offset by a decrease in business development and travel expense. Compensation and benefits expense increased $46.4 million as a result of higher salaries and wages expenses and higher incentive compensation expense. The increase in GCB salaries and wages was due primarily to an increase in the average number of FTEs at GCB, which increased to 3,223 FTEs for the three months ended March 31, 2021, from 2,692 FTEs for the comparable 2020 period. Incentive compensation expense increased due primarily to an increase in our 2021 full-year projected financial performance. Professional services expense increased due to higher expenses primarily related to our continued effort towards investments in our infrastructure, initiatives and operating projects to support our presence both domestically and globally. Business development and travel expense decreased primarily due to the continued impact of COVID-19 on domestic and international travel.
SVB Private Bank

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
Net interest income	$27,025	$15,164	78.2%
Reduction of (provision for) credit losses	8,567	(54,490)	(115.7)
Noninterest income	998	900	10.9
Noninterest expense	(12,958)	(10,090)	28.4
Income (loss) before income tax expense	$23,632	$(48,516)	(148.7)
Total average loans, amortized cost	$4,977,080	$3,857,478	29.0
Total average assets	5,028,004	3,892,400	29.2
Total average deposits	3,292,673	1,922,663	71.3

Net interest income from our SVB Private Bank increased by $11.9 million for the three months ended March 31, 2021, due primarily to the increase in average loans for the three months ended March 31, 2021 as compared to the 2020 comparable period, partially offset by decreases in loan yields as a result of overall market rate decreases.
The reduction of credit losses of $8.6 million for the three months ended March 31, 2021 was reflective primarily of improved economic scenarios in our forecast models partially offset by net new nonaccruals.
The provision for credit losses of $54.5 million for the three months ended March 31, 2020 was driven primarily by the adoption of CECL during the first quarter of 2020 attributable primarily to a $50.3 million increase in additional reserves for our performing loans. The increase for our performing loans is reflective of the increases in reserves required for longer duration mortgage loans as well as the additional reserves for our performing loans based on our forecast models of the current economic environment, including the impact of the COVID-19 pandemic.

SVB Capital

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
Net interest income	$2	$21	(90.5)%
Noninterest income	68,594	4,918	NM
Noninterest expense	(15,233)	(8,585)	77.4
Income (loss) before income tax expense	$53,363	$(3,646)	NM
Total average assets	$576,705	$447,201	29.0

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
SVB Capital had noninterest income of $68.6 million for the three months ended March 31, 2021, compared to $4.9 million for the comparable 2020 period. The increase in noninterest income was due primarily to an increase in net gains on investment securities for the three months ended March 31, 2021, compared to net losses for the comparable 2020 period. SVB Capital’s components of noninterest income primarily include the following:
•Net gains on investment securities of $53.7 million for the three months ended March 31, 2021, compared to net losses of $5.9 million for the comparable 2020 period. The net gains on investment securities of $53.7 million were driven primarily by unrealized net valuation increases from private company investments held in our strategic venture capital funds as well as in our managed funds of funds portfolio.

SVB Leerink

	Three months ended March 31,
(Dollars in thousands)	2021	2020	% Change
Net interest income	$166	$201	(17.4)%
Noninterest income	170,967	62,677	172.8
Noninterest expense	(136,352)	(62,037)	119.8
Income before income tax expense	$34,781	$841	NM
Total average assets	$767,300	$483,648	58.6

NM—Not meaningful
SVB Leerink’s components of noninterest income primarily include investment banking revenue, commissions and net gains and losses on non-marketable and other equity securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.
SVB Leerink had noninterest income of $171.0 million for the three months ended March 31, 2021, compared to $62.7 million for the comparable 2020 period. The $108.3 million increase in noninterest income was primarily due to a $95.4 million increase in investment banking revenue attributable to higher levels of funding activity in the life science/healthcare secondary markets and by the increase in public equity underwriting fees.
SVB Leerink had noninterest expense of $136.4 million for the three months ended March 31, 2021, compared to $62.0 million for the comparable 2020 period. The $74.3 million increase in noninterest expense was primarily due to a $68.7 million increase in compensation and benefits expense driven primarily by an increase in incentive compensation expense as a result of strong first quarter performance as compared to the same period in 2020 and an increase in salaries and wages expense due to strategic hires subsequent to the first quarter of 2020.

Consolidated Financial Condition
Our total assets, and total liabilities and stockholders' equity, were $142.3 billion at March 31, 2021 compared to $115.5 billion at December 31, 2020, an increase of $26.8 billion, or 23.2 percent. Refer below to a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $21.3 billion at March 31, 2021, an increase of $3.6 billion, or 20.3 percent, compared to $17.7 billion at December 31, 2020. The increase was driven by the significant growth in deposits of $22.2 billion. As of March 31, 2021, $16.6 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $3.4 billion. As of December 31, 2020, $13.7 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $3.0 billion.

Investment Securities
Investment securities totaled $69.0 billion at March 31, 2021, an increase of $19.7 billion, or 40.0 percent, compared to $49.3 billion at December 31, 2020. Our investment securities portfolio is comprised of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest earning fixed income investment securities; and (ii) a non-marketable and other equity securities portfolio, which represents primarily investments managed as part of our funds management business, investments in qualified affordable housing projects, as well as public equity securities held as a result of equity warrant assets exercised.
Available-for-Sale Securities
Period-end available-for-sale securities were $26.0 billion at March 31, 2021, compared to $30.9 billion at December 31, 2020, a decrease of $4.9 billion, or 15.9 percent. The $4.9 billion decrease in period-end AFS securities balances from December 31, 2020 to March 31, 2021, was driven primarily by a $2.9 billion re-designation of AFS securities to HTM securities, paydowns and maturities of $1.7 billion and a decrease in fair value of $0.8 billion due to the increase in interest rates, partially offset by purchases of $0.5 billion during the quarter. Securities classified as available-for-sale are carried at fair value with changes in fair value recorded as unrealized gains or losses in a separate component of stockholders' equity.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as available-for-sale as of March 31, 2021. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	March 31, 2021
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$4,438,396	1.82%	$40,481	0.03%	$3,844,128	1.84%	$553,787	1.79%	$—	—%
U.S. agency debentures	226,095	1.85	—	—	—	—	226,095	1.85	—	—
Foreign government debt securities	23,450	(0.70)	23,450	(0.70)	—	—	—	—	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	12,514,911	1.55	—	—	—	—	—	—	12,514,911	1.55
Agency-issued collateralized mortgage obligations—fixed rate	7,256,626	1.23	—	—	—	—	—	—	7,256,626	1.23
Agency-issued commercial mortgage-backed securities	1,526,993	1.75	—	—	—	—	1,526,993	1.75	—	—
Total	$25,986,471	1.52	$63,931	(0.24)	$3,844,128	1.84	$2,306,875	1.77	$19,771,537	1.43
Held-to-Maturity Securities
Period-end held-to-maturity securities were $41.2 billion at March 31, 2021, compared to $16.6 billion at December 31, 2020, an increase of $24.6 billion, or 148.1 percent. The $24.6 billion increase in period-end HTM security balances from December 31, 2020 to March 31, 2021 was driven by purchases of $23.5 billion and the re-designation of $2.9 billion of AFS securities to HTM securities, partially offset by $1.8 billion in paydowns and maturities during the quarter. The securities re-designated consisted of agency-issued commercial mortgage-backed securities with a total carrying value of $2.9 billion at March 31, 2021. At the time of re-designation the securities had unrealized gains totaling $8.7 million, recorded in accumulated other comprehensive income and are being amortized over the life of the securities in a manner consistent with the amortization of a premium or discount.
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
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of March 31, 2021. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	March 31, 2021
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$404,571	2.46%	$4,066	2.76%	$141,117	2.55%	$259,388	2.40%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	23,525,681	1.67	6,319	1.64	11,663	2.18	494,951	2.47	23,012,748	1.65
Agency-issued collateralized mortgage obligations—fixed rate	2,425,024	1.34	—	—	5,356	1.76	447,781	1.62	1,971,887	1.28
Agency-issued collateralized mortgage obligations—variable rate	128,370	0.74	—	—	—	—	—	—	128,370	0.74
Agency-issued commercial mortgage-backed securities	10,075,165	1.02	—	—	—	—	536,203	1.98	9,538,962	0.97
Municipal bonds and notes	4,555,237	2.33	48,536	2.85	130,482	2.54	756,078	2.29	3,620,141	2.36
Corporate bonds	51,684	1.96	—	—	—	—	51,684	1.96	—	—
Total	$41,165,732	1.64	$58,921	2.71	$288,618	2.52	$2,546,085	2.52	$38,272,108	1.58
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. The estimated weighted-average duration of our fixed income investment securities portfolio was 4.8 and 3.7 years at March 31, 2021 and December 31, 2020, respectively. The weighted-average duration of our total fixed income securities portfolio including the impact of our fair value swaps was 4.3 years at March 31, 2021. We are focused on shortening AFS portfolio duration to less than two years to mitigate OCI risk while buying three- to five-year duration HTM securities to support portfolio yields. We continue to invest excess on-balance sheet liquidity in high-quality securities (agency MBS/CMOs/CMBS and municipal securities), primarily classified as HTM.

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
Period-end non-marketable and other equity securities were $1.9 billion ($1.6 billion net of noncontrolling interest) at March 31, 2021 compared to $1.8 billion ($1.6 billion net of noncontrolling interest) at December 31, 2020, an increase of $0.1 billion, or 3.1 percent. The following table summarizes the carrying value (as reported) of non-marketable and other equity securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$96,016	$25,192	$88,937	$22,783
Unconsolidated venture capital and private equity fund investments (2)	178,407	178,407	184,886	184,886
Other investments without a readily determinable fair value (3)	200,367	200,367	60,975	60,975
Other equity securities in public companies (fair value accounting (4)	160,810	160,810	280,804	280,804
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	394,349	239,338	362,192	214,904
Debt funds	5,813	5,813	5,444	5,444
Other investments	205,002	205,002	202,809	202,809
Investments in qualified affordable housing projects, net	616,997	616,997	616,188	616,188
Total non-marketable and other equity securities	$1,857,761	$1,631,926	$1,802,235	$1,588,793

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$5,165	$649	$4,850	$609
Capital Preferred Return Fund, LP	48,572	10,468	49,574	10,684
Growth Partners, LP	42,279	14,075	34,513	11,490
Total consolidated venture capital and private equity fund investments	$96,016	$25,192	$88,937	$22,783

(2)The carrying value represents investments in 161 and 162 funds (primarily venture capital funds) at March 31, 2021 and December 31, 2020, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships' operating activities and financial policies. Our unconsolidated venture capital and private equity fund investments are carried at fair value based on the fund investments' net asset values per share as obtained from the general partners of the funds. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st for our March 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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
(5)The following table shows the carrying value and our ownership percentage of each investment at March 31, 2021 and December 31, 2020 (equity method accounting):

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$4,624	$4,350	$3,705	$3,435
Strategic Investors Fund III, LP	21,281	18,238	16,110	13,005
Strategic Investors Fund IV, LP	29,681	25,715	25,169	21,145
Strategic Investors Fund V, LP	60,992	32,021	67,052	35,202
CP II, LP (i)	8,954	5,419	7,887	4,766
Other venture capital and private equity fund investments	268,817	153,595	242,269	137,351
Total venture capital and private equity fund investments	$394,349	$239,338	$362,192	$214,904
Debt funds:
Gold Hill Capital 2008, LP (ii)	$4,380	$4,380	$3,941	$3,941
Other debt funds	1,433	1,433	1,503	1,503
Total debt funds	$5,813	$5,813	$5,444	$5,444
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$111,838	$111,838	$115,232	$115,232
Other investments	93,164	93,164	87,577	87,577
Total other investments	$205,002	$205,002	$202,809	$202,809

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
In June 2017, we received notice that the Federal Reserve approved the Company’s application for an extension of the permitted conformance period for the Company’s investments in “illiquid” covered funds (“Restricted Volcker Investments”). The approval extends the deadline by which the Company must sell, divest, restructure or otherwise conform such investments to the provisions of the Volcker Rule by the earlier of (i) July 21, 2022, or (ii) the date by which each fund matures by its terms or is otherwise conformed to the Volcker Rule. As of March 31, 2021, such Restricted Volcker Investments had an estimated aggregate carrying value and fair value of approximately $218 million.

There have been various amendments to the Volcker Rule in recent years. In particular, certain amendments that became effective October 1, 2020, provide for, among other things, the adoption of new exclusions from the definition of “covered fund” for venture capital funds and credit funds that meet certain criteria. We believe that a substantial portion of our Restricted Volcker Investments will qualify for these new exclusions (or will have commenced or completed a liquidation or dissolution process), and thus, will not be required to be disposed of or otherwise conformed under the Volcker rule requirements. We continue to assess the extent of the impact of the applicable Volcker amendments on our fund investments and funds business, but expect that our Restricted Volcker Investments will comply with the Volcker Rule, as amended, by or before the conformance deadline. (For more information about the Volcker Rule, see “Business—Supervision and Regulation” under Part 1, Item 1 of our 2020 Form 10-K.)
Loans
Loans, amortized cost basis, increased by $2.5 billion to $47.7 billion at March 31, 2021, compared to $45.2 billion at December 31, 2020. Unearned income was $248 million at March 31, 2021 and $226 million at December 31, 2020. The increase in period-end loans was driven primarily by growth in our Global Fund Banking and Technology and Life Science/Healthcare portfolios as well as Private Bank.
The breakdown of total loans and loans as a percentage of total loans by risk-based segment is as follows:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Global fund banking	$27,306,926	57.3%	$25,543,198	56.5%
Investor dependent:
Early stage	1,523,208	3.2	1,485,866	3.3
Mid stage	1,588,185	3.3	1,564,870	3.5
Later stage	2,055,676	4.3	1,921,082	4.2
Total investor dependent	5,167,069	10.8	4,971,818	11.0
Cash flow dependent:
Sponsor led buyout	1,984,567	4.2	1,989,173	4.4
Other	2,959,609	6.2	2,945,360	6.5
Total cash flow dependent	4,944,176	10.4	4,934,533	10.9
Private bank	5,063,827	10.6	4,901,056	10.9
Balance sheet dependent	2,501,524	5.2	2,191,023	4.8
Premium wine	1,040,223	2.2	1,052,643	2.3
Other	45,688	0.1	27,687	0.1
SBA loans	1,605,733	3.4	1,559,530	3.5
Total loans	$47,675,166	100.0%	$45,181,488	100.0%

Loan Concentration
The following table provides a summary of total loans by size and risk-based segment. The breakout below is based on total client balances (individually or in the aggregate) as of March 31, 2021 to any single client:

	March 31, 2021
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Global fund banking	$1,084,600	$1,562,403	$3,139,710	$2,645,364	$18,883,222	$27,315,299
Investor dependent:
Early stage	1,973,578	282,126	115,214	21,928	—	2,392,846
Mid stage	780,378	513,411	330,028	72,621	129,452	1,825,890
Later stage	285,656	583,338	729,340	371,112	165,994	2,135,440
Total investor dependent	3,039,612	1,378,875	1,174,582	465,661	295,446	6,354,176
Cash flow dependent:
Sponsor led buyout	8,647	66,432	532,863	542,014	842,583	1,992,539
Other	382,277	246,101	544,792	410,956	1,696,148	3,280,274
Total cash flow dependent	390,924	312,533	1,077,655	952,970	2,538,731	5,272,813
Private bank	3,590,861	559,204	393,877	140,695	379,791	5,064,428
Balance sheet dependent	229,950	326,346	393,394	466,363	1,126,791	2,542,844
Premium wine	246,087	267,727	286,765	120,720	151,809	1,073,108
Other	—	24,614	27,884	—	—	52,498
Total loans (1)	$8,582,034	$4,431,702	$6,493,867	$4,791,773	$23,375,790	$47,675,166

(1)Included in total loans at amortized cost is approximately $1.6 billion in PPP loans. The PPP loans consist of loans across all of our risk-based segments.
At March 31, 2021, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $28.2 billion, or 59.1 percent of our total loan portfolio. These loans represented 570 clients, and of these loans, $43.9 million were on nonaccrual status as of March 31, 2021.
The following table provides a summary of loans by size and risk-based segment. The breakout below is based on total client balances (individually or in the aggregate) as of December 31, 2020:

	December 31, 2020
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Global fund banking	$1,052,067	$1,360,621	$2,636,556	$2,777,270	$17,722,678	$25,549,192
Investor dependent:
Early stage	1,896,260	221,258	100,553	27,781	—	2,245,852
Mid stage	814,426	492,856	277,754	95,011	133,321	1,813,368
Later stage	281,953	596,965	692,923	269,587	174,159	2,015,587
Total investor dependent	2,992,639	1,311,079	1,071,230	392,379	307,480	6,074,807
Cash flow dependent:
Sponsor led buyout	17,821	66,823	546,416	653,706	714,085	1,998,851
Other	401,266	228,336	535,974	649,766	1,486,180	3,301,522
Total cash flow dependent	419,087	295,159	1,082,390	1,303,472	2,200,265	5,300,373
Private bank	3,505,413	597,344	319,019	94,935	385,270	4,901,981
Balance sheet dependent	230,787	332,523	461,204	289,502	926,121	2,240,137
Premium wine	241,806	272,506	300,292	120,740	144,924	1,080,268
Other	—	18,673	16,057	—	—	34,730
Total loans (1)	$8,441,799	$4,187,905	$5,886,748	$4,978,298	$21,686,738	$45,181,488

(1)Included in total loans at amortized cost is approximately $1.6 billion in PPP loans. The PPP loans consist of loans from all risk-based segments.

At December 31, 2020, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $26.7 billion, or 59.0 percent of our total loan portfolio. These loans represented 544 clients, and of these loans, $65.0 million were on nonaccrual status as of December 31, 2020.

Our three main market segments include (i) Global Fund Banking, (ii) technology (software/internet and hardware) and life science/healthcare and (iii) SVB Private Bank.
(i) Global Fund Banking
Our Global Fund Banking loan portfolio includes financial services to clients in the private equity/venture capital community. Our lending to private equity/venture capital firms and funds represented 57 percent of total loans at both March 31, 2021 and December 31, 2020. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are often secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(ii) Technology and Life Science/Healthcare
Our technology and life science/healthcare loan portfolios include loans to clients at the various stages of their life cycles. The risk-based segments for our technology and life science/healthcare market segments are classified as investor dependent, cash flow dependent or balance sheet dependent for reporting purposes.
Investor dependent loans represented 11 percent of total loans at both March 31, 2021 and December 31, 2020. These loans are made to companies in both our Accelerator (early-stage) and Growth practices (mid-stage and later-stage).
Cash flow dependent loans, which include sponsor led buyout lending, represented 10 percent of total loans at March 31, 2021 and 11 percent at December 31, 2020. Sponsor led buyout loans represented 4 percent of total loans at both March 31, 2021 and December 31, 2020.
Balance sheet dependent loans, which include asset-based loans, represented 5 percent of total loans at both March 31, 2021 and December 31, 2020. Working capital lines and accounts receivable financing, both part of our asset-based lending, each represented one percent and half a percent of total loans, respectively, at both March 31, 2021 and December 31, 2020.

(iii) SVB Private Bank
Our SVB Private Bank clients are primarily executive leaders and senior investment professionals in the innovation economy. Our lending to SVB Private Bank clients represented 11 percent of total loans at both March 31, 2021 and December 31, 2020. Many of our Private Bank products are secured by real estate, which represented 83 percent of this portfolio at March 31, 2021; these products include mortgage loans, owner occupied commercial mortgage loans, home equity lines of credit and other secured lending products such as real estate secured loans to eligible employees through our EHOP. The remaining balance of our Private Bank portfolio consists of restricted and private stock loans, capital call lines of credit, lines of credit against liquid assets and other secured and unsecured lending products.
Paycheck Protection Program
Beginning in April 2020, we accepted applications under the PPP administered by the SBA under the CARES Act, as amended by the Economic Aid Act enacted on December 27, 2020, and have originated loans to qualified small businesses. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. Eligible expenses also include covered operations expenditures, covered property damage costs, covered supplier costs and covered worker protection expenditures. To the extent not forgiven, loans are subject to certain terms including, among others, the following: maximum two-year term for loans issued before June 5, 2020 (unless borrower and lender agree otherwise); a maximum five-year term for loans issued on or after June 5, 2020; an interest rate of 1.0%; deferral of loan payments until a loan forgiveness decision is rendered or until 10 months after the end of a borrower’s forgiveness covered period; and no requirement for any collateral or personal guarantees. PPP borrowers are not required to pay any fees to the government or the lender, and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan for loans made before the enactment of the Economic Aid Act, and thereafter, a processing fee of (1) the lesser of 50% of the loan or $2,500 for loans of not more than $50,000, (2) 5% of the loan for loans above $50,000 but not more than $350,000, and (3) 3% of the loan for loans above $350,000 (and, in case of the first draw PPP loans only, a fee of 1% for the loans at or above $2,000,000). Additional loans may be issued up until May 31, 2021, pursuant to the PPP Extension Act of 2021, and qualifying PPP borrowers are able to apply for second draw loans in an amount of up to $2 million. We continued to participate in the PPP through the first quarter of 2021, including the second draw loan program.
As of March 31, 2021, we have outstanding PPP loans in the amount of $1.6 billion, as approved by the SBA. This funded amount reflects repayments received as of such date.
Loan Deferral Programs
In April 2020, we implemented three loan payment deferral programs targeted to assist borrowers who were the most impacted by the COVID-19 pandemic. These programs included relief for venture-backed, private bank and wine borrowers who met certain criteria. The three-month private bank and wine deferral programs ended, and payments resumed, in the third quarter of 2020. The six-month venture debt and private bank deferral programs ended, and payments resumed, in the fourth quarter of 2020 for a majority of participants. As of March 31, 2021, loans modified under these programs had outstanding balances of $607.3 million, of which $564.6 million is for venture-backed borrowers. These amounts reflect repayments received as of March 31, 2021.
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
State Concentrations
Approximately 28 percent of our outstanding total loan balances as of March 31, 2021 were to borrowers based in California compared to 26 percent as of December 31, 2020. Additionally, as of March 31, 2021, borrowers in New York increased to 11 percent compared to 10 percent as of December 31, 2020. Borrowers in Massachusetts decreased to 9 percent at March 31, 2021, compared to 10 percent as of December 31, 2020. Other than California and New York, as of March 31, 2021 there are no states with loan balances greater than or equal to 10 percent.
See generally “Risk Factors–Credit Risks” set forth under Part I, Item 1A in our 2020 Form 10-K and "Risk Factors" under Part II, Item 1A of this report.

Credit Quality Indicators
Our total criticized loans and nonaccrual loans represented 3 percent of our total loans as of both March 31, 2021 and December 31, 2020. Criticized and nonaccrual loans to early-stage clients represented 17 and 15 percent of our total criticized and nonaccrual loan balances at March 31, 2021 and December 31, 2020, respectively. Loans to early-stage investor dependent clients represent a relatively small percentage of our overall portfolio at 3 percent of total loans at both March 31, 2021 and December 31, 2020. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.
We continue to monitor our loan portfolio as the impact of the COVID-19 pandemic continues, but may be beginning to subside. With the exception of the potentially fraudulent client activity described under "Provision for Credit Losses" above, which we currently believe to be an isolated occurrence, our Global Fund Banking portfolio continues to have strong credit performance, which is consistent with the historically low credit losses we have typically experienced. Likewise, our Private Bank portfolio also continues to have strong credit performance, consistent with our historical experience. Wine clients' sales are improving with the re-openings of tasting rooms and restaurants. We have seen robust venture capital investment activity in the technology and life science/healthcare sectors, supporting ongoing improvement of the credit quality of our clients in those spaces. We continue to monitor our investor dependent loans (primarily early-stage companies), cash flow dependent loans, and other clients impacted by the effects of the COVID-19 pandemic.

Credit Quality, Allowance for Credit Losses and Nonperforming Assets
Nonperforming assets consist of loans on nonaccrual status, loans past due 90 days or more still accruing interest, and Other Real Estate Owned (“OREO”) and other foreclosed assets. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for credit losses for loans and unfunded credit commitments:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Nonperforming, past due, and restructured loans:
Nonaccrual loans	$90,247	$104,244
Loans past due 90 days or more still accruing interest	4,491	—
Total nonperforming loans	94,738	104,244
OREO and other foreclosed assets	1,179	1,179
Total nonperforming assets	$95,917	$105,423
Performing TDRs	$1,634	$4,550
Nonperforming loans as a percentage of total loans	0.20%	0.23%
Nonperforming assets as a percentage of total assets	0.07	0.09
Allowance for credit losses for loans	$391,751	$447,765
As a percentage of total loans	0.82%	0.99%
As a percentage of total nonperforming loans	413.51	429.54
Allowance for credit losses for nonaccrual loans	$41,851	$54,029
As a percentage of total loans	0.09%	0.12%
As a percentage of total nonperforming loans	44.18	51.83
Allowance for credit losses for total performing loans	$349,900	$393,736
As a percentage of total loans	0.73%	0.87%
As a percentage of total performing loans	0.74	0.87
Total loans	$47,675,166	$45,181,488
Total performing loans	47,580,428	45,077,244
Allowance for credit losses for unfunded credit commitments (1)	104,750	120,796
As a percentage of total unfunded credit commitments	0.31%	0.38%
Total unfunded credit commitments (2)	$33,986,627	$31,982,251

(1)The “allowance for credit losses for unfunded credit commitments” is included as a component of other liabilities and any provision is included in the “provision for credit losses” in the statement of income. See “Provision for Credit Losses” for a discussion of the changes to the allowance.
(2)Includes unfunded loan commitments and letters of credit.

To determine the ACL for performing loans as of March 31, 2021, we utilized three scenarios, on a weighted basis, from Moody's Analytics March 2021 forecast in our expected lifetime loss estimate. The baseline scenario, which carries the highest weighting, reflected an unemployment rate of 6 percent as of March 31, 2021, as a result of business re-openings and the effect of government aid programs, and a GDP growth rate of 5 percent as of March 31, 2021, reflecting ongoing expected economic recovery as the impact of the COVID-19 pandemic appears to be subsiding. We also utilized a more favorable (Moody's S1, Upside) and less favorable (Moody's S3, Downside) economic forecast scenario, both weighted at 30 percent, in addition to the baseline. To the extent we identified credit risk considerations that were not captured by the Moody's Analytics March 2021 scenarios, we addressed the risk through management's qualitative adjustments to our ACL for performing loans.
Our allowance for credit losses for loans as a percentage of total loans decreased 17 basis points to 0.82 percent at March 31, 2021, compared to 0.99 percent at December 31, 2020. The 17 basis points decrease was due primarily to a 14 basis point decrease for our performing loans reserve as a percentage of total loans and a 3 basis point decrease for our nonaccrual individually assessed loans.

Our allowance for credit losses for performing loans was $349.9 million at March 31, 2021, compared to $393.7 million at December 31, 2020. The $43.8 million decrease was driven primarily by the improved economic scenarios in our forecast models, reflective of the ongoing improvement of economic outlooks despite the COVID-19 pandemic.
The following table presents a summary of changes in nonaccrual loans for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Balance, beginning of period	$104,244	$102,669
Additions	5,552	36,346
Paydowns and other reductions	(9,418)	(62,677)
Charge-offs	(10,131)	(25,731)
Balance, end of period	$90,247	$50,607
Our nonaccrual loan balance decreased by $14.0 million to $90.2 million at March 31, 2021, compared to $104.2 million at December 31, 2020. The decrease was driven primarily by $9.5 million in repayments and $10.1 million in charge-offs, partially offset by new nonaccrual loans of $5.6 million. Repayments were driven primarily by clients in our Investor Dependent loan portfolio. New nonaccrual loans were driven primarily by $2.9 million for one Private Bank client. As of March 31, 2021, we have specifically reserved $41.9 million for our nonaccrual loans.
Average nonaccrual loans for the three months ended March 31, 2021 were $129.5 million, compared to $71.6 million for the comparable 2020 period. The $57.9 million increase in average nonaccrual loans for the three months ended March 31, 2021 compared to March 31, 2020 was driven primarily by fewer repayments and charge-offs in 2021 than in 2020. If the nonaccrual loans had not been nonperforming, $0.9 million in interest income would have been recorded for the three months ended March 31, 2021, compared to $0.4 million for the comparable 2020 period.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at March 31, 2021 and December 31, 2020 is as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020	% Change
Derivative assets (1)	$549,640	$488,269	12.6%
Foreign exchange spot contract assets, gross	2,918,476	2,107,510	38.5
Accrued interest receivable	288,107	244,748	17.7
FHLB and Federal Reserve Bank stock	83,355	61,232	36.1
Net deferred tax assets	1,847	776	138.0
Accounts receivable	30,999	36,812	(15.8)
Other assets	311,690	266,478	17.0
Total accrued interest receivable and other assets	$4,184,114	$3,205,825	30.5

(1)See "Derivatives" section below.

Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $811.0 million was primarily due to an overall increase in the amount of unsettled spot trades at period-end as compared to December 31, 2020.
Accrued Interest Receivable
The increase of $43.4 million in accrued interest receivable is primarily due to increases in the period-end balances of our held-to-maturity investment securities portfolio and loans at March 31, 2021 as compared to December 31, 2020.

Other Assets
Other assets includes various asset amounts for other operational transactions. The increase of $45.2 million was primarily due to a $31.2 million increase in SVB Leerink trade receivables reflective of increased investment banking activity and a $9.1 million increase in prepaid expenses.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities at March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020	% Change
Assets:
Equity warrant assets	$244,334	$203,438	20.1%
Foreign exchange forward and option contracts	240,183	216,977	10.7
Client interest rate derivatives	65,123	67,854	(4.0)
Total derivative assets	$549,640	$488,269	12.6
Liabilities:
Foreign exchange forward and option contracts	$202,532	$210,833	(3.9)
Client interest rate derivatives	68,954	26,646	158.8
Total derivative liabilities	$271,486	$237,479	14.3
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At March 31, 2021, we held warrants in 2,670 companies, compared to 2,602 companies at December 31, 2020. Warrants in 42 companies each had fair values greater than $1.0 million and collectively represented $113.7 million, or 46.5 percent, of the fair value of the total warrant portfolio at March 31, 2021. The change in fair value of equity warrant assets is recorded in "Gains on equity warrant assets, net" in noninterest income, a component of consolidated net income.
The following table provides a summary of transactions and valuation changes for equity warrant assets for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Balance, beginning of period	$203,438	$165,473
New equity warrant assets	6,743	4,519
Non-cash changes in fair value, net	62,297	(5,472)
Exercised equity warrant assets	(27,895)	(11,484)
Terminated equity warrant assets	(249)	(326)
Balance, end of period	$244,334	$152,710
Foreign Exchange Forward and Foreign Currency Option Contracts
    We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts, net of cash collateral, was $57.8 million at March 31, 2021 and $31.0 million at December 31, 2020. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 10 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts, net of cash collateral, was $11.7 million at March 31, 2021 and $67.3 million at December 31, 2020. For additional information on our client interest rate derivatives, see Note 10 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Interest Rate Swaps
To manage interest rate risk on our AFS securities portfolio, we enter into interest rate swap contracts to hedge against future changes in interest rates by using hedging instruments to lock in future cash inflows that would otherwise be impacted by movements in the market interest rates. We designate these interest rate swap contracts as fair value hedges that qualify for hedge accounting under ASC 815 and record them in other assets and other liabilities. Our net exposure for interest rate swaps was zero at March 31, 2021. Refer to Note 10 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional information.
Deposits
Deposits were $124.2 billion at March 31, 2021, an increase of $22.2 billion, or 21.7 percent, compared to $102.0 billion at December 31, 2020. The increase in deposits was driven by growth across all portfolios with the primary contributors coming from our Technology and Life Science/Healthcare portfolios driven by strong public and private fundraising.
At March 31, 2021, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $693 million, compared to $686 million at December 31, 2020. At March 31, 2021, $693 million of the time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. Approximately 14 percent and 12 percent of our total deposits at March 31, 2021 and December 31, 2020, respectively, were from our clients in Asia.
Long-Term Debt
Our long-term debt was $1.3 billion at March 31, 2021 and $843.6 million at December 31, 2020. The increase in our long-term debt was due to the issuance of 1.800% Senior Notes during the first quarter of 2021.
As of March 31, 2021, long-term debt included our 3.500% Senior Notes, 3.125% Senior Notes and 1.800% Senior Notes. For more information on our long-term debt, see Note 9 — “Short-Term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Other Liabilities
A summary of other liabilities at March 31, 2021 and December 31, 2020 is as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020	% Change
Foreign exchange spot contract liabilities, gross	$3,083,189	$2,164,805	42.4
Accrued compensation	266,166	545,376	(51.2)
Allowance for unfunded credit commitments	104,750	120,796	(13.3)
Derivative liabilities (1)	271,486	237,478	14.3
Net deferred tax liabilities	—	173,030	(100.0)
Other liabilities	2,686,114	730,489	NM
Total other liabilities	$6,411,705	$3,971,974	61.4

NM—Not meaningful
(1)See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $918.4 million was due primarily to an increase in the fair value of unsettled spot trades at March 31, 2021 as compared to December 31, 2020.

Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP, SVB Leerink Incentive Compensation Plan, SVB Leerink Retention Award and other compensation arrangements. The decrease of $279.2 million was primarily result of the payout of our 2020 incentive compensation plans during the first quarter of 2021, partially offset by the accrual for the three months ending March 31, 2021.
Allowance for Unfunded Credit Commitments
Allowance for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit. The decrease of $16.0 million was due primarily to a reduction of our credit loss estimate for unfunded credit commitments driven primarily by improved economic scenarios in our forecast models.
Net Deferred Tax Liabilities
Net deferred tax liabilities decreased $173.0 million due to a large decrease in the fair value of our AFS securities portfolio due to increases in interest rates.
Other Liabilities
Other liabilities includes various accrued liability amounts for other operational transactions. The increase of $2.0 billion was driven primarily by $1.8 billion of unsettled fixed income investment securities purchases and an $81.5 million increase in current tax payables.
Noncontrolling Interests
Noncontrolling interests totaled $225.9 million and $213.8 million at March 31, 2021 and December 31, 2020, respectively. The $12.1 million increase was due primarily to net income attributable to noncontrolling interests of $25.0 million, partially offset by $12.9 million in distributions for the three months ended March 31, 2021.
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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $9.9 billion at March 31, 2021, an increase of $1.7 billion, or 20.4 percent, compared to $8.2 billion at December 31, 2020. The increase was driven primarily by a $1.0 billion issuance of common stock, a $0.7 billion issuance of preferred stock and $536.8 million of net income, partially offset by the decrease in accumulated other comprehensive income of $601.6 million. The decrease in accumulated other comprehensive income was driven primarily by an $823.3 million (or $594.5 million net of tax) decrease in the fair value of our AFS securities portfolio reflective of increases in market interest rates.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Common Stock
On March 22, 2021, to support the continued growth of our balance sheet, we issued and sold 2,000,000 shares of common stock at a price of $500.00 per share. We received net proceeds of $972.1 million after deducting underwriting discounts and commissions. On April 14, 2021, we issued and sold an additional 300,000 shares of common stock under the full exercise of the underwriter's over-allotment option resulting in additional net proceeds of approximately $146.0 million after deducting discounts and commissions.

Preferred Stock
On February 2, 2021, SVB Financial Group issued 750,000 depositary shares each representing a 1/100th ownership interest in a share of Series B Preferred Stock with a $0.001 par value and a liquidation preference of $100,000 per share, or $1,000 per depositary share. The Series B Preferred Stock is perpetual and has no stated maturity. Dividends are approved by the Board of Directors and, if declared, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.10 percent from the original issue date to, but excluding, February 15, 2031 and (ii) for the February 15, 2031 dividend date and during each subsequent ten year period, the ten-year treasury rate (calculated three business days prior to each reset date as the five day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for ten-year maturities) plus 3.064 percent. As of March 31, 2021, our Series B Preferred Stock had a carrying value of $739.2 million and a liquidation preference of $750.0 million.
Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines under the Capital Rules as well as for a "well capitalized" bank holding company and insured depository institution, respectively, as of March 31, 2021 and December 31, 2020. Capital ratios for SVB Financial and the Bank, compared to the minimum capital ratios, are set forth below:

	March 31, 2021	December 31, 2020	Required Minimum (1)	Well Capitalized Minimum
SVB Financial:
CET 1 risk-based capital ratio (2)(3)	12.18%	11.04%	7.0%	N/A
Tier 1 risk-based capital ratio (3)	14.01	11.89	8.5	6.0
Total risk-based capital ratio (3)	14.62	12.64	10.5	10.0
Tier 1 leverage ratio (2)(3)	8.01	7.45	4.0	N/A
Tangible common equity to tangible assets ratio (4)(5)	6.06	6.66	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	12.11	11.87	N/A	N/A
Bank:
CET 1 risk-based capital ratio (3)	12.93%	10.70%	7.0%	6.5%
Tier 1 risk-based capital ratio (3)	12.93	10.70	8.5	8.0
Total risk-based capital ratio (3)	13.56	11.49	10.5	10.0
Tier 1 leverage ratio (3)	7.20	6.43	4.0	5.0
Tangible common equity to tangible assets ratio (4)(5)	6.25	6.24	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	12.87	11.58	N/A	N/A

(1)Percentages represent the minimum capital ratios plus, as applicable, the fully phased-in 2.5% CET1 capital conservation buffer under the Capital Rules.
(2)"Well-Capitalized Minimum" CET 1 risk-based capital and Tier 1 leverage ratios are not formally defined under applicable banking regulations for bank holding companies.
(3)Capital ratios include regulatory capital phase-in of the allowance for credit losses under the 2020 CECL Transition Rule.
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
Our risk-based capital ratios, tier 1 capital ratios and leverage ratios increased for both SVB Financial and Silicon Valley Bank as of March 31, 2021, compared to December 31, 2020. The increase in capital ratios was driven primarily by increases in our capital, partially offset by increases in our risk-weighted and average assets. The increase in capital for SVB Financial was driven by the issuance of common and preferred stock and net income. The increase in capital for Silicon Valley Bank was driven by a $2.0 billion downstream capital infusion from our bank holding company during the first quarter of 2021. The increase in average assets was driven by increases in our fixed income investments and loan portfolios. All of our reported capital ratios remain above the levels considered to be “well capitalized” under applicable banking regulations.
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
The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended March 31, 2021 and December 31, 2020:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
GAAP SVBFG stockholders’ equity	$9,894,892	$8,219,700	$8,765,837	$7,068,964
Less: preferred stock	1,079,333	340,138	—	—
Less: intangible assets	202,010	204,120	—	—
Tangible common equity	$8,613,549	$7,675,442	$8,765,837	$7,068,964
GAAP total assets	$142,346,620	$115,511,007	$140,231,319	$113,303,370
Less: intangible assets	202,010	204,120	—	—
Tangible assets	$142,144,610	$115,306,887	$140,231,319	$113,303,370
Risk-weighted assets	$71,125,723	$64,680,666	$68,125,278	$61,023,462
Non-GAAP tangible common equity to tangible assets	6.06%	6.66%	6.25%	6.24%
Non-GAAP tangible common equity to risk-weighted assets	12.11	11.87	12.87	11.58
The tangible common equity to tangible assets ratio decreased and remained flat for SVBFG and the Bank, respectively, during the three months ended March 31, 2021. The tangible common equity to tangible assets ratio was impacted primarily by the significant growth in our period-end assets due to increases in cash and cash equivalents and our fixed income investment security portfolio.
The tangible common equity to risk weighted assets ratio increased for SVBFG and the Bank during the three months ended March 31, 2021. The tangible common equity to risk-weighted assets ratio increased as a result of the proportionally higher increase in tangible common equity as compared to the increase in risk-weighted assets. The increase in tangible common equity was driven primarily by the issuance of common stock and net income. The growth in risk-weighted assets was primarily due to increases in cash and cash equivalents and an increase in fixed income investments.
Off-Balance Sheet Arrangements
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to Note 14 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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

For further details on our commitments to invest in venture capital and private equity funds, refer to Note 14 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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
We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs and existing and planned business activities. Our Asset/Liability Committee (“ALCO”), which is a management committee, provides oversight to the liquidity management process and recommends policy guidelines for the approval of the Finance Committee of our Board of Directors, and courses of action to address our actual and projected liquidity needs. Additionally, we routinely conduct liquidity stress testing as part of our liquidity management practices.
Historically, client deposits have been our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives for our off-balance sheet products which may impact deposit levels. At March 31, 2021, our period-end total deposit balances were $124.2 billion, compared to $102.0 billion at December 31, 2020.
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
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of March 31, 2021, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $6.9 billion, of which $5.8 billion was available to support additional borrowings. As of March 31, 2021, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $0.9 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $1.9 billion at March 31, 2021. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $4.0 billion at March 31, 2021.
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
On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2020 Form 10-K.
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2021 and 2020. For further details, see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Average cash and cash equivalents	$19,720,854	$8,106,167
Percentage of total average assets	15.8%	11.2%
Net cash provided by operating activities	$213,922	$168,125
Net cash used for investing activities	(21,009,939)	(599,041)
Net cash provided by financing activities	24,376,113	3,210,581
Net increase in cash and cash equivalents	$3,580,096	$2,779,665
Average cash and cash equivalents increased by $11.6 billion, or 143.3 percent, to $19.7 billion for the three months ended March 31, 2021, compared to $8.1 billion for the comparable 2020 period.
Cash provided by operating activities was $0.2 billion for the three months ended March 31, 2021, reflective primarily of net income before noncontrolling interests and dividends of $562 million, partially offset by changes in other assets and liabilities of $306 million and $42 million from adjustments to reconcile net income to net cash.
Cash used for investing activities of $21.0 billion for the three months ended March 31, 2021 was driven by $22.1 billion in purchases of fixed income investment securities and a $2.5 billion increase in loan balances, partially offset by $3.4 billion in proceeds from maturities and principle pay downs from our fixed income investment securities portfolio.
Cash provided by financing activities was $24.4 billion for the three months ended March 31, 2021, reflective primarily of a $22.2 billion increase in deposits, $1.7 billion in capital raised by our preferred and common stock issuances and a $0.5 billion increase from the issuance of long-term debt.
Cash and cash equivalents were $21.3 billion and $9.6 billion, respectively, at March 31, 2021 and 2020.
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

Model Simulation and Sensitivity Analysis
A specific application of our simulation model involves measurement of the impact of changes in market interest rates on the economic value of equity (“EVE”). EVE is defined as the market value of assets, less the market value of liabilities. Another application of the simulation model measures the impact of changes in market interest rates on net interest income (“NII”) assuming a static balance sheet, in both size and composition, as of the period-end reporting date. In the NII simulation, the level of market interest rates and the size and composition of the balance sheet are held constant over the simulation horizon. Simulated cash flows during the scenario horizon are assumed to be replaced as they occur, which maintains the balance sheet at its current size and composition. Yield and spread assumptions on cash and investment balances reflect current market rates and the shape of the yield curve. Yield and spread assumptions on loans reflect recent market impacts on product pricing. Similarly, we make certain deposit balance decay rate assumptions on demand deposits and interest-bearing deposits, which are replenished to hold the level and mix of funding liabilities constant. Changes in market interest rates that affect net interest income are principally short-term interest rates and include the following benchmark indexes: (i) the National Prime Rate, (ii) 1-month and 3-month LIBOR and (iii) the Federal Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans and balances held as cash and cash equivalents. Additionally, simulated changes in deposit pricing relative to changes in market rates, commonly referred to as deposit beta, generally follow overall changes in short-term interest rates, although actual changes may lag in terms of timing and magnitude.
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
The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points ("bps") at March 31, 2021 and December 31, 2020.

Change in interest rates (bps) (Dollars in thousands)	Estimated	Estimated Increase/(Decrease) in EVE		Estimated	Estimated Increase/(Decrease) in NII
	EVE	Amount	Percent	NII	Amount	Percent
March 31, 2021:
+200	$9,880,447	$(2,897,234)	(22.7)%	$3,645,851	$865,561	31.1%
+100	11,379,409	(1,398,272)	(10.9)	3,206,088	425,798	15.3
—	12,777,681	—	—	2,780,290	—	—
-100	13,590,441	812,760	6.4	2,648,156	(132,134)	(4.8)
-200	13,465,180	687,499	5.4	2,625,928	(154,362)	(5.6)

December 31, 2020:
+200	$9,499,738	$(1,724,648)	(15.4)%	$3,063,350	$691,748	29.2%
+100	10,558,232	(666,154)	(5.9)	2,728,691	357,089	15.1
—	11,224,386	—	—	2,371,602	—	—
-100	11,581,718	357,332	3.2	2,309,596	(62,006)	(2.6)
-200	11,534,332	309,946	2.8	2,306,280	(65,322)	(2.8)
Economic Value of Equity
The estimated EVE in the preceding table is based on a combination of valuation methodologies including a discounted cash flow analysis and a multi-path lattice-based valuation. Both methodologies use publicly available market interest rates to determine discounting factors on projected cash flows. The model simulations and calculations are highly assumption-

dependent and will change regularly as the composition of earning assets and funding liabilities change (including the impact of changes in the value of interest rate derivatives, if any), as interest rate environments evolve, and as we change our assumptions in response to relevant market conditions, competition or business circumstances. These calculations do not reflect forecast changes in our balance sheet or changes we may make to reduce our EVE exposure as a part of our overall interest rate risk management strategy.
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
Our base EVE as of March 31, 2021 increased $1.6 billion from December 31, 2020, driven by overall balance sheet growth as well as a marked steepening of the yield curve during the first quarter of 2021. For the period ended March 31, 2021, compared to December 31, 2020, cash balances increased by $3.6 billion, fixed income investments in our AFS portfolio decreased by $4.9 billion and increased by $24.6 billion in our HTM portfolio while loan balances increased by $2.5 billion. Funding for these assets came primarily from growth of $22.2 billion in total deposits, which consisted of a $17.9 billion and $4.3 billion increase in noninterest-bearing and interest-bearing accounts, respectively. The mix of noninterest-bearing and interest-bearing deposits to total deposits increased slightly by 3 bps at March 31, 2021, compared to December 31, 2020.
Rapid deposit growth has exceeded the pace of our loan growth, and as a result, a significant amount of excess deposits not used to fund loan growth have contributed to the growth of our cash and investments balances. Much of the investment portfolio is held in fixed rate MBS and CMO's which generally have a higher market value sensitivity than variable rate loans or cash. Thus, under an upward rate shock scenario, the market value of investments changes more than the market value of deposits resulting in a negative EVE sensitivity in those scenarios.
In March 2021 we purchased interest rate swaps to offset some of the additional EVE sensitivity that has resulted from this unforeseen, rapid balance sheet growth. As of March 31, 2021, the estimated change in EVE in an up 100 bps rate shock would be -13.7 percent without any hedging applied. The addition of pay fixed swaps reduces this exposure to -10.9 percent in the same scenario. The EVE exposures shown in the table above include the impact of our hedging activity.
Due to low rates at the short end of the yield curve, EVE sensitivity measures in the -100 and -200 bps rate shock scenarios do not represent the full magnitude of rate shocks at certain points on the curve because we assume that U.S. rates are floored at zero. As a result, the March 31, 2021 EVE sensitivity of the -100 and -200 bps rate shock scenarios are similar.
Ongoing balance sheet growth and a steepening yield curve were the primary contributing factors to the overall change in EVE sensitivity.
12-Month Net Interest Income Simulation
NII sensitivity is measured as the percentage change in projected 12-month net interest income earned in +/-100 and +/-200 basis point interest rate shock scenarios compared to a base scenario where balances and interest rates are held constant over the forecast horizon. At March 31,2021, NII sensitivity was 15.3 percent in the +100 bps interest rate scenario, compared to 15.1 percent at December 31, 2020. Our NII sensitivity in the +200 bps interest rate shock scenario was 31.1 percent compared to 29.2 percent at December 31, 2020. NII sensitivity in the -100 bps scenario of negative 4.8 percent was higher at March 31, 2021, compared to a negative 2.6 percent at December 31, 2020. The -200 bps scenario currently indicates a higher percentage change in NII of negative 5.6 percent at March 31, 2021, compared to negative 2.8 percent at December 31, 2020. However, as noted above, the -100 and -200 bps scenarios are not complete rate shocks in this rate environment, since rates are assumed to be floored at zero. The March 31, 2021 NII sensitivity percentages are inclusive of the realized income or expense associated with interest rate swaps that were unwound reflective of the macro hedging process initiated in 2019 to reduce the impact of decreasing rates on NII as well as unrealized income associated with more recent hedging activity that has been undertaken to reduce EVE exposure. The changes in NII sensitivity are primarily the result of the changes in balance sheet composition described previously, combined with the impact of hedges in the respective parallel rate shock scenarios.
Our base case static 12-month NII forecast at March 31, 2021 increased compared to December 31, 2020 by $4 million, driven primarily by the growth in the balance sheet that has taken place year-to-date. Specifically, a large portion of asset growth has been deployed in the fixed income investment securities portfolio as noted above. As of March 31, 2021, we also held a relatively high cash position which we expect to be invested in the near future.

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

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 17 — “Legal Matters” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors set forth in our 2020 Annual Report on Form 10-K.
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

SVB Financial Group

Date: May 10, 2021	/s/ DANIEL BECK
Daniel Beck
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: May 10, 2021	/s/ KAREN HON
Karen Hon
Chief Accounting Officer
(Principal Accounting Officer)