Form 10-Q
period 2021-06-30
SVB FINANCIAL GROUP
filed 2021-08-06
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
At July 31, 2021, 56,436,504 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Glossary of acronyms and abbreviations that may be used in this Report

ACL — Allowance for Credit Losses
AFS — Available-for-Sale
AIR — Accrued Interest Receivable
ALCO — Asset Liability Management Committee
AOCI — Accumulated Other Comprehensive Income
ARRC — Alternative Reference Rates Committee
ASC — Accounting Standards Codification
ASU — Accounting Standards Update
Boston Private — Boston Private Financial Holdings, Inc.
BPS — Basis Points
CECL — Current Expected Credit Losses
CET — Common Equity Tier
CMBS — Commercial Mortgage-Backed Securities
CMO — Collateralized Mortgage Obligations
CRA — Community Reinvestment Act
EHOP — Employee Home Ownership Program of the Company
EPS — Earnings Per Share
ERI — Energy and Resource Innovation
ESOP — Employee Stock Ownership Plan of the Company
ESPP — 1999 Employee Stock Purchase Plan of the Company
EVE — Economic Value of Equity
FASB — Financial Accounting Standards Board
FDIC — Federal Deposit Insurance Corporation
FHLB — Federal Home Loan Bank
FRB — Federal Reserve Bank
FTE — Full-Time Employee
FTP — Funds Transfer Pricing
GAAP — Accounting principles generally accepted in the United States of America
GCB — Global Commercial Bank
HTM — Held-to-Maturity
IASB — International Accounting Standards Board
IOSCO — International Organization of Securities Commissions
IPO — Initial Public Offering
IRS — Internal Revenue Service
ISDA — International Swaps and Derivatives Association, Inc.
IT — Information Technology
LCR — Liquidity Coverage Ratio
LIBOR — London Interbank Offered Rate
M&A — Merger and Acquisition
MBS — Mortgage-Backed Securities
NFSR — Net Stable Funding Ratio
NII — Net Interest Income
NM — Not meaningful
OREO — Other Real Estate Owned
PPP — Paycheck Protection Program
PPPLF — Paycheck Protection Program Lending Facility
SBA — U.S. Small Business Association
SEC — Securities and Exchange Commission
SOFR — Secured Overnight Financing Rate
SPAC — Special Purpose Acquisition Company
SPD-SVB — SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture bank in China)
SVB Leerink — SVB Leerink Holdings LLC
TDR — Troubled Debt Restructuring
U.K. — United Kingdom
VIE — Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except par value and share data)	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$23,959	$17,675
Available-for-sale securities, at fair value (cost of $23,776 and $30,245, respectively)	23,876	30,913
Held-to-maturity securities, at amortized cost and net of allowance for credit losses of $5 and $0 (fair value of $60,107 and $17,217, respectively)	59,992	16,592
Non-marketable and other equity securities	1,943	1,802
Total investment securities	85,811	49,307
Loans, amortized cost	50,754	45,181
Allowance for credit losses: loans	(396)	(448)
Net loans	50,358	44,733
Premises and equipment, net of accumulated depreciation and amortization	196	176
Goodwill	143	143
Other intangible assets, net	57	61
Lease right-of-use assets	225	210
Accrued interest receivable and other assets	2,650	3,206
Total assets	$163,399	$115,511
Liabilities and total equity:
Liabilities:
Noninterest-bearing demand deposits	$101,259	$66,519
Interest-bearing deposits	44,579	35,463
Total deposits	145,838	101,982
Short-term borrowings	34	21
Lease liabilities	277	259
Other liabilities	3,449	3,972
Long-term debt	1,834	844
Total liabilities	151,432	107,078
Commitments and contingencies (Note 13 and Note 16)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 367,500 and 350,000 shares issued and outstanding, respectively	2,064	340
Common stock, $0.001 par value, 150,000,000 shares authorized; 54,530,307 shares and 51,888,463 shares issued and outstanding, respectively	—	—
Additional paid-in capital	2,755	1,585
Retained earnings	6,706	5,672
Accumulated other comprehensive income	142	623
Total SVBFG stockholders’ equity	11,667	8,220
Noncontrolling interests	300	213
Total equity	11,967	8,433
Total liabilities and total equity	$163,399	$115,511
See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions, except per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest income:
Loans	$472	$365	$903	$748
Investment securities:
Taxable	251	142	475	296
Non-taxable	24	14	45	27
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	4	3	7	20
Total interest income	751	524	1,430	1,091
Interest expense:
Deposits	12	6	22	43
Borrowings	11	5	20	11
Total interest expense	23	11	42	54
Net interest income	728	513	1,388	1,037
Provision for credit losses	35	66	54	310
Net interest income after provision for credit losses	693	447	1,334	727
Noninterest income:
Gains on investment securities, net	305	35	472	81
Gains on equity warrant assets, net	122	27	344	40
Client investment fees	15	32	35	75
Foreign exchange fees	67	36	124	84
Credit card fees	31	21	59	50
Deposit service charges	28	21	53	45
Lending related fees	18	11	34	24
Letters of credit and standby letters of credit fees	13	11	26	23
Investment banking revenue	103	142	245	188
Commissions	17	17	41	33
Other	42	16	72	27
Total noninterest income	761	369	1,505	670
Noninterest expense:
Compensation and benefits	425	320	870	575
Professional services	97	64	178	103
Premises and equipment	37	28	70	55
Net occupancy	17	19	35	37
Business development and travel	3	3	7	17
FDIC and state assessments	10	7	20	12
Merger-related charges	19	—	19	—
Other	45	39	90	80
Total noninterest expense	653	480	1,289	879
Income before income tax expense	801	336	1,550	518
Income tax expense	173	88	360	137
Net income before noncontrolling interests	628	248	1,190	381
Net income attributable to noncontrolling interests	(113)	(14)	(138)	(12)
Preferred stock dividends	(13)	(5)	(18)	(8)
Net income available to common stockholders	$502	$229	$1,034	$361
Earnings per common share—basic	$9.23	$4.44	$19.40	$7.00
Earnings per common share—diluted	9.09	4.42	19.10	6.97

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income before noncontrolling interests	$628	$248	$1,190	$381
Other comprehensive income, net of tax:
Change in foreign currency cumulative translation gains and losses:
Foreign currency translation gains (losses)	2	—	2	(9)
Related tax (expense) benefit	(1)	—	(1)	2
Change in unrealized gains and losses on AFS securities:
Unrealized holding gains (losses)	270	47	(554)	591
Related tax (expense) benefit	(75)	(13)	154	(164)
Reclassification adjustment for gains included in net income	—	—	—	(61)
Related tax expense	—	—	—	17
Cumulative-effect adjustment for unrealized losses on securities transferred from AFS to HTM	(87)	—	(78)	—
Related tax benefit	25	—	22	—
Amortization of unrealized holding net gains on securities transferred from AFS to HTM	(2)	—	(5)	(1)
Related tax expense	—	—	1	—
Change in unrealized gains and losses on cash flow hedges:
Unrealized gains	—	—	—	232
Related tax expense	—	—	—	(64)
Reclassification adjustment for gains included in net income	(16)	(16)	(31)	(18)
Related tax expense	5	4	9	5
Other comprehensive income (loss), net of tax	121	22	(481)	530
Comprehensive income	749	270	709	911
Comprehensive income attributable to noncontrolling interests	(113)	(14)	(138)	(12)
Comprehensive income attributable to SVBFG	$636	$256	$571	$899

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in millions, except share data)		Shares	Amount
Balance at December 31, 2019	$340	51,655,607	$—	$1,470	$4,576	$84	$6,470	$151	$6,621
Cumulative adjustment for the day one adoption of ASC 326, net of tax	—	—	—	—	(35)	—	(35)	—	(35)
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	329,330	—	14	—	—	14	—	14
Net income	—	—	—	—	369	—	369	12	381
Capital calls and distributions, net	—	—	—	—	—	—	—	(14)	(14)
Other comprehensive income, net of tax	—	—	—	—	—	530	530	—	530
Share-based compensation, net	—	—	—	39	—	—	39	—	39
Common stock repurchases	—	(244,223)	—	—	(60)	—	(60)	—	(60)
Dividends on preferred stock	—	—	—	—	(8)	—	(8)	—	(8)
Balance at June 30, 2020	$340	51,740,714	$—	$1,523	$4,842	$614	$7,319	$149	$7,468
Balance at December 31, 2020	$340	51,888,463	$—	$1,585	$5,672	$623	$8,220	$213	$8,433
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	341,844	—	(3)	—	—	(3)	—	(3)
Issuance of Common Stock	—	2,300,000	—	1,118	—	—	1,118	—	1,118
Issuance of Preferred Stock	1,724	—	—	—	—	—	1,724	—	1,724
Net income	—	—	—	—	1,052	—	1,052	138	1,190
Capital calls and distributions, net	—	—	—	—	—	—	—	(51)	(51)
Other comprehensive income, net of tax	—	—	—	—	—	(481)	(481)	—	(481)
Share-based compensation, net	—	—	—	55	—	—	55	—	55
Dividends on preferred stock	—	—	—	—	(18)	—	(18)	—	(18)
Balance at June 30, 2021	$2,064	54,530,307	$—	$2,755	$6,706	$142	$11,667	$300	$11,967
  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(Dollars in millions)	2021	2020
Cash flows from operating activities:
Net income before noncontrolling interests	$1,190	$381
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	54	310
Changes in fair values of equity warrant assets, net of proceeds from exercises	(40)	21
Changes in fair values of derivatives, net	7	(59)
Gains on investment securities, net	(472)	(81)
Distributions of earnings from non-marketable and other equity securities	104	49
Depreciation and amortization	61	50
Amortization of premiums and discounts on investment securities, net	166	30
Amortization of share-based compensation	55	39
Amortization of deferred loan fees	(115)	(78)
Deferred income tax expense (benefit)	33	(73)
Excess tax benefit from exercise of stock options and vesting of restricted shares	(30)	(2)
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(86)	16
Accounts receivable and payable, net	18	3
Income tax receivable and payable, net	(49)	131
Accrued compensation	(137)	(115)
Foreign exchange spot contracts, net	245	(6)
Proceeds from termination of interest rate swaps	—	228
Other, net	(309)	(99)
Net cash provided by operating activities	695	745
Cash flows from investing activities:
Purchases of AFS securities	(2,289)	(8,071)
Proceeds from sales of AFS securities	—	2,654
Proceeds from maturities and paydowns of AFS securities	2,948	1,550
Purchases of HTM securities	(42,683)	(568)
Proceeds from maturities and paydowns of HTM securities	5,104	1,544
Purchases of non-marketable and other equity securities	(75)	(119)
Proceeds from sales and distributions of capital of non-marketable and other equity securities	568	58
Net increase in loans	(5,573)	(3,530)
Purchases of premises and equipment	(41)	(51)
Net cash used for investing activities	(42,041)	(6,533)
Cash flows from financing activities:
Net increase in deposits	43,856	12,748
Net increase in short-term borrowings	13	34
Proceeds from issuance of long-term debt	990	495
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(51)	(14)
Net proceeds from the issuance of preferred stock	1,724	—
Payment of preferred stock dividend	(17)	(8)
Common stock repurchases	—	(60)
Proceeds from issuance of common stock, ESPP and ESOP, net of restricted stock awards	1,115	13
Net cash provided by financing activities	47,630	13,208
Net increase in cash and cash equivalents	6,284	7,420
Cash and cash equivalents at beginning of period	17,675	6,782
Cash and cash equivalents at end of period	$23,959	$14,202
Supplemental disclosures:
Cash paid during the period for:
Interest	$31	$67
Income taxes	370	58
Noncash items during the period:
Changes in unrealized gains and losses on AFS securities, net of tax	$(400)	$383
Distributions of stock from investments	43	11
Transfers from AFS securities to HTM	5,766	—
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).
Use of Estimates and Assumptions
The preparation of unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Items that are subject to such estimates include: 1) measurements of fair value, the valuation of non-marketable and other equity securities and the valuation of equity warrant assets, 2) income taxes and 3) the adequacy of the ACL for loans and for unfunded credit commitments.
Principles of Consolidation and Presentation
Our unaudited interim consolidated financial statements include the accounts of SVB Financial Group and consolidated entities. We consolidate voting entities in which we have control through voting interests or entities through which we have a controlling financial interest in a VIE. We determine whether we have a controlling financial interest in a VIE by determining if we have: (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses or (c) the right to receive the expected returns of the entity. Generally, we have significant variable interests if our commitments to a limited partnership investment represent a significant amount of the total commitments to the entity. We also evaluate the impact of related parties on our determination of variable interests in our consolidation conclusions. We consolidate VIEs in which we are the primary beneficiary based on a controlling financial interest. If we are not the primary beneficiary of a VIE, we record our pro-rata interests based on our ownership percentage.
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

Reclassifications
Certain prior period amounts primarily related to presentation changes to our table summarizing the activity relating to our ACL for loans and the consolidation of certain line items in our Consolidated Statement of Stockholders' Equity (unaudited), have been reclassified to conform to current period presentation.
Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data — Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 of our 2020 Form 10-K.
Adoption of New Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is part of the FASB’s initiative to reduce cost and complexity related to accounting for income taxes. ASU 2019-12 eliminates certain exceptions to the general principles of ASC 740, Income Taxes, and simplifies income tax accounting in several areas. We adopted the guidance on January 1, 2021, on a modified retrospective basis. The adoption did not have a material impact on our financial position, results of operations, cash flows or disclosures.
2.    Stockholders' Equity and EPS
AOCI
The following table summarizes the items reclassified out of AOCI into the Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2021 and 2020:

		Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	Income Statement Location	2021	2020	2021	2020
Reclassification adjustment for gains on AFS securities included in net income	Gains on investment securities, net	$—	$—	$—	$(61)
Related tax expense	Income tax expense	—	—	—	17
Reclassification adjustment for gains on cash flow hedges included in net income	Net interest income	(16)	(16)	(31)	(18)
Related tax expense	Income tax expense	5	4	9	5
Total reclassification adjustment for gains included in net income, net of tax		$(11)	$(12)	$(22)	$(57)
The table below summarizes the activity relating to net gains and losses on our cash flow hedges included in AOCI for the three and six months ended June 30, 2021 and 2020. Refer to Note 9 — “Derivative Financial Instruments” for additional information regarding the termination of our cash flow hedges during the quarter ended March 31, 2020. Over the next 12 months, we expect that approximately $61 million in AOCI at June 30, 2021, related to unrealized gains will be reclassified out of AOCI and recognized in net income.

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Balance, beginning of period, net of tax	$118	$164	$129	$(2)
Net increase in fair value, net of tax	—	—	—	168
Net realized gain reclassified to net income, net of tax	(11)	(11)	(22)	(13)
Balance, end of period, net of tax	$107	$153	$107	$153

EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable for stock options and restricted stock unit awards outstanding under our 2006 Equity Incentive Plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions except per share amounts, shares in thousands)	2021	2020	2021	2020
Numerator:
Net income available to common stockholders	$502	$229	$1,034	$361
Denominator:
Weighted average common shares outstanding—basic	54,353	51,581	53,272	51,573
Weighted average effect of dilutive securities:
Stock options and ESPP	272	114	274	140
Restricted stock units and awards	527	100	569	135
Weighted average common shares outstanding—diluted	55,152	51,795	54,115	51,848
Earnings per common share:
Basic	$9.23	$4.44	$19.40	$7.00
Diluted	9.09	4.42	19.10	6.97

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation due to the antidilutive effect for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(Shares in thousands)	2021	2020	2021	2020
Stock options	36	288	18	247
Restricted stock units	—	312	44	310
Total	36	600	62	557
Common Stock
On March 22, 2021, to support the continued growth of our balance sheet, we issued and sold 2,000,000 shares of common stock at a price of $500.00 per share. We received net proceeds of $972 million after deducting underwriting discounts and commissions.
On April 14, 2021, the Company issued and sold 300,000 additional shares of common stock under the full exercise of the underwriters' over-allotment option from our March 22, 2021 underwritten public offering. We received additional net proceeds of $146 million after deducting underwriting discounts and commissions.
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
On May 13, 2021, the Company issued 4.00% Non-Cumulative Perpetual Series C Preferred Stock (''Series C Preferred Stock''). The public offering consists of 1,000,000 depositary shares, each representing a 1/100th ownership interest in shares of Series C Preferred Stock with $0.001 par value and liquidation preferences of $100,000 per share, or $1,000 per depositary share. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.000 percent from the original issue date to, but excluding, May 15, 2026, and (ii) for the May 15, 2026 dividend date and during each subsequent five years period, the five-year treasury rate (calculated three business days prior to each reset date as the five day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities) plus 3.202 percent.
The following table summarizes our preferred stock at June 30, 2021:

Series	Description	Amount outstanding (in millions)	Carrying value (in millions)	Shares issued and outstanding	Par Value	Ownership interest per depositary share	Liquidation preference per depositary share	2021 dividends paid per depositary share
Series A	5.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	$350	$340	350,000	$0.001	1/40th	$25	$0.66
Series B	4.100% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	750	739	7,500	0.001	1/100th	1,000	1.17
Series C	4.000% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	1,000	985	10,000	0.001	1/100th	1,000	—

Consolidated Statement of Changes in Equity
The following table summarizes the changes in our consolidated equity for the three months ended June 30, 2021 and 2020:

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in millions, except share data)		Shares	Amount
Balance at March 31, 2020	$340	51,490,342	$—	$1,489	$4,613	$592	$7,034	$148	$7,182
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	250,372	—	14	—	—	14	—	14
Net income	—	—	—	—	234	—	234	14	248
Capital calls and distributions, net	—	—	—	—	—	—	—	(13)	(13)
Other comprehensive income, net of tax	—	—	—	—	—	22	22	—	22
Share-based compensation, net	—	—	—	20	—	—	20	—	20
Dividends on preferred stock	—	—	—	—	(5)	—	(5)	—	(5)
Balance at June 30, 2020	$340	51,740,714	$—	$1,523	$4,842	$614	$7,319	$149	$7,468
Balance at March 31, 2021	$1,079	54,001,797	$—	$2,591	$6,204	$21	$9,895	$226	$10,121
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	228,510	—	(5)	—	—	(5)	—	(5)
Issuance of Common Stock	—	300,000	—	146	—	—	146	—	146
Issuance of Preferred Stock	985	—	—	—	—	—	985	—	985
Net income	—	—	—	—	515	—	515	113	628
Capital calls and distributions, net	—	—	—	—	—	—	—	(39)	(39)
Other comprehensive income, net of tax	—	—	—	—	—	121	121	—	121
Share-based compensation, net	—	—	—	28	—	—	28	—	28
Dividends on preferred stock	—	—	—	—	(13)	—	(13)	—	(13)
Other, net	—	—	—	(5)	—	—	(5)	—	(5)
Balance at June 30, 2021	$2,064	54,530,307	$—	$2,755	$6,706	$142	$11,667	$300	$11,967
3.    Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and qualified affordable housing projects.
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of June 30, 2021 and December 31, 2020:

(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
June 30, 2021:
Assets:
Cash and cash equivalents	$13	$—	$—
Non-marketable and other equity securities (1)	618	955	955
Accrued interest receivable and other assets	24	—	—
Total assets	$655	$955	$955
Liabilities:
Other liabilities (1)	14	415	—
Total liabilities	$14	$415	$—
December 31, 2020:
Assets:
Cash and cash equivalents	$15	$—	$—
Non-marketable and other equity securities (1)	422	859	859
Accrued interest receivable and other assets	1	—	—
Total assets	$438	$859	$859
Liabilities:
Other liabilities (1)	1	370	—
Total liabilities	$1	$370	$—

(1)    Included in our unconsolidated non-marketable and other equity securities portfolio at June 30, 2021 and December 31, 2020 are investments in qualified affordable housing projects of $696 million and $616 million, respectively, and related other liabilities consisting of unfunded commitments of $415 million and $370 million, respectively.

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
All investments are generally nonredeemable, and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreement. Subject to applicable regulatory requirements, including the Volcker Rule, we also make commitments to invest in venture capital and private equity funds. For additional details, see Note 13 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments.”
The Bank also has variable interests in low income housing tax credit funds, in connection with fulfilling its responsibilities under the CRA, that are designed to generate a return primarily through the realization of federal tax credits. These investments are typically limited partnerships in which the general partner, other than the Bank, holds the power over significant activities of the VIE; therefore, these investments are not consolidated. For additional information on our investments in qualified affordable housing projects, see Note 5 — “Investment Securities."
As of June 30, 2021, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $641 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $955 million.

4.    Cash and Cash Equivalents
The following table details our cash and cash equivalents at June 30, 2021 and December 31, 2020:

(Dollars in millions)	June 30, 2021	December 31, 2020
Cash and due from banks (1)	$23,197	$17,448
Securities purchased under agreements to resell (2)	762	227
Total cash and cash equivalents	$23,959	$17,675

(1)At June 30, 2021 and December 31, 2020, $16.4 billion and $13.7 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $5.8 billion and $3.0 billion, respectively.
(2)At June 30, 2021 and December 31, 2020, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $777 million and $232 million, respectively. None of these securities were sold or repledged as of June 30, 2021 and December 31, 2020.
5.    Investment Securities
Our investment securities portfolio consists of: (i) an AFS securities portfolio and a HTM securities portfolio, both of which represent interest-earning investment securities, and (ii) a non-marketable and other equity securities portfolio, which primarily represents investments managed as part of our funds management business, investments in qualified affordable housing projects, as well as public equity securities held as a result of equity warrant assets exercised.
AFS Securities
The major components of our AFS investment securities portfolio at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
AFS securities, at fair value:
U.S. Treasury securities	$6,051	$189	$(5)	$6,235
U.S. agency debentures	84	—	(3)	81
Foreign government debt securities	15	—	—	15
Residential MBS:
Agency-issued MBS	11,606	80	(124)	11,562
Agency-issued CMO—fixed rate	4,497	17	(90)	4,424
Agency-issued CMBS	1,523	44	(8)	1,559
Total AFS securities	$23,776	$330	$(230)	$23,876

	December 31, 2020
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
AFS securities, at fair value:
U.S. Treasury securities	$4,198	$272	$—	$4,470
U.S. agency debentures	234	4	(1)	237
Foreign government debt securities	24	—	—	24
Residential MBS:
Agency-issued MBS	13,271	233	(1)	13,503
Agency-issued CMO—fixed rate	8,077	40	(10)	8,107
Agency-issued CMBS	4,441	134	(3)	4,572
Total AFS securities	$30,245	$683	$(15)	$30,913

The following table summarizes sale activity of AFS securities during the three and six months ended June 30, 2021 and 2020 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:
For the three and six months ended June 30, 2021 and three months ended June 30, 2020 we did not have any sales proceeds, gross unrealized gains, or gross unrealized losses from our AFS securities portfolio.

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Sales proceeds	$—	$—	$—	$2,654
Net realized gains and losses:
Gross realized gains	$—	$—	$—	$61
Gross realized losses	—	—	—	—
Net realized gains	$—	$—	$—	$61
The following tables summarize our AFS securities in an unrealized loss position for which an ACL has not been recorded and summarized into categories of less than 12 months, or 12 months or longer, as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Less than 12 months		12 months or longer (1)		Total
(Dollars in millions)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
AFS securities:
U.S. Treasury securities	$2,218	$(5)	$—	$—	$2,218	$(5)
U.S. agency debentures	81	(3)	—	—	81	(3)
Residential MBS:
Agency-issued MBS	8,268	(124)	—	—	8,268	(124)
Agency-issued CMO —fixed rate	2,832	(89)	76	(1)	2,908	(90)
Agency-issued CMBS	651	(8)	—	—	651	(8)
Total AFS securities (1)	$14,050	$(229)	$76	$(1)	$14,126	$(230)

(1)As of June 30, 2021, we identified a total of 344 investments that were in unrealized loss positions with 2 investments in an unrealized loss position for a period of time greater than 12 months. Based on our analysis of the securities in an unrealized loss position as of June 30, 2021, the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase and therefore changes in value for securities are included in other comprehensive income. Market valuations and credit loss analyses on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. As of June 30, 2021, we do not intend to sell any of our securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our amortized cost basis. None of the investments in our AFS securities portfolio were past due as of June 30, 2021.

	December 31, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
AFS securities:
U.S. Treasury securities (1)	$60	$—	$—	$—	$60	$—
U.S. agency debentures	133	(1)	—	—	133	(1)
Residential MBS:
Agency-issued MBS	904	(1)	—	—	904	(1)
Agency-issued CMO—fixed rate	2,199	(10)	—	—	2,199	(10)
Agency-issued CMBS	989	(3)	—	—	989	(3)
Total AFS securities (2)	$4,285	$(15)	$—	$—	$4,285	$(15)

(1)At December 31, 2020, gross unrealized losses totaled less than $1 million for U.S. Treasury AFS securities with a loss duration of less than less than 12 months.

(2)As of December 31, 2020, we identified a total of 93 investments that were in unrealized loss positions, of which no investments are in an unrealized loss position for a period of time greater than 12 months. None of the investments in our AFS securities portfolio were past due as of December 31, 2020.
The following table summarizes the fixed income securities, carried at fair value, classified as AFS as of June 30, 2021 by the remaining contractual principal maturities. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	June 30, 2021
(Dollars in millions)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$6,235	$41	$6,037	$157	$—
U.S. agency debentures	81	—	—	81	—
Foreign government debt securities	15	15	—	—	—
Residential MBS:
Agency-issued MBS	11,562	—	—	—	11,562
Agency-issued CMO—fixed rate	4,424	—	—	—	4,424
Agency-issued CMBS	1,559	—	—	1,559	—
Total	$23,876	$56	$6,037	$1,797	$15,986
HTM Securities
During the second quarter of 2021, we re-designated certain securities from the classification of AFS to HTM. The securities re-designated consisted of agency-issued CMBS with a total carrying value of $5.7 billion at June 30, 2021. At the time of re-designation the securities included $78 million of pretax net unrealized loss in other comprehensive income and are being amortized over the life of the securities in a manner consistent with the amortization of a premium or discount. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding. HTM securities are carried on the balance sheet at amortized cost and the changes in the value of these securities, other than an ACL, are not reported on the financial statements.
The components of our HTM investment securities portfolio at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	ACL
HTM securities, at cost:
U.S. agency debentures (1)	$552	$19	$—	$571	$—
Residential MBS:
Agency-issued MBS	36,724	194	(302)	36,616	—
Agency-issued CMO—fixed rate	4,474	29	(23)	4,480	—
Agency-issued CMO—variable rate	117	1	—	118	—
Agency-issued CMBS	12,492	76	(61)	12,507	—
Municipal bonds and notes	5,265	189	(16)	5,438	—
Corporate bonds	373	4	—	377	5
Total HTM securities	$59,997	$512	$(402)	$60,107	$5

(1)    Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2020
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	ACL
HTM securities, at amortized cost:
U.S. agency debentures (1)	$402	$19	$—	$421	$—
Residential MBS:
Agency-issued MBS	7,740	240	(2)	7,978	—
Agency-issued CMO—fixed rate	1,735	23	—	1,758	—
Agency-issued CMO—variable rate	137	1	—	138	—
Agency-issued CMBS	2,943	124	—	3,067	—
Municipal bonds and notes	3,635	221	(1)	3,855	—
Total HTM securities	$16,592	$628	$(3)	$17,217	$—

(1)    Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

Allowance for Credit Losses for HTM Securities
For HTM securities, the three months ended June 30, 2021 had a beginning ACL balance of $1 million, a provision for credit losses of $4 million, and an ending ACL balance of $5 million. For HTM securities, the six months ended June 30, 2021 had a beginning ACL balance of less than $1 million, a provision for credit losses of $5 million and an ending ACL balance of $5 million.
For the three and six months ended June 30, 2020, the beginning ACL balance, the day one impact of adopting ASC 326, the provision for credit losses and the ending balance of ACL for HTM securities, in each case, were all less than $1 million.
AIR from HTM securities totaled $144 million at June 30, 2021 and $55 million at December 31, 2020 and is reported in "Accrued interest receivable and other assets" in our unaudited interim consolidated balance sheets.
Credit Quality Indicators
On a quarterly basis, management monitors the credit quality for HTM securities through the use of standard credit ratings. The following table summarizes our amortized cost of HTM securities aggregated by credit quality indicator at June 30, 2021 and December 31, 2020:

(Dollars in millions)	June 30, 2021	December 31, 2020
Municipal bonds and notes:
Aaa	$2,680	$2,070
Aa1	1,619	1,145
Aa2	802	420
Aa3	152	—
A1	12	—
Total municipal bonds and notes	$5,265	$3,635
Corporate bonds:
Aa1	$10	$—
Aa2	28	—
Aa3	24	—
A1	158	—
A2	153	—
Total corporate bonds	$373	$—

The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as HTM as of June 30, 2021. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments; however, we expect to collect substantially all of the recorded investment on these securities.

	June 30, 2021
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency debentures	$552	$571	$4	$4	$141	$146	$407	$421	$—	$—
Residential MBS:
Agency-issued MBS	36,724	36,616	3	4	9	9	449	465	36,263	36,138
Agency-issued CMO—fixed rate	4,474	4,480	—	—	5	5	404	413	4,065	4,062
Agency-issued CMO—variable rate	117	118	—	—	—	—	—	—	117	118
Agency-issued CMBS	12,492	12,507	—	—	—	—	535	554	11,957	11,953
Municipal bonds and notes	5,265	5,438	61	61	113	118	833	881	4,258	4,378
Corporate bonds	373	377	—	—	—	—	373	377	—	—
Total	$59,997	$60,107	$68	$69	$268	$278	$3,001	$3,111	$56,660	$56,649

Non-marketable and Other Equity Securities
The major components of our non-marketable and other equity securities portfolio at June 30, 2021 and December 31, 2020 are as follows:

(Dollars in millions)	June 30, 2021	December 31, 2020
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$108	$89
Unconsolidated venture capital and private equity fund investments (2)	187	185
Other investments without a readily determinable fair value (3)	79	61
Other equity securities in public companies (fair value accounting) (4)	107	281
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	544	362
Debt funds	7	5
Other investments	215	203
Investments in qualified affordable housing projects, net (6)	696	616
Total non-marketable and other equity securities	$1,943	$1,802

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at June 30, 2021 and December 31, 2020 (fair value accounting):

	June 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$5	12.6%	$5	12.6%
Capital Preferred Return Fund, LP	51	20.0	50	20.0
Growth Partners, LP	52	33.0	34	33.0
Total consolidated venture capital and private equity fund investments	$108		$89

(2)The carrying value represents investments in 157 and 162 funds (primarily venture capital funds) at June 30, 2021 and December 31, 2020, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. We carry our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the investments. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example March 31st for our June 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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

The following table shows the changes to the carrying amount of other investments without a readily determinable fair value for the six months ended June 30, 2021:

(Dollars in millions)	Six months ended June 30, 2021	Cumulative Adjustments
Measurement alternative:
Carrying value at June 30, 2021	$79
Carrying value adjustments:
Impairment	$—	$(1)
Upward changes for observable prices	12	16
Downward changes for observable prices	(2)	(6)
(4)Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct equity investments in public companies held by our consolidated funds. Changes in equity securities measured at fair value are recognized through net income.
(5)The following table shows the carrying value and our ownership percentage of each investment at June 30, 2021 and December 31, 2020 (equity method accounting):

	June 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$4	8.6%	$4	8.6%
Strategic Investors Fund III, LP	28	5.9	16	5.9
Strategic Investors Fund IV, LP	36	5.0	25	5.0
Strategic Investors Fund V funds	87	Various	67	Various
CP II, LP (i)	8	5.1	8	5.1
Other venture capital and private equity fund investments	381	Various	242	Various
Total venture capital and private equity fund investments	$544		$362
Debt funds:
Gold Hill Capital 2008, LP (ii)	$5	15.5%	$4	15.5%
Other debt funds	2	Various	1	Various
Total debt funds	$7		$5
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$115	50.0%	$115	50.0%
Other investments	100	Various	88	Various
Total other investments	$215		$203

(i)Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.
(ii)Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(6)The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of “Other liabilities” on our consolidated balance sheets at June 30, 2021 and December 31, 2020:

(Dollars in millions)	June 30, 2021	December 31, 2020
Investments in qualified affordable housing projects, net	$696	$616
Other liabilities	415	370

The following table presents other information relating to our investments in qualified affordable housing projects for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Tax credits and other tax benefits recognized	$26	$20	$54	$31
Amortization expense included in provision for income taxes (i)	14	10	30	22

(i)All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.
The following table presents the net gains and losses on non-marketable and other equity securities for the three and six months ended June 30, 2021 and 2020 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net gains (losses) on non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	$19	$1	$36	$4
Unconsolidated venture capital and private equity fund investments	15	(2)	32	(1)
Other investments without a readily determinable fair value	(1)	(1)	12	(4)
Other equity securities in public companies (fair value accounting)	18	13	92	6
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	250	26	295	18
Debt funds	1	—	2	—
Other investments	3	(2)	3	(3)
Total net gains on non-marketable and other equity securities	$305	$35	$472	$20
Less: realized net gains on sales of non-marketable and other equity securities	61	—	127	—
Net gains on non-marketable and other equity securities still held	$244	$35	$345	$20
6.    Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments
We serve a variety of commercial clients in the technology, life science/healthcare, private equity/venture capital and premium wine industries. Our technology clients generally tend to be in the industries of hardware (such as semiconductors, communications, data, storage and electronics), software/internet (such as infrastructure software, applications, software services, digital content and advertising technology) and ERI. Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Loans to our technology, life science/healthcare and ERI clients are reported under the Investor Dependent, Cash Flow Dependent and Balance Sheet Dependent risk-based segments below. Loans made to private equity/venture capital firm clients typically enable them to fund investments prior to their receipt of funds from capital calls and are reported under the Global Fund Banking portfolio segment below. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality. In addition to commercial loans, we make consumer loans through SVB Private Bank and provide real estate secured loans to eligible employees through our EHOP.
We also provide community development loans made as part of our responsibilities under the CRA. These loans are included within “construction loans” below and are primarily secured by real estate. Additionally, beginning in April 2020, we accepted applications under the PPP administered by the SBA under the Coronavirus Aid, Relief, and Economic Security Act

(the "CARES Act") and originated loans to qualified small businesses. Disbursement of PPP funds under the CARES Act originally expired on August 8, 2020, however, on December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "Economic Aid Act") was enacted, which extended the application period for PPP loans up to March 31, 2021, and allowed for certain PPP borrowers to apply for second draw loans. The disbursement phase of the PPP was further extended to June 30, 2021 pursuant to the PPP Extension Act of 2021.
The composition of loans at amortized cost basis broken out by risk-based segment at June 30, 2021 and December 31, 2020 is presented in the following table:

(Dollars in millions)	June 30, 2021	December 31, 2020
Global fund banking	$30,630	$25,543
Investor dependent:
Early stage	1,565	1,486
Mid stage	1,708	1,565
Later stage	2,055	1,921
Total investor dependent	5,328	4,972
Cash flow dependent:
Sponsor led buyout	1,917	1,989
Other	2,926	2,945
Total cash flow dependent	4,843	4,934
Private bank (4)	5,297	4,901
Balance sheet dependent	2,804	2,191
Premium wine (4)	1,002	1,053
Other (4)	7	28
SBA loans	843	1,559
Total loans (1) (2) (3)	$50,754	$45,181
ACL	(396)	(448)
Net loans	$50,358	$44,733

(1)    Total loans at amortized cost is net of unearned income of $248 million and $226 million at June 30, 2021 and December 31, 2020, respectively.
(2)     Included within our total loan portfolio are credit card loans of $509 million and $400 million at June 30, 2021 and December 31, 2020, respectively.
(3)     Included within our total loan portfolio are construction loans of $84 million and $118 million at June 30, 2021 and December 31, 2020, respectively.
(4)     Of our total loans, the table below includes those secured by real estate at amortized cost at June 30, 2021 and December 31, 2020 and were comprised of the following:

(Dollars in millions)	June 30, 2021	December 31, 2020
Real estate secured loans:
Private bank:
Loans for personal residence	$3,773	$3,392
Loans to eligible employees	447	481
Home equity lines of credit	61	43
Other	131	143
Total private bank loans secured by real estate	$4,412	$4,059
Premium wine	807	824
Other	34	57
Total real estate secured loans	$5,253	$4,940

Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass,” with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans; however, we consider them as demonstrating higher risk, which requires more frequent review of the individual exposures; these translate to an internal rating of “Criticized.” All of our nonaccrual loans are risk-rated 8 or 9 and are classified with the internal rating of "Nonperforming." Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators on a quarterly basis for performance and appropriateness of risk ratings as part of our evaluation process for our ACL for loans.

The following tables summarize the credit quality indicators, broken out by risk-based segment and vintage year, as of June 30, 2021 and December 31, 2020:

	Term Loans by Origination Year
June 30, 2021 (Dollars in millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Global fund banking:
Risk rating:
Pass	$567	$165	$42	$55	$20	$7	$29,766	$1	$—	$30,623
Criticized	—	—	—	—	—	—	5	2	—	7
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total global fund banking	$567	$165	$42	$55	$20	$7	$29,771	$3	$—	$30,630
Investor dependent:
Early stage:
Risk rating:
Pass	$392	$520	$237	$53	$10	$—	$144	$1	$—	$1,357
Criticized	8	93	51	14	2	5	24	—	—	197
Nonperforming	—	1	5	4	—	—	1	—	—	11
Total early stage	$400	$614	$293	$71	$12	$5	$169	$1	$—	$1,565
Mid stage:
Risk rating:
Pass	$505	$654	$215	$106	$16	$2	$100	$5	$—	$1,603
Criticized	8	49	9	13	3	—	18	—	—	100
Nonperforming	—	—	2	3	—	—	—	—	—	5
Total mid stage	$513	$703	$226	$122	$19	$2	$118	$5	$—	$1,708
Later stage:
Risk rating:
Pass	$576	$829	$290	$63	$10	$2	$195	$—	$—	$1,965
Criticized	6	29	16	3	2	—	13	—	—	69
Nonperforming	—	15	—	—	—	—	6	—	—	21
Total later stage	$582	$873	$306	$66	$12	$2	$214	$—	$—	$2,055
Total investor dependent	$1,495	$2,190	$825	$259	$43	$9	$501	$6	$—	$5,328
Cash flow dependent:
Sponsor led buyout:
Risk rating:
Pass	$588	$548	$341	$141	$120	$4	$44	$—	$—	$1,786
Criticized	—	14	15	40	10	13	5	—	—	97
Nonperforming	—	—	12	10	7	—	5	—	—	34
Total sponsor led buyout	$588	$562	$368	$191	$137	$17	$54	$—	$—	$1,917
Other
Risk rating:
Pass	$540	$720	$332	$137	$108	$—	$868	$—	$—	$2,705

Criticized	—	10	35	37	—	—	138	—	—	220
Nonperforming	—	—	—	—	—	—	1	—	—	1
Total other	$540	$730	$367	$174	$108	$—	$1,007	$—	$—	$2,926
Total cash flow dependent	$1,128	$1,292	$735	$365	$245	$17	$1,061	$—	$—	$4,843
Private bank:
Risk rating:
Pass	$1,047	$1,748	$980	$321	$243	$513	$406	$1	$—	$5,259
Criticized	—	1	8	3	4	11	4	—	—	31
Nonperforming	—	—	—	6	—	1	—	—	—	7
Total private bank	$1,047	$1,749	$988	$330	$247	$525	$410	$1	$—	$5,297
Balance sheet dependent:
Risk rating:
Pass	$657	$728	$130	$158	$31	$—	$928	$—	$—	$2,632
Criticized	—	65	42	—	—	—	64	1	—	172
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total balance sheet dependent	$657	$793	$172	$158	$31	$—	$992	$1	$—	$2,804
Premium wine:
Risk rating:
Pass	$52	$128	$195	$72	$74	$210	$112	$36	$—	$879
Criticized	2	15	12	16	10	47	21	—	—	123
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total Premium wine	$54	$143	$207	$88	$84	$257	$133	$36	$—	$1,002
Other:
Risk rating:
Pass	$—	$17	$13	$—	$1	$—	$3	$—	$(27)	$7
Criticized	—	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total other	$—	$17	$13	$—	$1	$—	$3	$—	$(27)	$7
SBA loans:
Risk rating:
Pass	$401	$368	$—	$—	$—	$—	$—	$—	$—	$769
Criticized	46	28	—	—	—	—	—	—	—	74
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total SBA loans	$447	$396	$—	$—	$—	$—	$—	$—	$—	$843
Total loans	$5,395	$6,745	$2,982	$1,255	$671	$815	$32,871	$47	$(27)	$50,754

(1)    These amounts consist of fees and clearing items that have not yet been allocated at the loan level.

	Term Loans by Origination Year
December 31, 2020 (Dollars in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Global fund banking:
Risk rating:
Pass	$440	$48	$69	$23	$2	$6	$24,947	$2	$25,537
Criticized	—	—	—	—	—	—	—	6	6
Nonperforming	—	—	—	—	—	—	—	—	—
Total global fund banking	$440	$48	$69	$23	$2	$6	$24,947	$8	$25,543
Investor dependent:
Early stage:
Risk rating:
Pass	$667	$370	$121	$32	$1	$1	$96	$1	$1,289
Criticized	47	73	26	10	4	—	19	—	179
Nonperforming	2	9	5	1	—	—	1	—	18
Total early stage	$716	$452	$152	$43	$5	$1	$116	$1	$1,486
Mid stage:
Risk rating:
Pass	$840	$302	$146	$23	$5	$1	$101	$3	$1,421
Criticized	43	48	26	8	—	5	10	—	140
Nonperforming	—	1	—	3	—	—	—	—	4
Total mid stage	$883	$351	$172	$34	$5	$6	$111	$3	$1,565
Later stage:
Risk rating:
Pass	$906	$394	$170	$38	$—	$8	$224	$5	$1,745
Criticized	22	55	30	1	—	2	37	—	147
Nonperforming	17	2	4	—	—	—	6	—	29
Total later stage	$945	$451	$204	$39	$—	$10	$267	$5	$1,921
Total investor dependent	$2,544	$1,254	$528	$116	$10	$17	$494	$9	$4,972
Cash flow dependent:
Sponsor led buyout:
Risk rating:
Pass	$791	$452	$274	$167	$37	$—	$75	$—	$1,796
Criticized	—	70	39	22	13	—	9	—	153
Nonperforming	—	12	16	7	—	—	5	—	40
Total sponsor led buyout	$791	$534	$329	$196	$50	$—	$89	$—	$1,989
Other
Risk rating:
Pass	$880	$513	$179	$133	$39	$—	$933	$—	$2,677
Criticized	19	68	34	4	—	—	137	—	262

Nonperforming	—	—	5	—	—	—	1	—	6
Total other	$899	$581	$218	$137	$39	$—	$1,071	$—	$2,945
Total cash flow dependent	$1,690	$1,115	$547	$333	$89	$—	$1,160	$—	$4,934
Private bank:
Risk rating:
Pass	$1,878	$1,153	$394	$353	$295	$406	$382	$1	$4,862
Criticized	3	10	5	1	5	8	1	—	33
Nonperforming	—	—	3	—	—	2	1	—	6
Total private bank	$1,881	$1,163	$402	$354	$300	$416	$384	$1	$4,901
Balance sheet dependent:
Risk rating:
Pass	$838	$190	$199	$19	$—	$—	$858	$1	$2,105
Criticized	56	4	—	—	—	—	26	—	86
Nonperforming	—	—	—	—	—	—	—	—	—
Total balance sheet dependent	$894	$194	$199	$19	$—	$—	$884	$1	$2,191
Premium wine:
Risk rating:
Pass	$127	$194	$71	$79	$115	$154	$135	$36	$911
Criticized	18	24	36	10	13	6	34	—	141
Nonperforming	—	—	—	—	1	—	—	—	1
Total Premium wine	$145	$218	$107	$89	$129	$160	$169	$36	$1,053
Other:
Risk rating:
Pass	$—	$16	$11	$—	$—	$1	$—	$—	$28
Criticized	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	—	—	—	—	—	—	—
Total other	$—	$16	$11	$—	$—	$1	$—	$—	$28
SBA loans:
Risk rating:
Pass	$1,456	$—	$—	$—	$—	$—	$—	$—	$1,456
Criticized	103	—	—	—	—	—	—	—	103
Nonperforming	—	—	—	—	—	—	—	—	—
Total SBA loans	$1,559	$—	$—	$—	$—	$—	$—	$—	$1,559
Total loans	$9,153	$4,008	$1,863	$934	$530	$600	$28,038	$55	$45,181

Allowance for Credit Losses: Loans
In the second quarter of 2021, the ACL for loans increased by $4 million from the prior quarter, driven primarily by growth in our loan portfolio, partially offset by improved economic conditions within our forecasted assumptions.
The economic forecast in Moody's Analytics June 2021 forecast was utilized in our quantitative model for the ACL as of June 30, 2021. The forecast assumptions included an improvement in the unemployment rate as a result of continued business re-openings and the effect of government aid programs, as well as an improved forecasted gross domestic product growth rate. We determined the forecast to be a reasonable view of the outlook for the economy given the available information at current quarter end. To the extent we identified credit risk considerations that were not captured by the Moody's Analytics June 2021 forecast, we addressed the risk through management's qualitative adjustments to our ACL.
We do not estimate expected credit losses on AIR on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $143 million at June 30, 2021 and $126 million at December 31, 2020 and is reported in "Accrued interest receivable and other assets" in our unaudited interim consolidated balance sheets.
The following tables summarize the activity relating to our ACL for loans for the three and six months ended June 30, 2021 and 2020, broken out by portfolio segment:

Three months ended June 30, 2021	Beginning Balance March 31, 2021	Charge-offs	Recoveries	Provision (Reduction) for Credit Losses	Ending Balance June 30, 2021
(Dollars in millions)
Global fund banking	$60	$—	$—	$6	$66
Investor dependent:
Early stage	62	(5)	2	(4)	55
Growth stage	106	(1)	1	(3)	103
Total investor dependent	168	(6)	3	(7)	158
Cash flow and balance sheet dependent	112	(7)	—	14	119
Private bank	44	(2)	—	5	47
Premium wine and other	8	—	—	(2)	6
Total ACL	$392	$(15)	$3	$16	$396

Three months ended June 30, 2020	Beginning Balance March 31, 2020	Charge-offs	Recoveries	Provision (Reduction) for Credit Losses	Ending Balance June 30, 2020
(Dollars in millions)
Global fund banking	$57	$—	$—	$(3)	$54
Investor dependent:
Early stage	127	(2)	3	20	148
Growth stage	149	(4)	1	(2)	144
Total investor dependent	276	(6)	4	18	292
Cash flow and balance sheet dependent	104	(8)	—	27	123
Private bank	88	(1)	—	4	91
Premium wine and other	24	—	—	2	26
SBA loans	—	—	—	4	4
Total ACL	$549	$(15)	$4	$52	$590

Six months ended June 30, 2021	Beginning Balance December 31, 2020	Charge-offs	Recoveries	Provision (Reduction) for Credit Losses	Ending Balance June 30, 2021
(Dollars in millions)
Global fund banking	$46	$(80)	$—	$100	$66
Investor dependent:
Early stage	86	(19)	3	(15)	55
Growth stage	127	(1)	5	(28)	103
Total investor dependent	213	(20)	8	(43)	158
Cash flow and balance sheet dependent	125	(7)	—	1	119
Private bank	53	(2)	—	(4)	47
Premium wine and other	9	(1)	—	(2)	6
SBA loans	2	—	—	(2)	—
Total ACL	$448	$(110)	$8	$50	$396

Six months ended June 30, 2020	Beginning Balance December 31, 2019	Impact of adopting ASC 326	Charge-offs	Recoveries	Provision for Credit Losses	Foreign Currency Translation Adjustments	Ending Balance June 30, 2020
(Dollars in millions)
Global fund banking	$107	$(70)	$—	$—	$17	$—	$54
Investor dependent:
Early stage	26	40	(12)	4	91	(1)	148
Growth stage	56	32	(27)	5	79	(1)	144
Total investor dependent	82	72	(39)	9	170	(2)	292
Cash flow and balance sheet dependent	81	(1)	(11)	3	51	—	123
Private bank	22	12	(2)	—	59	—	91
Premium wine and other	13	12	—	—	—	1	26
SBA loans	—	—	—	—	4	—	4
Total ACL	$305	$25	$(52)	$12	$301	$(1)	$590

The following table summarizes the aging of our loans broken out by risk-based segment as of June 30, 2021 and December 31, 2020:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	Equal to or Greater Than 90 Days Past Due	Total Past Due	Current	Total	Loans Past Due 90 Days or More Still Accruing Interest
June 30, 2021:
Global fund banking	$—	$—	$—	$—	$30,630	$30,630	$—
Investor dependent:
Early stage	1	—	1	2	1,563	1,565	—
Mid stage	—	2	—	2	1,706	1,708	—
Later stage	1	—	—	1	2,054	2,055	—
Total investor dependent	2	2	1	5	5,323	5,328	—
Cash flow dependent:
Sponsor led buyout	—	—	—	—	1,917	1,917	—
Other	5	—	—	5	2,921	2,926	—
Total cash flow dependent	5	—	—	5	4,838	4,843	—
Private bank	—	—	2	2	5,295	5,297	2
Balance sheet dependent	1	3	—	4	2,800	2,804	—
Premium wine	2	—	—	2	1,000	1,002	—
Other	—	—	—	—	7	7	—
SBA loans	—	1	1	2	841	843	1
Total loans	$10	$6	$4	$20	$50,734	$50,754	$3
December 31, 2020:
Global fund banking	$28	$—	$—	$28	$25,515	$25,543	$—
Investor dependent:
Early stage	6	2	—	8	1,478	1,486	—
Mid stage	6	—	1	7	1,558	1,565	—
Later stage	5	—	—	5	1,916	1,921	—
Total investor dependent	17	2	1	20	4,952	4,972	—
Cash flow dependent
Sponsor led buyout	—	—	—	—	1,989	1,989	—
Other	6	—	—	6	2,939	2,945	—
Total cash flow dependent	6	—	—	6	4,928	4,934	—
Private bank	4	4	—	8	4,893	4,901	—
Balance sheet dependent	1	1	—	2	2,189	2,191	—
Premium wine	3	—	1	4	1,049	1,053	—
Other	—	—	—	—	28	28	—
SBA loans	—	—	—	—	1,559	1,559	—
Total loans	$59	$7	$2	$68	$45,113	$45,181	$—

Nonaccrual Loans
The following table summarizes our nonaccrual loans with no allowance for credit loss at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(Dollars in millions)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss
Investor dependent:
Early stage	$11	$3	$18	$—
Mid stage	5	—	4	3
Later stage	21	—	29	—
Total investor dependent	37	3	51	3
Cash flow dependent:
Sponsor led buyout	34	—	40	—
Other	1	1	6	1
Total cash flow dependent	35	1	46	1
Private bank	7	2	6	3
Premium wine	—	—	1	1
Total nonaccrual loans	$79	$6	$104	$8
TDRs
As of June 30, 2021, we had 12 TDRs with a total carrying value of $61 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were no unfunded commitments available for funding to the clients associated with these TDRs as of June 30, 2021.
The following table summarizes our loans modified in TDRs, broken out by risk-based segment, at June 30, 2021 and December 31, 2020:

(Dollars in millions)	June 30, 2021	December 31, 2020
Loans modified in TDRs:
Investor dependent:
Early stage	$1	$7
Mid stage	5	4
Later stage	15	25
Total investor dependent	21	36
Cash flow dependent:
Sponsor led buyout	34	22
Other	1	1
Total cash flow dependent	35	23
Private bank	3	—
Premium wine	2	2
Total loans modified in TDRs	$61	$61

The following table summarizes the recorded investment in loans modified in TDRs, broken out by risk-based segment, for modifications made during the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Loans modified in TDRs during the period:
Investor dependent:
Early stage	$1	$—	$1	$—
Mid stage	—	5	—	11
Later stage	—	4	—	7
Total investor dependent	1	9	1	18
Cash flow dependent:
Sponsor led buyout	—	—	13	—
Other	—	4	—	4
Total cash flow dependent	—	4	13	4
Private bank	1	—	3	—
Premium wine	—	1	—	1
Total loans modified in TDRs during the period (1)	$2	$14	$17	$23

(1)There were $6 million and $7 million of partial charge-offs for the three and six months ended June 30, 2021, respectively, and $5 million and $18 million of partial charge-offs for the three and six months ended June 30, 2020, respectively.

During the three months ended June 30, 2021 and 2020, new TDRs of $1 million and $14 million, respectively, were modified through payment deferrals granted to our clients. During the three months ended June 30, 2021, new TDRs of $1 million were modified through forgiveness of principal; there were no modifications of principal forgiveness during the three months ended June 30, 2020. During the six months ended June 30, 2021 and 2020, $14 million and $23 million, respectively, were modified through payment deferrals granted to our clients, and $3 million and less than $1 million, respectively, were modified through forgiveness of principal.
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2021 and June 30, 2020:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
TDRs modified within the previous 12 months that defaulted during the period:
Cash flow dependent:
Sponsor led buyout	$—	$10	$—	$10
Total cash flow dependent	—	10	—	10
Total TDRs modified within the previous 12 months that defaulted in the period	$—	$10	$—	$10
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the ACL for loans, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and nonaccrual loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology for TDRs was necessary to determine the ACL for loans as of June 30, 2021.
ACL: Unfunded Credit Commitments
We maintain a separate ACL for unfunded credit commitments that is determined using a methodology that is inherently similar to the methodology used for calculating the ACL for loans. At June 30, 2021, our ACL estimates utilized the improved Moody's economic forecasts from June 2021 as mentioned above.

The following table summarizes the activity relating to our ACL for unfunded credit commitments for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
ACL: unfunded credit commitments, beginning balance	$105	$85	$121	$67
Impact of adopting ASC 326	—	—	—	23
Provision of credit losses	15	14	(1)	9
ACL: unfunded credit commitments, ending balance (1)	$120	$99	$120	$99

(1)The “ACL: unfunded credit commitments” is included as a component of “other liabilities” on our unaudited interim consolidated balance sheets. See Note 13 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional disclosures related to our commitments to extend credit.
7.     Goodwill and Other Intangible Assets

Goodwill
Goodwill at both June 30, 2021 and December 31, 2020 was $143 million, which was a result of revenue generating synergies expected from our acquisition of SVB Leerink in 2019 as well as our acquisition of WestRiver Group's debt fund business in December 2020.
Other Intangible Assets
The components of net other intangible assets were as follows:

	June 30, 2021			December 31, 2020
(Dollars in millions)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$42	$10	$32	$42	$8	$34
Other	36	11	25	36	9	27
Total other intangible assets	$78	$21	$57	$78	$17	$61

For the six months ended June 30, 2021, we recorded amortization expense of $4 million. Assuming no future impairments of other intangible assets or additional acquisitions or dispositions, the following table presents the Company's future expected amortization expense for other intangible assets that will continue to be amortized as of June 30, 2021:

Years ended December 31, (Dollars in millions)	Other Intangible Assets
2021 (excluding the six months ended June 30, 2021)	$4
2022	8
2023	8
2024	8
2025	7
2026 and thereafter	22
Total future amortization expense	$57

8.    Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at June 30, 2021 and December 31, 2020:

			Carrying Value
(Dollars in millions)	Maturity	Principal value at June 30, 2021	June 30, 2021	December 31, 2020
Short-term borrowings:
Other short-term borrowings	(1)	$34	$34	$21
Total short-term borrowings			$34	$21
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350	$349	$349
3.125% Senior Notes	June 5, 2030	500	495	495
1.800% Senior Notes	February 2, 2031	500	494	—
2.100% Senior Notes	May 15, 2028	500	496	—
Total long-term debt			$1,834	$844

(1)Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.

Interest expense related to short-term borrowings and long-term debt was $11 million and $20 million for the three and six months ended June 30, 2021, respectively and $5 million and $11 million for the three and six months ended June 30, 2020, respectively. The weighted average interest rate associated with our short-term borrowings was 0.8 percent as of June 30, 2021 and 0.8 percent as of as of December 31, 2020.
Short-term Borrowings
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of June 30, 2021, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $7.1 billion, of which $5.9 billion was available to support additional borrowings. As of June 30, 2021, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $0.9 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $1.9 billion at June 30, 2021. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $4.0 billion at June 30, 2021.
3.50% Senior Notes
In January 2015, SVB Financial issued $350 million of 3.50% Senior Notes due in January 2025. We received net proceeds of approximately $346 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.50% Senior Notes at June 30, 2021 was $349 million, which is reflective of $1 million of debt issuance costs and a discount of less than $1 million.
3.125% Senior Notes
On June 5, 2020, the Company issued $500 million of 3.125% Senior Notes due in June 2030 ("3.125% Senior Notes"). The 3.125% Senior Notes may be redeemed by us, at our option, at any time prior to March 5, 2030, at a redemption price equal to the full aggregate principal amount plus a “make-whole” premium payment. We received net proceeds from this offering of approximately $495 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.125% Senior Notes at June 30, 2021 was $495 million, which is reflective of $4 million of debt issuance costs and a discount of less than $1 million.

1.800% Senior Notes
On February 2, 2021 the Company issued $500 million of 1.800% Senior Notes due February 2031 ("1.800% Senior Notes"), with interest payments starting August 2, 2021, and payable every February 2nd and August 2nd. The notes are senior unsecured obligations of SVB Financial Group and rank equally with all of our other unsecured and unsubordinated indebtedness. We received net proceeds from this offering of approximately $494 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 1.800% Senior Notes at June 30, 2021 was $494 million, which is reflective of $4 million of debt issuance costs and a $2 million discount.
2.100% Senior Notes
On May 13, 2021 the Company issued $500 million of 2.100% Senior Notes due May 2028 ("2.100% Senior Notes"), with interest payments starting November 15, 2021, and payable every May 15th and November 15th. The notes are senior unsecured obligations of SVB Financial Group and rank equally with all of our other unsecured and unsubordinated indebtedness. We received net proceeds from this offering of approximately $496 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 2.100% Senior Notes at June 30, 2021 was $496 million, which is reflective of $4 million of debt issuance costs and a discount of less than $1 million.
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
Fair Value Hedges
To manage interest rate risk on our AFS securities portfolio, we enter into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of the securities resulting from changes in interest rates. We designate these interest rate swap contracts as fair value hedges that qualify for hedge accounting under ASC 815, Derivatives and Hedging ("ASC 815") and have elected to account for a portion of them using the last-of-layer method as outlined in ASC 815. We record the fair value hedges in other assets and other liabilities. For qualifying fair value hedges, both the changes in the fair value of the derivative and the portion of the fair value adjustments associated with the last-of-layer attributable to the hedged risk will be recognized into earnings as they occur. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item in the line item "investment securities" as part of interest income, a component of consolidated net income.
We assess hedge effectiveness under ASC 815 on a quarterly basis to ensure all hedges remain highly effective and hedge accounting under ASC 815 can be applied. In conjunction with the assessment of effectiveness, we assess the hedged item to ensure it is expected to be outstanding at the hedged item’s assumed maturity date and the last-of-layer method of accounting under ASC 815 can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge per ASC 815, any remaining fair value basis adjustments are allocated to the individual assets in the portfolio and amortized into earnings over a period consistent with the amortization of other discounts and premiums associated with the respective assets. As allowed under GAAP, we applied the "shortcut" method of accounting to a portion of our fair value hedges which assumes there is perfect effectiveness.

The following table summarizes the amortized cost basis of hedged assets that are designated and qualify as fair value hedges and the cumulative amount of fair value hedging adjustments included in the carrying value that have been recorded on our unaudited interim consolidated balance sheets as of June 30, 2021:

	June 30, 2021
(Dollars in millions)	Amortized Cost Basis of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
AFS securities (1)	$21,817	$4

(1)These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $17.5 billion, the amounts of the designated hedged items was $8.8 billion and the cumulative basis adjustments associated with these hedging relationships was $6 million.
Cash Flow Hedges
To manage interest rate risk on our variable-interest rate loan portfolio, we enter into interest rate swap contracts to hedge against future changes in interest rates by using hedging instruments to lock in future cash inflows that would otherwise be impacted by movements in the market interest rates. We designate these interest rate swap contracts as cash flow hedges that qualify for hedge accounting under ASC 815 and record them in other assets and other liabilities. For qualifying cash flow hedges, changes in the fair value of the derivative are recorded in AOCI and recognized in earnings as the hedged item affects earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item in the line item "Loans" as part of interest income, a component of consolidated net income.
We assess hedge effectiveness under ASC 815 on a quarterly basis to ensure all hedges remain highly effective and hedge accounting under ASC 815 can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge per ASC 815, any amounts remaining as gain or loss in AOCI are reclassified into earnings in the line item "Loans" as part of interest income, a component of consolidated net income. As of March 31, 2020, all derivatives previously classified as hedges with notional balances totaling $5.0 billion and a net asset fair value of $228 million were terminated. As of June 30, 2021, the total unrealized gains on terminated cash flow hedges remaining in AOCI was $148 million, $107 million net of tax. The unrealized gains will be reclassified into interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The total remaining term over which the unrealized gains will be reclassified into earnings is approximately four years.
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

The total notional or contractual amounts and fair value of our derivative financial instruments at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021			December 31, 2020
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in millions)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	$9,775	$16	$—	$—	$—	$—
Interest rate swaps	3,025	—	2	—	—	—
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	616	10	—	68	—	—
Foreign exchange forwards	184	—	2	567	—	20
Other derivative instruments:
Equity warrant assets	301	266	—	253	203	—
Client foreign exchange forwards	11,234	165	—	8,026	215	—
Client foreign exchange forwards	10,717	—	153	7,491	—	188
Client foreign currency options	233	2	—	98	2	—
Client foreign currency options	233	—	2	98	—	2
Client interest rate derivatives	1,306	65	—	1,082	68	—
Client interest rate derivatives (2)	1,483	—	59	1,251	—	27
Total derivatives not designated as hedging instruments		508	216		488	237
Total derivatives		$524	$218		$488	$237

(1)Derivative assets and liabilities are included in "accrued interest receivable and other assets" and "other liabilities", respectively, on our consolidated balance sheets.
(2)The amount reported reflects reductions of approximately $6 million and $45 million of derivative liabilities at June 30, 2021 and December 31, 2020, respectively, reflecting variation margin treated as settlement of the related derivative fair values for legal and accounting purposes as required by central clearing houses.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and six months ended June 30, 2021 and 2020 is as follows:

		Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	Statement of income location	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate risks:
Amounts reclassified from AOCI into income	Interest income - loans	$16	$16	$31	$18
Change in fair value of interest rate swaps hedging investment securities	Interest income - investment securities taxable	(14)	—	4	—
Change in fair value of hedged investment securities	Interest income - investment securities taxable	4	—	(13)	—
Net gains associated with interest rate risk derivatives		$6	$16	$22	$18
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on revaluations of internal foreign currency instruments, net	Other noninterest income	$7	$11	(21)	$3
(Losses) gains on internal foreign exchange forward contracts, net	Other noninterest income	(6)	(9)	21	(1)
Net gains associated with internal currency risk		$1	$2	$—	$2
Other derivative instruments:
Gains (losses) on revaluations of client foreign currency instruments, net	Other noninterest income	$17	$5	$15	$(3)
(Losses) gains on client foreign exchange forward contracts, net	Other noninterest income	(12)	(7)	(10)	1
Net gains (losses) associated with client currency risk		$5	$(2)	$5	$(2)
Net gains on equity warrant assets	Gains on equity warrant assets, net	$122	$27	$344	$40
Net (losses) gains on other derivatives	Other noninterest income	$(2)	$—	$2	$(5)

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of June 30, 2021 and December 31, 2020:

	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position but Subject to Master Netting Arrangements		Net Amount
(Dollars in millions)				Financial Instruments	Cash Collateral Received (1)
June 30, 2021
Derivative assets:
Interest rate swaps	$16	$—	$16	$(2)	$—	$14
Foreign exchange forwards	175	—	175	(48)	(31)	96
Foreign currency options	2	—	2	(1)	—	1
Client interest rate derivatives	65	—	65	(62)	(3)	—
Total derivative assets	258	—	258	(113)	(34)	111
Reverse repurchase, securities borrowing, and similar arrangements	762	—	762	(762)	—	—
Total	$1,020	$—	$1,020	$(875)	$(34)	$111
December 31, 2020
Derivative assets:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign exchange forwards	215	—	215	(76)	(21)	118
Foreign currency options	2	—	2	(1)	—	1
Client interest rate derivatives	68	—	68	(68)	—	—
Total derivative assets	285	—	285	(145)	(21)	119
Reverse repurchase, securities borrowing, and similar arrangements	227	—	227	(227)	—	—
Total	$512	$—	$512	$(372)	$(21)	$119

(1)Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

The following table summarizes our liabilities subject to enforceable master netting arrangements as of June 30, 2021 and December 31, 2020:

	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position but Subject to Master Netting Arrangements		Net Amount
(Dollars in millions)				Financial Instruments	Cash Collateral Pledged (1)
June 30, 2021
Derivative liabilities:
Interest rate swaps	$2	$—	$2	$(2)	$—	$—
Foreign exchange forwards	155	—	155	(54)	(42)	59
Foreign currency options	2	—	2	—	(1)	1
Client interest rate derivatives	59	—	59	(37)	(21)	1
Total derivative liabilities	218	—	218	(93)	(64)	61
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$218	$—	$218	$(93)	$(64)	$61
December 31, 2020
Derivative liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign exchange forwards	208	—	208	(84)	(45)	79
Foreign currency options	2	—	2	(1)	—	1
Client interest rate derivatives	27	—	27	—	(26)	1
Total derivative liabilities	237	—	237	(85)	(71)	81
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$237	$—	$237	$(85)	$(71)	$81

(1)Cash collateral pledged to our counterparties in relation to market value exposures of derivative contracts in a liability position and repurchase agreements are recorded as a component of “cash and cash equivalents" on our consolidated balance sheets.
10.    Noninterest Income
All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. Included below is a summary of noninterest income for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Noninterest income:
Gains on investment securities, net	$305	$35	$472	$81
Gains on equity warrant assets, net	122	27	344	40
Client investment fees	15	32	35	75
Foreign exchange fees	67	36	124	84
Credit card fees	31	21	59	50
Deposit service charges	28	21	53	45
Lending related fees	18	11	34	24
Letters of credit and standby letters of credit fees	13	11	26	23
Investment banking revenue	103	142	245	188
Commissions	17	17	41	33
Other	42	16	72	27
Total noninterest income	$761	$369	$1,505	$670

Gains on investment securities, net
Net gains on investment securities include both gains and losses from our non-marketable and other equity securities, which include public equity securities held as a result of exercised equity warrant assets, gains and losses from sales of our AFS debt securities portfolio, when applicable, and carried interest.
Our non-marketable and other equity securities portfolio primarily represents investments in venture capital and private equity funds, SPD-SVB, debt funds, private and public portfolio companies, which includes public equity securities held as a result of exercised equity warrant assets, and qualified affordable housing projects. We experience variability in the performance of our non-marketable and other equity securities from period to period, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains from non-marketable and other equity securities for any single period are typically driven by valuation changes.
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
Gains on investment securities are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our investment-related activities. A summary of gains and losses on investment securities for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Gains on non-marketable and other equity securities, net	$305	$35	$472	$20
Gains on sales of AFS securities, net	—	—	—	61
Total gains on investment securities, net	$305	$35	$472	$81

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
Gains on equity warrant assets are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of net gains on equity warrant assets for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Equity warrant assets:
Gains on exercises, net	$78	$9	$251	$33
Terminations	(1)	—	(1)	(1)
Changes in fair value, net	45	18	94	8
Total net gains on equity warrant assets	$122	$27	$344	$40
Client investment fees
Client investment fees include fees earned from discretionary investment management services for substantially all clients, managing clients’ portfolios based on their investment policies, strategies and objectives and investment advisory fees. Revenue is recognized on a monthly basis upon completion of our performance obligation and consideration is typically received in the subsequent month. Included in our sweep money market fees are Rule 12(b)-1 fees, revenue sharing and customer transactional-based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period, typically monthly. Transactional based fees are earned and recognized on fixed income securities when the transaction is executed on the clients' behalf. Amounts paid to third-party service providers are predominantly expensed, such that client investment fees are recorded gross of payments made to third parties. A summary of client investment fees by instrument type for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Client investment fees by type:
Sweep money market fees	$7	$19	$18	$42
Asset management fees (1)	8	12	16	21
Repurchase agreement fees	—	1	1	12
Total client investment fees (2)	$15	$32	$35	$75

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

Forward contract and option premium fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of foreign exchange fee income by instrument type for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Foreign exchange fees by instrument type:
Spot contract commissions	$60	$33	$115	$74
Forward contract commissions	6	3	8	10
Option premium fees	1	—	1	—
Total foreign exchange fees	$67	$36	$124	$84
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
Annual card service fees are recognized on a straight-line basis over a 12-month period and continue to be accounted for under ASC 310 - Receivables.
A summary of credit card fees by instrument type for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Credit card fees by instrument type:
Card interchange fees, net	$26	$15	$49	$37
Merchant service fees	4	5	8	10
Card service fees	1	1	2	3
Total credit card fees	$31	$21	$59	$50
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

Lending related fees
Unused commitment fees, minimum finance fees and unused line fees are recognized as earned on a monthly basis. Fees that qualify for syndication treatment are recognized at the completion of the syndicated loan deal for which the fees were received. Lending related fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our lending-related activities. A summary of lending related fees by instrument type for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Lending related fees by instrument type:
Unused commitment fees	$15	$8	$28	$17
Other	3	3	6	7
Total lending related fees	$18	$11	$34	$24
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
A summary of investment banking revenue by instrument type for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Investment banking revenue:
Underwriting fees	$84	$131	$209	$162
Advisory fees	9	9	13	24
Private placements and other	10	2	23	2
Total investment banking revenue	$103	$142	$245	$188
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
Other service revenue primarily consists of dividend income on FHLB/FRB stock, correspondent bank rebate income, incentive fees, or performance fees related to carried interest and other fee income. We recognize revenue when our performance obligations are met and record revenues on a daily/monthly, quarterly, semi-annual or annual basis. For event driven revenue sources, we recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) we have performed the service, provided we have no other remaining obligations to the customer, (iii) the fee is fixed or determinable and (iv) collectability is probable.
A summary of other noninterest income by instrument type for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Other noninterest income by instrument type:
Fund management fees	$21	$8	$36	$16
Net gains on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	6	—	5	—
Other service revenue	15	8	31	11
Total other noninterest income	$42	$16	$72	$27

(1)Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.

Disaggregation of revenue from contracts with customers
The following tables present our revenues from contracts with customers disaggregated by revenue source and segment for the three and six months ended June 30, 2021 and 2020:

Three months ended June 30, 2021	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$14	$1	$—	$—	$—	$15
Spot contract commissions	60	—	—	—	—	60
Card interchange fees, gross	48	—	—	—	1	49
Merchant service fees	4	—	—	—	—	4
Deposit service charges	27	—	—	—	1	28
Investment banking revenue	—	—	—	103	—	103
Commissions	—	—	—	17	—	17
Fund management fees	—	—	20	1	—	21
Performance fees	—	—	8	—	—	8
Correspondent bank rebates	1	—	—	—	—	1
Total revenue from contracts with customers	$154	$1	$28	$121	$2	$306
Revenues outside the scope of ASC 606 (1)	20	—	147	28	260	455
Total noninterest income	$174	$1	$175	$149	$262	$761

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Three months ended June 30, 2020	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$31	$1	$—	$—	$—	$32
Spot contract commissions	33	—	—	—	—	33
Card interchange fees, gross	26	—	—	—	—	26
Merchant service fees	5	—	—	—	—	5
Deposit service charges	21	—	—	—	—	21
Investment banking revenue	—	—	—	142	—	142
Commissions	—	—	—	17	—	17
Fund management fees	—	—	7	1	—	8
Correspondent bank rebates	1	—	—	—	—	1
Total revenue from contracts with customers	$117	$1	$7	$160	$—	$285
Revenues outside the scope of ASC 606 (1)	16	—	14	4	50	84
Total noninterest income	$133	$1	$21	$164	$50	$369

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Six months ended June 30, 2021	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$33	$2	$—	$—	$—	$35
Spot contract commissions	115	—	—	—	—	115
Card interchange fees, gross	89	—	—	—	1	90
Merchant service fees	8	—	—	—	—	8
Deposit service charges	52	—	—	—	1	53
Investment banking revenue	—	—	—	245	—	245
Commissions	—	—	—	41	—	41
Fund management fees	—	—	33	3	—	36
Performance fees	—	—	8	—	—	8
Correspondent bank rebates	2	—	—	—	—	2
Total revenue from contracts with customers	$299	$2	$41	$289	$2	$633
Revenues outside the scope of ASC 606 (1)	34	—	203	30	605	872
Total noninterest income	$333	$2	$244	$319	$607	$1,505

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Six months ended June 30, 2020	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$74	$1	$—	$—	$—	$75
Spot contract commissions	74	—	—	—	—	74
Card interchange fees, gross	62	—	—	—	1	63
Merchant service fees	10	—	—	—	—	10
Deposit service charges	45	—	—	—	—	45
Investment banking revenue	—	—	—	188	—	188
Commissions	—	—	—	33	—	33
Fund management fees	—	—	14	2	—	16
Correspondent bank rebates	2	—	—	—	—	2
Total revenue from contracts with customers	$267	$1	$14	$223	$1	$506
Revenues outside the scope of ASC 606 (1)	33	—	12	3	116	164
Total noninterest income	$300	$1	$26	$226	$117	$670

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, and unearned revenue when revenue is recognized subsequent to receipt of consideration. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. During the three and six months ended June 30, 2021 and 2020, changes in our contract assets, contract liabilities and receivables were not material. Additionally, revenues recognized during the three and six months ended June 30, 2021 and 2020 that were included in the corresponding contract liability balance at the beginning of the periods were not material.

11.    Other Noninterest Expense
A summary of other noninterest expense for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Lending and other client related processing costs	$8	$7	$15	$16
Correspondent bank fees	5	4	9	8
Investment banking activities	3	8	9	11
Trade order execution costs	3	2	6	5
Data processing services	5	3	10	7
Telephone	2	2	4	4
Dues and publications	1	1	3	2
Postage and supplies	1	1	1	1
Other	17	11	33	26
Total other noninterest expense	$45	$39	$90	$80
12.    Segment Reporting
We have four reportable segments for management reporting purposes: Global Commercial Bank, SVB Private Bank, SVB Capital and SVB Leerink. The results of our reportable and operating segments are based on our internal management reporting process.
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
We also evaluate performance based on provision for credit losses, noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. In calculating each operating segment’s noninterest expense, we consider the direct costs incurred by the operating segment as well as certain allocated direct costs. As part of this review, we allocate certain corporate overhead costs to a corporate account. We do not allocate income tax expense or the provisions for unfunded credit commitments or HTM securities (included in provision for credit losses) to our segments. Additionally, our management reporting model is predicated on average asset balances; therefore, period-end asset balances are not presented for segment reporting purposes. Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods.
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
For reporting purposes, SVB Financial Group has four reportable segments for which we report our financial information:
•Global Commercial Bank is comprised of results from the following operating segments:
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

The following table presents a summary of financial results of our reportable segments along with a reconciliation to our consolidated interim results. Our reportable segment information for the three and six months ended June 30, 2021 and 2020 is as follows:

(Dollars in millions)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	SVB Leerink (1)	Other Items (2)	Total
Three months ended June 30, 2021
Net interest income	$715	$29	$—	$—	$(16)	$728
Provision for credit losses	(11)	(5)	—	—	(19)	(35)
Noninterest income	174	1	175	149	262	761
Noninterest expense (3)	(307)	(15)	(18)	(98)	(215)	(653)
Income before income tax expense (4)	$571	$10	$157	$51	$12	$801
Total average loans, amortized cost	$42,727	$5,154	$—	$—	$1,931	$49,812
Total average assets (5) (6)	131,885	5,199	613	729	12,291	150,717
Total average deposits	128,918	3,977	—	—	865	133,760
Three months ended June 30, 2020
Net interest income	$485	$19	$—	$—	$9	$513
Provision for credit losses	(44)	(4)	—	—	(18)	(66)
Noninterest income	133	1	21	164	50	369
Noninterest expense (3)	(241)	(10)	(8)	(109)	(112)	(480)
Income (loss) before income tax expense (4)	$333	$6	$13	$55	$(71)	$336
Total average loans, amortized cost	$30,472	$4,036	$—	$—	$2,004	$36,512
Total average assets (5) (6)	67,936	4,072	430	455	5,540	78,433
Total average deposits	65,091	2,120	—	—	706	67,917
Six months ended June 30, 2021
Net interest income	$1,334	$56	$—	$—	$(2)	$1,388
(Provision for) reduction of credit losses	(56)	4	—	—	(2)	(54)
Noninterest income	333	2	244	319	607	1,505
Noninterest expense (3)	(585)	(28)	(34)	(235)	(407)	(1,289)
Income before income tax expense (4)	$1,026	$34	$210	$84	$196	$1,550
Total average loans, amortized cost	$41,016	$5,066	$—	$—	$1,974	$48,056
Total average assets (5) (6)	120,470	5,114	595	748	10,910	137,837
Total average deposits	117,655	3,636	—	—	957	122,248
Six months ended June 30, 2020
Net interest income	$949	$34	$—	$—	$54	$1,037
Provision for credit losses	(238)	(59)	—	—	(13)	(310)
Noninterest income	300	1	26	226	117	670
Noninterest expense (3)	(466)	(20)	(17)	(171)	(205)	(879)
Income (loss) before income tax expense (4)	$545	$(44)	$9	$55	$(47)	518
Total average loans, amortized cost	$29,805	$3,946	$—	$—	$1,335	$35,086
Total average assets (5) (6)	64,871	3,982	439	469	5,659	75,420
Total average deposits	62,153	2,021	—	—	689	64,863

(1)Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within “Other Items."
(2)The “Other Items” column reflects the adjustments necessary to reconcile the results of the reportable segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income consists primarily of interest earned from our fixed income investment portfolio, net of FTP. Noninterest income consists primarily of gains or losses on equity warrant assets, gains or losses on the sale of AFS securities and gains or losses on equity securities from exercised warrant assets. Noninterest expense consists primarily of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses.

(3)The Global Commercial Bank segment includes direct depreciation and amortization of $8 million and $6 million for the three months ended June 30, 2021 and 2020, respectively, and $14 million and $11 million for the six months ended June 30, 2021 and 2020, respectively.
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
(6)Included in the total average assets for SVB Leerink is goodwill of $138 million for the three and six months ended June 30, 2021 and 2020.
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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at June 30, 2021 and December 31, 2020:

(Dollars in millions)	June 30, 2021	December 31, 2020
Loan commitments available for funding: (1)	$33,174	$28,975
Commercial and standby letters of credit (2)	3,211	3,007
Total unfunded credit commitments	$36,385	$31,982
Allowance for unfunded credit commitments (3)	120	121

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

Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at June 30, 2021. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in millions)	Expires in One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$2,916	$101	$3,017	$3,017
Performance standby letters of credit	121	5	126	126
Commercial letters of credit	23	45	68	68
Total	$3,060	$151	$3,211	$3,211
Deferred fees related to financial and performance standby letters of credit were $18 million at June 30, 2021 and $17 million at December 31, 2020. At June 30, 2021, collateral in the form of cash of $1.9 billion was available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which generally make investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at June 30, 2021:

(Dollars in millions)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
CP II, LP (1)	$1	$—	5.1%
Capital Preferred Return Fund, LP	13	—	20.0
Growth Partners, LP	25	1	33.0
Strategic Investors Fund, LP	15	1	12.6
Strategic Investors Fund II, LP	15	1	8.6
Strategic Investors Fund III, LP	15	1	5.9
Strategic Investors Fund IV, LP	12	2	5.0
Strategic Investors Fund V funds	1	—	Various
Other venture capital and private equity fund investments (equity method accounting)	11	3	Various
Debt funds (equity method accounting)	59	—	Various
Other fund investments (2)	267	16	Various
Total	$434	$25

(1)Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in Strategic Investors Fund II, LP.
(2)Represents commitments to 163 funds (primarily venture capital funds) where our ownership interest is generally less than five percent of the voting interests of each such fund.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at June 30, 2021:

(Dollars in millions)	Unfunded Commitments
Capital Preferred Return Fund, LP	$2
Growth Partners, LP	1
Total	$3
14.    Income Taxes
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
At June 30, 2021, our unrecognized tax benefit was $22 million, the recognition of which would reduce our income tax expense by $18 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three and six months ended June 30, 2021.

15.    Fair Value of Financial Instruments
Fair Value Measurements
Our AFS securities, derivative instruments and certain non-marketable and other equity securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our interim consolidated financial statements.
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
Level 2
Fair value measurements based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Valuations for the AFS securities are provided by independent pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent brokers. We perform a monthly analysis on the values received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third-party pricing methodologies, review of pricing trends and monitoring of trading volumes. Additional corroboration, such as obtaining a non-binding price from a broker, may be obtained depending on the frequency of trades of the security and the level of liquidity or depth of the market. We ensure prices received from independent brokers represent a reasonable estimate of the fair value through the use of observable market inputs including comparable trades, yield curve, spreads and, when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Below is a summary of the significant inputs used for each class of Level 2 assets and liabilities:
U.S. agency debentures: Fair value measurements of U.S. agency debentures are based on the characteristics specific to bonds held, such as issuer name, issuance date, coupon rate, maturity date and any applicable issuer call option features. Valuations are based on market spreads relative to similar term benchmark market interest rates, generally U.S. Treasury securities.
Agency-issued MBS: Agency-issued MBS are pools of individual conventional mortgage loans underwritten to U.S. agency standards with similar coupon rates, tenor, and other attributes such as geographic location, loan size and origination vintage. Fair value measurements of these securities are based on observable price adjustments relative to benchmark market interest rates taking into consideration estimated loan prepayment speeds.
Agency-issued CMO: Agency-issued CMO are structured into classes or tranches with defined cash flow characteristics and are collateralized by U.S. agency-issued mortgage pass-through securities. Fair value measurements of these securities incorporate similar characteristics of mortgage pass-through securities such as coupon rate, tenor, geographic location, loan size and origination vintage, in addition to incorporating the effect of estimated prepayment speeds on the cash flow structure of the class or tranche. These measurements incorporate observable market spreads over an estimated average life after considering the inputs listed above.
Agency-issued CMBS: Fair value measurements of these securities are based on spreads to benchmark market interest rates (usually U.S. Treasury rates or rates observable in the swaps market), prepayment speeds, loan default rate assumptions and loan loss severity assumptions on underlying loans.
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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021:

(Dollars in millions)	Level 1	Level 2	Level 3	Balance at June 30, 2021
Assets:
AFS securities:
U.S. Treasury securities	$6,235	$—	$—	$6,235
U.S. agency debentures	—	81	—	81
Foreign government debt securities	15	—	—	15
Residential MBS:
Agency-issued MBS	—	11,562	—	11,562
Agency-issued CMO—fixed rate	—	4,424	—	4,424
Agency-issued CMBS	—	1,559	—	1,559
Total AFS securities	6,250	17,626	—	23,876
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	295
Other equity securities in public companies	35	72	—	107
Total non-marketable and other equity securities (fair value accounting)	35	72	—	402
Other assets:
Foreign exchange forward and option contracts	—	177	—	177
Equity warrant assets	—	9	257	266
Interest rate swaps	—	16	—	16
Client interest rate derivatives	—	65	—	65
Total assets	$6,285	$17,965	$257	$24,802
Liabilities:
Foreign exchange forward and option contracts	$—	$157	$—	$157
Interest rate swaps	—	2	—	2
Client interest rate derivatives	—	59	—	59
Total liabilities	$—	$218	$—	$218

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020:

(Dollars in millions)	Level 1	Level 2	Level 3	Balance at December 31, 2020
Assets:
AFS securities:
U.S. Treasury securities	$4,470	$—	$—	$4,470
U.S. agency debentures	—	237	—	237
Foreign government debt securities	24	—	—	24
Residential MBS:
Agency-issued MBS	—	13,503	—	13,503
Agency-issued CMO—fixed rate	—	8,107	—	8,107
Agency-issued CMBS	—	4,572	—	4,572
Total AFS securities	4,494	26,419	—	30,913
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	274
Other equity securities in public companies	43	238	—	281
Total non-marketable and other equity securities (fair value accounting)	43	238	—	555
Other assets:
Foreign exchange forward and option contracts	—	217	—	217
Equity warrant assets	—	11	192	203
Client interest rate derivatives	—	68	—	68
Total assets	$4,537	$26,953	$192	$31,956
Liabilities:
Foreign exchange forward and option contracts	$—	$210	$—	$210
Client interest rate derivatives	—	27	—	27
Total liabilities	$—	$237	$—	$237
The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2021 and 2020:

(Dollars in millions)	Beginning Balance	Total Net Gains Included in Net Income (1)	Sales/Exits	Issuances	Transfers out of Level 3	Ending Balance
Three months ended June 30, 2021
Equity warrant assets	$233	$121	$(104)	$7	$—	$257
Three months ended June 30, 2020
Equity warrant assets	150	24	(15)	6	—	165
Six months ended June 30, 2021
Equity warrant assets	192	341	(285)	13	(4)	257
Six months ended June 30, 2020
Equity warrant assets	161	39	(46)	11	—	165

(1)Realized and unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net," a component of noninterest income.

The following table presents the amount of net unrealized gains and losses included in earnings attributable to Level 3 assets still held at June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Other assets:
Equity warrant assets (1)	$31	$11	$92	$7
Total unrealized gains, net	$31	$11	$92	$7

(1)Unrealized gains and losses are recorded in the line item “Gains on equity warrant assets, net," a component of noninterest income.
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at June 30, 2021 and December 31, 2020. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in millions)	Fair value	Valuation Technique	Significant Unobservable Inputs	Input Range	Weighted Average
June 30, 2021:
Equity warrant assets (public portfolio)	12	Black-Scholes option pricing model	Volatility	48.2% - 58.5%	49.0%
			Risk-Free interest rate	1.2- 1.5	1.2
			Sales restrictions discount (1)	20.0	20.0
Equity warrant assets (private portfolio)	245	Black-Scholes option pricing model	Volatility	25.4 - 58.5	46.3
			Risk-Free interest rate	0.02 - 1.05	0.4
			Marketability discount (2)	22.0	22.0
			Remaining life assumption (3)	40.0	40.0
December 31, 2020:
Equity warrant assets (public portfolio)	1	Black-Scholes option pricing model	Volatility	46.0% - 56.8%	49.1%
			Risk-Free interest rate	0.3- 0.9	0.6
			Sales restrictions discount (1)	10.0 - 20.0	10.2
Equity warrant assets (private portfolio)	191	Black-Scholes option pricing model	Volatility	24.4 - 56.8	43.2
			Risk-Free interest rate	0.01 - 0.52	0.1
			Marketability discount (2)	20.6	20.6
			Remaining life assumption (3)	40.0	40.0

(1)We adjust quoted market prices of public companies, which are subject to certain sales restrictions. Sales restriction discounts generally range from 10 percent to 20 percent depending on the duration of the sales restrictions, which typically range from three to six months.
(2)Our marketability discount is applied to all private company warrants to account for a general lack of liquidity due to the private nature of the associated underlying company. The quantitative measure used is based upon various option-pricing models. On a quarterly basis, a sensitivity analysis is performed on our marketability discount.
(3)We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on terminations and exercises. At June 30, 2021, the weighted average contractual remaining term was 6.7 years, compared to our estimated remaining life of 2.7 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.
For the three and six months ended June 30, 2021 and 2020, we did not have any transfers between Level 3 and Level 1. All transfers from Level 3 to Level 2 for the three and six months ended June 30, 2021 and 2020 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above).

Financial Instruments not Carried at Fair Value
FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at June 30, 2021 and December 31, 2020:

		Estimated Fair Value
(Dollars in millions)	Carrying Amount	Total	Level 1	Level 2	Level 3
June 30, 2021:
Financial assets:
Cash and cash equivalents	$23,959	$23,959	$23,959	$—	$—
HTM securities	59,992	60,107	—	60,107	—
Non-marketable securities not measured at net asset value	262	262	—	—	262
Non-marketable securities measured at net asset value	583	583	—	—	—
Net commercial loans	45,108	46,353	—	—	46,353
Net consumer loans	5,250	5,395	—	—	5,395
FHLB and Federal Reserve Bank stock	83	83	—	—	83
Financial liabilities:
Short-term borrowings	34	34	—	34	—
Non-maturity deposits (1)	145,193	145,193	145,193	—	—
Time deposits	645	645	—	645	—
3.50% Senior Notes	349	379	—	379	—
3.125% Senior Notes	495	534	—	534	—
1.80% Senior Notes	494	479	—	479	—
2.10% Senior Notes	496	507	—	507	—
Off-balance sheet financial assets:
Commitments to extend credit	—	41	—	—	41
December 31, 2020:
Financial assets:
Cash and cash equivalents	$17,675	$17,675	$17,675	$—	$—
HTM securities	16,592	17,217	—	17,217	—
Non-marketable securities not measured at net asset value	241	241	—	—	241
Non-marketable securities measured at net asset value	390	390	—	—	—
Net commercial loans	39,886	40,412	—	—	40,412
Net consumer loans	4,847	4,911	—	—	4,911
FHLB and Federal Reserve Bank stock	61	61	—	—	61
Financial liabilities:
Short-term borrowings	21	21	—	21	—
Non-maturity deposits (1)	101,294	101,294	101,294	—	—
Time deposits	688	502	—	502	—
3.50% Senior Notes	349	383	—	383	—
3.125% Senior Notes	495	564	—	564	—
Off-balance sheet financial assets:
Commitments to extend credit	—	37	—	—	37

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of June 30, 2021:

(Dollars in millions)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$295	$295	$19
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	544	544	8
Debt funds (2)	7	7	—
Other investments (2)	32	32	1
Total	$878	$878	$28

(1)Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds (consolidated VIEs) and investments in venture capital and private equity fund investments (unconsolidated VIEs). Collectively, these investments in venture capital and private equity funds are primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $79 million and $2 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.
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
18. Subsequent Events
Acquisition of Boston Private
On July 1, 2021 we completed the acquisition of Boston Private for approximately $1.2 billion in consideration. Under the terms of the merger agreement each share of Boston Private common stock was converted into the right to receive 0.228 shares of SIVB common stock and $2.10 in cash. For the transaction, we issued approximately 1.9 million shares of SIVB common stock and registered an additional 99,000 shares of SIVB common stock issuable upon the exercise, vesting or settlement of converted legacy Boston Private equity awards.
The acquisition will be accounted for as a business combination. Accordingly, we will begin consolidating Boston Private's financial results in our consolidated financial statements in the third quarter of 2021. We are in the process of performing our valuation of the acquired assets and liabilities. Given the recent date of the acquisition, we have not finalized our determination of the fair value of the assets and liabilities as we continue to gather information to complete our valuations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 of this report, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, management has in the past and might in the future make forward-looking statements to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, but are not limited to, the following:
•Financial projections, including with respect to our net interest income, net interest margin, noninterest income, EPS, noninterest expenses (including professional services, compliance, compensation and other costs), cash flows, balance sheet positions, capital expenditures, deposit growth, liquidity and capitalization, effective tax rate or other financial items;
•Descriptions of our strategic initiatives, plans or objectives for future operations, including pending sales or acquisitions, such as the integration of Boston Private;
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
•The impact of changes from the Biden-Harris administration and the U.S. Congress on the economic environment, capital markets and regulatory landscape, including monetary, tax and other trade policies;
•Changes in the volume and credit quality of our loans as well as volatility of our levels of nonperforming assets and charge-offs;
•The impact of changes in interest rates or market levels or factors affecting or affected by them, especially on our loan and investment portfolios;
•The adequacy of our ACL and the need to make provisions for credit losses for any period;
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
•The impact of governmental policy, legal requirements and regulations, including, among other regulatory requirements, regulations promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), including enhanced prudential standards for bank holding companies with between $100 billion and $250 billion in average total consolidated assets (“Category IV firms”) and bank holding companies that (i) exceed $250 billion in average total consolidated assets or (ii) exceed $100 billion in average total consolidated assets and exceed $75 billion in one of three risk-based indicators (“Category III firms”);
•Our ability to maintain or increase our market share, including through successfully implementing our business strategy and undertaking new business initiatives, including through the integration of Boston Private;
•Greater than expected costs or other difficulties related to the integration of our business and that of Boston Private;
•Variations from our expectations as to the amount and timing of business opportunities, growth prospects and cost savings associated with the integration of Boston Private;
•The inability to retain existing Boston Private clients and employees following the Boston Private acquisition;
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

The operating and economic environment during the second quarter continued to be impacted by the COVID-19 pandemic and related government orders. Statements about the effects of the COVID-19 pandemic on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, potential variations of the virus, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us.
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
Management’s Overview of Second Quarter 2021 Performance
The second quarter was yet another quarter of outstanding performance as strong markets and effective execution continued to drive our extraordinary growth. We delivered excellent performance across our business as we hit a new milestone of $50 billion in period-end loan balances, warrant and investment gains of $314 million, net of noncontrolling interests, record foreign exchange fees, robust SVB Leerink revenues of $120 million and average client funds of $308 billion. Continuing the trend of recent quarters, our balance sheet growth more than offset pressure from the low rate environment, driving net interest income to a 42 percent increase from the year ago quarter. Additionally, credit quality remains stable as economic conditions continued to improve.
We continued to invest in our strategic priorities to drive and support our long-term growth. During the quarter, we expanded SVB Leerink, which has been actively hiring leaders and senior bankers to help enhance capabilities and capacity. On July 1, we closed our acquisition of Boston Private, which will significantly accelerate and scale the growth of our private bank and wealth management strategy. Also on the investment front, we recently announced a joint venture with Nasdaq and a consortium of leading investment banks to create Nasdaq Private Market, an institutional-grade, secondary trading venue for private company stock. Lastly, our focus on continuous infrastructure and regulatory investments supports our tremendous growth as we prepare to become a Category III banking organization. Overall, these investments have allowed us to deepen and expand our platform as we continue to enhance the client experience, improve employee enablement, drive revenue growth, enhance risk management and ensure that our growth momentum is not interrupted.
Our exceptional balance sheet growth continued to outpace our forecasts. To support this momentum, we raised $1.5 billion in preferred equity and senior debt, issued $150 million in common equity from the full exercise of the underwriters' over-allotment option related to our first quarter common equity offering and provided a $1.3 billion downstream capital infusion to the bank. These capital measures combined with our strong profitability enable us to sustain our growth momentum and support our capital objectives.
Continuing COVID-19 Pandemic Environment
The global COVID-19 pandemic has resulted in unprecedented challenges and volatility in economic, market and business conditions. It has caused significant economic and financial disruptions that have adversely affected or otherwise impacted our business, financial condition and results of operations.
In recent months there has been some improvement in the economic environment and resilience in the markets in which we operate. With the seemingly wider availability and distribution of vaccinations and the easing of some restrictions in the U.S. and other parts of the world, we have seen steps towards broader containment. However, there still remains much uncertainty around containment of the pandemic, particularly in light of the recent spread of variants of the virus that have caused the number of cases to increase in the United States and other international locations where we operate. We cannot predict at this time the scope and duration of the pandemic, which will depend on a variety of factors, including but not limited to, the extent and spread of variants of the virus; the availability, adoption and efficacy of vaccines, as well as government and other actions to mitigate the spread of COVID-19, such as stay at home orders, restrictions on business activities, health and safety guidelines, economic relief for individuals and businesses, and monetary policy measures. The economic, market and business conditions impacted by COVID-19 may be slow to recover or may worsen if the pandemic continues for a prolonged period of time. Even if the pandemic subsides, there may be additional variants of the virus or a resurgence of the pandemic, as we have seen domestically and internationally. We continue to be subject to heightened business, operational (including fraud), market, credit and other risks related to the COVID-19 pandemic environment, which may have an adverse effect on our business, financial condition and results of operations. (See “Risk Factors” under Part II, Item 1A of this report)
Reference Rate Reform
Following the 2017 announcement by the U.K.’s Financial Conduct Authority that it would no longer compel participating banks to submit rates for LIBOR after 2021, regulators, trade associations and financial industry working groups have identified recommended replacement rates for LIBOR, as well as other Interbank Offered Rates, and have published recommended conventions to allow new and existing products to incorporate fallbacks. The continuation of all British Pound Sterling, Euro, Swiss Franc and Japanese Yen LIBOR settings and one-week and two-month U.S. dollar LIBOR settings on the current basis are due to terminate at the end of December 2021, with the remaining U.S. dollar LIBOR settings (i.e., overnight, one month, three month, six month and 12 month) expected to terminate at the end of June 2023. Therefore, existing contracts referencing all other U.S. dollar LIBOR settings must be remediated no later than June 30, 2023. We hold instruments that may be impacted by the discontinuance of LIBOR, including loans, investments, and derivative products that use LIBOR as a benchmark rate. Our LIBOR exposure is primarily in settings other than 1-week or 2-month U.S. dollar LIBOR.
We have established a LIBOR Transition Program to identify and address all LIBOR transition issues, consisting of dedicated leadership and staff that engage with relevant business lines and support groups. As part of this program, we continue to identify, assess, and monitor risks associated with the discontinuation of LIBOR. As such, we have implemented a process to assess the population of loans and contracts that will be impacted by this reference rate reform. As of March 31, 2021, we ceased issuing new loans denominated in British Pound Sterling, Euro, or Swiss Franc that reference LIBOR. We plan to no longer offer U.S. dollar LIBOR-based loans effective December 31, 2021.
We intend to offer SOFR as a replacement index for U.S. dollar LIBOR. SOFR is the ARRC preferred alternative to U.S. dollar LIBOR. It represents a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities and is compliant with IOSCO standards. Furthermore, SOFR is suitable for use across a broad range of financial products, including derivatives and many cash products that historically referenced U.S. dollar LIBOR.
As of June 30, 2021, we had approximately $16.1 billion of loans that reference LIBOR, $118 million fixed-income investment securities that reference LIBOR and $2.8 billion of notional balance exposure for our derivative contracts that reference LIBOR.
We are currently evaluating the use and when we might apply the allowable practical expedients under ASU 2020-04, Reference rate Reform (Topic 848), which became effective on March 12, 2020, as it relates to our loans, investment securities and derivative portfolios.

A summary of our performance for the three months ended June 30, 2021 (compared to the three months ended June 30, 2020, where applicable) is as follows:

BALANCE SHEET	EARNINGS
Assets. $150.7 billion in average total assets (up 92.2%). $163.4 billion in period-end total assets (up 90.6%).
Loans. $49.8 billion in average total loan balances (up 36.4%). $50.8 billion in period-end total loan balances (up 38.2%).
Total Client Funds. (on-balance sheet deposits and off-balance sheet client investment funds). $308.1 billion in average total client fund balances (up 73.9%). $329.0 billion in period-end total client fund balances (up 72.8%).
AFS/HTM Fixed Income Investments. $72.3 billion in average fixed income investment securities (up 179.9%). $83.9 billion in period-end fixed income investment securities (up 167.9%).

 EPS. Earnings per diluted share of $9.09 (up 105.7%).
Net Income. Consolidated net income available to common stockholders of $502 million (up 119.2%).
- Net interest income of $728 million (up 41.9%).
-Net interest margin of 2.06% (down 74 bps).
-Noninterest income of $761 million (up 106.2%), non-GAAP core fee income+ of $172 million (up 30.3%) and non-GAAP SVB Leerink revenue++ of $120 million (down 24.5%).
-Noninterest expense of $653 million (up 36.0%).

Return on Average Equity. Return on average equity (annualized) performance of 21.7%.
Operating Efficiency Ratio. Operating efficiency ratio of 43.85% with a non-GAAP core operating efficiency ratio of 56.38%+++.

CAPITAL	CREDIT QUALITY
Capital++++. Active capital management, with all capital ratios considered “well-capitalized” under banking regulations. SVB Financial and Bank capital ratios, respectively, were:
- CET 1 risk-based capital ratio of 11.93% and 13.66%.
- Tier 1 risk-based capital ratio of 14.95% and 13.66%.
- Total risk-based capital ratio of 15.53% and 14.26%.
- Tier 1 leverage ratio of 7.77% and 6.96%.

Credit Quality. Stable credit trends and improving economic environment.
- ACL for loans of 0.78% as a percentage of period-end total loans.
- Provision for loans was 0.13% as a percentage of period-end total loans (annualized).
- Net loan charge-offs of 0.10% as a percentage of average total loans (annualized).

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
+++ This ratio excludes certain financial line items where performance is typically subject to market or other conditions beyond our control and excludes SVB Leerink revenue and expenses. It is calculated by dividing noninterest expense after adjusting for noninterest expense attributable to SVB Leerink, merger-related charges resulting from the acquisition of Boston Private and other non-recurring expenses by total revenue after adjusting for noninterest income attributable to SVB Leerink, net gains or losses on investment securities and equity warrant assets, investment banking revenue and commissions. Additionally, noninterest expense and total revenue are adjusted for income or losses and expenses attributable to noncontrolling interests and adjustments to net interest income for a taxable equivalent basis. This is a non-GAAP financial measure. (See the non-GAAP reconciliation under "Results of Operations-Noninterest Expense").
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

A summary of our performance for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,				Six months ended June 30,
(Dollars in millions, except per share data, employees and ratios)	2021	2020	% Change		2021	2020	% Change
Income Statement:
Diluted EPS	$9.09	$4.42	105.7%		$19.10	$6.97	174.0%
Net income available to common stockholders	502	229	119.2		1,034	361	186.4
Net interest income	728	513	41.9		1,388	1,037	33.8
Net interest margin	2.06%	2.80%	(74)	bps	2.16%	2.95%	(79)	bps
Provision for credit losses	35	66	(47.0)%		54	310	(82.6)%
Noninterest income	761	369	106.2		1,505	670	124.6
Noninterest expense	653	480	36.0		1,289	879	46.6
Non-GAAP core fee income (1)	172	132	30.3		331	301	10.0
Non-GAAP core fee income, plus SVB Leerink revenue (1)	292	291	0.3		617	522	18.2
Non-GAAP noninterest income, net of noncontrolling interests (1)	648	355	82.5		1,367	658	107.8
Non-GAAP noninterest expense, net of noncontrolling interests (2)	653	480	36.0		1,289	879	46.6
Balance Sheet:
Average AFS securities	$24,358	$12,784	90.5%		$26,292	$13,175	99.6%
Average HTM securities	47,914	13,040	267.4		36,667	13,308	175.5
Average loans, amortized cost	49,812	36,512	36.4		48,056	35,086	37.0
Average noninterest-bearing demand deposits	91,530	46,088	98.6		82,432	43,712	88.6
Average interest-bearing deposits	42,230	21,829	93.5		39,816	21,151	88.2
Average total deposits	133,760	67,916	96.9		122,248	64,862	88.5
Earnings Ratios:
Return on average assets (annualized) (3)	1.34%	1.17%	14.5%		1.51%	0.96%	57.3%
Return on average SVBFG stockholders’ equity (annualized) (4)	21.69	13.36	62.4		24.14	10.84	122.7
Asset Quality Ratios:
ACL for loans as a % of total period-end loans	0.78%	1.61%	(83)	bps	0.78%	1.61%	(83)	bps
ACL for performing loans as a % of total performing loans	0.71	1.46	(75)		0.71	1.46	(75)
Gross loan charge-offs as a % of average total loans (annualized)	0.12	0.17	(5)		0.46	0.30	16
Net loan charge-offs as a % of average total loans (annualized)	0.10	0.12	(2)		0.43	0.23	20
Capital Ratios:
SVBFG CET 1 risk-based capital ratio	11.93%	12.63%	(70)	bps	11.93%	12.63%	(70)	bps
SVBFG tier 1 risk-based capital ratio	14.95	13.62	133		14.95	13.62	133
SVBFG total risk-based capital ratio	15.53	14.77	76		15.53	14.77	76
SVBFG tier 1 leverage ratio	7.77	8.68	(91)		7.77	8.68	(91)
SVBFG tangible common equity to tangible assets (5)	5.76	7.94	(218)		5.76	7.94	(218)
SVBFG tangible common equity to risk-weighted assets (5)	12.02	13.68	(166)		12.02	13.68	(166)
Bank CET 1 risk-based capital ratio	13.66	11.08	258		13.66	11.08	258
Bank tier 1 risk-based capital ratio	13.66	11.08	258		13.66	11.08	258
Bank total risk-based capital ratio	14.26	12.28	198		14.26	12.28	198
Bank tier 1 leverage ratio	6.96	6.91	5		6.96	6.91	5
Bank tangible common equity to tangible assets (5)	6.47	6.91	(44)		6.47	6.91	(44)
Bank tangible common equity to risk-weighted assets (5)	13.76	12.17	159		13.76	12.17	159
Other Ratios:
Operating efficiency ratio (6)	43.85%	54.39%	(19.4)%		44.56%	51.48%	(13.4)%
Non-GAAP core operating efficiency ratio (2)	56.38	55.70	1.2		57.40	51.59	11.3
Total costs of deposits (annualized) (7)	0.04	0.03	33.3		0.04	0.13	(69.2)
Book value per common share (8)	$176.10	$134.89	30.6		$176.10	$134.89	30.6
Tangible book value per common share (9)	172.44	131.32	31.3		172.44	131.32	31.3
Other Statistics:
Average full-time equivalent employees	4,808	3,855	24.7%		4,705	3,764	25.0%
Period-end full-time equivalent employees	4,932	3,984	23.8		4,932	3,984	23.8

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
There have been no significant changes during the six months ended June 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2020 Form 10-K.
Results of Operations
Net Interest Income and Margin (Fully Taxable Equivalent Basis)
Net interest income is defined as the difference between: (i) interest earned on loans, fixed income investments in our AFS and HTM securities portfolios and short-term investment securities and (ii) interest paid on funding sources. Net interest margin is defined as annualized net interest income, on a fully taxable equivalent basis, as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the applicable federal statutory tax rate.
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

	2021 Compared to 2020			2021 Compared to 2020
	Three months ended June 30, increase (decrease) due to change in			Six months ended June 30, increase (decrease) due to change in
(Dollars in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$1	$—	$1	$4	$(17)	$(13)
Fixed income investment portfolio (taxable)	134	(25)	109	279	(100)	179
Fixed income investment portfolio (non-taxable)	10	3	13	29	(6)	23
Loans, amortized cost	126	(19)	107	242	(87)	155
Increase (decrease) in interest income, net	271	(41)	230	554	(210)	344
Interest expense:
Interest bearing checking and savings accounts	—	(1)	(1)	1	(1)	—
Money market deposits	5	1	6	9	(26)	(17)
Money market deposits in foreign offices	—	—	—	—	—	—
Time deposits	1	—	1	—	—	—
Sweep deposits in foreign offices	—	—	—	—	(4)	(4)
Total increase (decrease) in deposits expense	6	—	6	10	(31)	(21)
Short-term borrowings	(1)	—	(1)	—	(3)	(3)
2.10% Senior Notes	2	—	2	2	—	2
1.80% Senior Notes	2	—	2	4	—	4
3.125% Senior Notes	3	—	3	6	—	6
3.50% Senior Notes	—	—	—	—	—	—
Total increase (decrease) in borrowings expense	6	—	6	12	(3)	9
Increase (decrease) in interest expense, net	12	—	12	22	(34)	(12)
Increase (decrease) in net interest income	$259	$(41)	$218	$532	$(176)	$356
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended June 30, 2021 and 2020
Net interest income increased by $218 million to $735 million for the three months ended June 30, 2021, compared to $517 million for the comparable 2020 period. Overall, our net interest income increased primarily from our fixed income investment securities and loans due to increases in average balances. The increase in net interest income was partially offset by lower yields on fixed income investment securities and loans.
The main factors affecting interest income and interest expense for the three months ended June 30, 2021, compared to the comparable 2020 period are discussed below:
•Interest income for the three months ended June 30, 2021 increased by $230 million due primarily to:
◦A $122 million increase in interest income from our fixed income investment securities due primarily to an increase of $46.4 billion in average fixed income investment securities. The increase in interest income from growth of our average fixed income investment securities was partially offset by declines in yields earned on these investments reflective of the lower interest rate market environment, and
◦A $107 million increase in interest income on loans to $472 million for the three months ended June 30, 2021, compared to $365 million for the comparable 2020 period. The increase was reflective of an increase in average loan balances of $13.3 billion, partially offset by a decrease in overall loan yields of 22 basis points to 3.80 percent from 4.02 percent. Gross loan yields, excluding loan interest recoveries and loan fees, decreased 22 basis points to 3.26 percent from 3.48 percent, driven by growth in our higher credit quality Global Fund Banking portfolio.
•Interest expense for the three months ended June 30, 2021 increased by $12 million due primarily to:
◦A $6 million increase in interest expense on deposits due primarily to an increase in average interest-bearing money market deposits balance, and

◦A $6 million increase in interest expense on borrowings due primarily to interest expense on our 3.125% Senior Notes issued in June 2020, our 1.800% Senior Notes issued in February 2021 and our 2.100% Senior Notes issued in May 2021.
Six months ended June 30, 2021 and 2020
•Interest income for the six months ended June 30, 2021 increased by $344 million due primarily to:
◦A $202 million increase in interest income from our fixed income investment securities due primarily to an increase of $36.5 billion in average fixed income investment securities. The increase in interest income from growth of our average fixed income investment securities was partially offset by declines in yields earned on these investments reflective of the lower interest rate market environment, and
◦A $155 million increase in interest income on loans to $903 million for the six months ended June 30, 2021, compared to $748 million for the comparable 2020 period. The increase was reflective of an increase in average loan balances of $13.0 billion, partially offset by a decrease in overall loan yields of 50 basis points to 3.79 percent from 4.29 percent. Gross loan yields, excluding loan interest recoveries and loan fees, decreased 53 basis points to 3.26 percent from 3.79 percent, driven by growth in our higher credit quality Global Fund Banking portfolio as well as decreases in Federal Funds rates in the first quarter of 2020.
•Interest expense for the six months ended June 30, 2021 decreased by $12 million due primarily to:
◦A $21 million decrease in interest expense on deposits due primarily to a decrease in interest paid on our interest-bearing money market deposits due to the decreases in market rates, partially offset by
◦A $9 million increase in interest expense on borrowings due primarily to interest expense on our 3.125% Senior Notes issued in June 2020, our 1.800% Senior Notes issued in February 2021 and our 2.100% Senior Notes issued in May 2021.
Net Interest Margin (Fully Taxable Equivalent Basis)
Three months ended June 30, 2021 and 2020
•Our net interest margin decreased by 74 basis points to 2.06 percent for the three months ended June 30, 2021, compared to 2.80 percent for the comparable 2020 period. The lower margin for the three months ended June 30, 2021 was due primarily to higher growth in our lower-yielding cash and investment securities portfolio relative to the growth in our loan portfolio driven by significant growth in our average deposits, and a decrease in yields on loans reflective of the shift in the loan mix as discussed above. Average loans represented 34.8 percent of average interest earnings assets for the three months ended June 30, 2021, compared to 49.3 percent for the comparable 2020 period.
Six months ended June 30, 2021 and 2020
•Our net interest margin decreased by 79 basis points to 2.16 percent for the six months ended June 30, 2021, compared to 2.95 percent for the comparable 2020 period. The lower margin for the six months ended June 30, 2021 was due primarily to higher growth in our lower-yielding cash and investment securities portfolio relative to the growth in our loan portfolio driven by significant growth in our average deposits, as well as a decrease in yields on loans reflective of the shift in the loan mix as mentioned above. Average loans represented 36.8 percent of average interest earnings assets for the six months ended June 30, 2021, compared to 49.3 percent for the comparable 2020 period.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests, preferred stock, and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2021 and 2020:

Average Balances, Rates and Yields for the Three Months Ended June 30, 2021 and 2020

	Three months ended June 30,
	2021			2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$21,069	$4	0.08%	$11,920	$3	0.08%
Investment securities: (2)
AFS securities:
Taxable	24,358	73	1.20	12,784	69	2.18
HTM securities:
Taxable	43,352	178	1.65	10,887	73	2.67
Non-taxable (3)	4,562	31	2.73	2,153	18	3.42
Total loans, amortized cost (4) (5)	49,812	472	3.80	36,512	365	4.02
Total interest-earning assets	143,153	758	2.12	74,256	528	2.85
Cash and due from banks	2,108			895
ACL	(411)			(561)
Other assets (6)	5,867			3,843
Total assets	$150,717			$78,433
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$3,096	$1	0.11%	$2,175	$2	0.31%
Money market deposits	36,452	10	0.11	17,531	4	0.08
Money market deposits in foreign offices	787	—	0.01	291	—	0.04
Time deposits	631	1	0.37	187	—	0.75
Sweep deposits in foreign offices	1,264	—	0.01	1,645	—	0.02
Total interest-bearing deposits	42,230	12	0.11	21,829	6	0.10
Short-term borrowings	39	—	0.19	618	1	0.38
2.100% Senior Notes	267	2	2.35	—	—	—
1.800% Senior Notes	494	2	1.92	—	—	—
3.125% Senior Notes	495	4	3.25	142	1	3.29
3.50% Senior Notes	348	3	3.63	348	3	3.64
Total interest-bearing liabilities	43,873	23	0.21	22,937	11	0.19
Portion of noninterest-bearing funding sources	99,280			51,319
Total funding sources	143,153	23	0.06	74,256	11	0.05
Noninterest-bearing funding sources:
Demand deposits	91,530			46,088
Other liabilities	4,200			2,024
Preferred stock	1,610			340
SVBFG common stockholders’ equity	9,283			6,894
Noncontrolling interests	221			150
Portion used to fund interest-earning assets	(99,280)			(51,319)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$150,717			$78,433
Net interest income and margin		$735	2.06%		$517	2.80%
Total deposits	$133,760			$67,917
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(7)			(4)
Net interest income, as reported		$728			$513

(1)Includes average interest-earning deposits in other financial institutions of $1.9 billion and $855 million for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, balances also include $16.7 billion and $10.0 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.
(2)Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent for all periods presented.
(4)Nonaccrual loans are reflected in the average balances of loans.
(5)Interest income includes loan fees of $68 million and $50 million for the three months ended June 30, 2021 and 2020, respectively.
(6)Average investment securities of $3.4 billion and $1.9 billion for the three months ended June 30, 2021 and 2020, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other equity securities.

Average Balances, Rates and Yields for the Six months Ended June 30, 2021 and 2020

	Six months ended June 30,
	June 30, 2021			June 30, 2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$19,635	$7	0.07%	$9,614	$20	0.42%
Investment securities: (2)
AFS securities:
Taxable	26,292	197	1.51	13,175	146	2.23
HTM securities:
Taxable	32,531	278	1.72	11,281	150	2.67
Non-taxable (3)	4,136	57	2.78	2,027	34	3.43
Total loans, amortized cost (4) (5)	48,056	903	3.79	35,086	748	4.29
Total interest-earning assets	130,650	1,442	2.22	71,183	1,098	3.10
Cash and due from banks	1,823			847
ACL	(448)			(444)
Other assets (6)	5,812			3,834
Total assets	$137,837			$75,420
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$3,377	$2	0.10%	$1,361	$2	0.26%
Money market deposits	33,721	19	0.11	17,572	36	0.42
Money market deposits in foreign offices	830	—	0.04	279	—	0.04
Time deposits	644	1	0.35	175	1	0.89
Sweep deposits in foreign offices	1,244	—	0.02	1,764	4	0.45
Total interest-bearing deposits	39,816	22	0.11	21,151	43	0.41
Short-term borrowings	26	—	0.16	794	3	0.84
2.100% Senior Notes	134	2	2.35	—	—	—
1.800% Senior Notes	407	4	1.94	—	—	—
3.125% Senior Notes	495	8	3.27	71	2	3.29
3.50% Senior Notes	348	6	3.65	348	6	3.64
Total interest-bearing liabilities	41,226	42	0.21	22,364	54	0.48
Portion of noninterest-bearing funding sources	89,424			48,819
Total funding sources	130,650	42	0.06	71,183	54	0.15
Noninterest-bearing funding sources:
Demand deposits	82,432			43,712
Other liabilities	4,111			2,151
Preferred stock	1,216			340
SVBFG common stockholders’ equity	8,636			6,703
Noncontrolling interests	216			150
Portion used to fund interest-earning assets	(89,424)			(48,819)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$137,837			$75,420
Net interest income and margin		$1,400	2.16%		$1,044	2.95%
Total deposits	$122,248			$64,863
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(12)			(7)
Net interest income, as reported		$1,388			$1,037

(1)Includes average interest-earning deposits in other financial institutions of $1.8 billion and $898 million for the six months ended June 30, 2021 and 2020, respectively. The balance also includes $15.8 billion and $7.8 billion deposited at the FRB, earning interest at the Federal Funds target rate for the six months ended June 30, 2021 and 2020, respectively.
(2)Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)Interest income on non-taxable AFS securities is presented on a fully taxable-equivalent basis using the federal statutory tax rate of 21.0 percent for all periods presented.
(4)Nonaccrual loans are reflected in the average balances of loans.
(5)Interest income includes loan fees of $126 million and $86 million for the six months ended June 30, 2021 and 2020, respectively.
(6)Average investment securities of $3.4 billion and $1.7 billion for the six months ended June 30, 2021 and 2020, respectively, were classified as other assets as they were noninterest-earning assets. These investments consisted primarily of non-marketable and other equity securities.

Provision for Credit Losses
The provision for credit losses is the combination of (i) the provision for loans, (ii) the provision for unfunded credit commitments and (iii) the provision for HTM securities. Our provision for credit losses equals our best estimate of probable credit losses that are inherent in the portfolios at the balance sheet date.
The following table summarizes our ACL for loans, unfunded credit commitments and HTM securities for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
ACL, beginning balance	$392	$549	$448	$305
Day one impact of adopting ASC 326	—	—	—	25
Provision for loans	16	52	50	301
Gross loan charge-offs (1)	(15)	(15)	(110)	(52)
Loan recoveries	3	4	8	12
Foreign currency translation adjustments	—	—	—	(1)
ACL, ending balance	$396	$590	$396	$590
ACL for unfunded credit commitments, beginning balance	105	85	121	67
Day one impact of adopting ASC 326	—	—	—	23
Provision (reduction) for unfunded credit commitments	15	14	(1)	9
ACL for unfunded credit commitments, ending balance (2)	$120	$99	$120	$99
ACL for HTM securities, beginning balance	1	—	—	—
Provision for HTM securities	4	—	5	—
ACL for HTM securities, ending balance (3)	$5	$—	$5	$—
Ratios and other information:
Provision for loans as a percentage of period-end total loans (annualized)	0.13%	0.57%	0.20%	1.65%
Gross loan charge-offs as a percentage of average total loans (annualized)	0.12	0.17	0.46	0.30
Net loan charge-offs as a percentage of average total loans (annualized)	0.10	0.12	0.43	0.23
ACL for loans as a percentage of period-end total loans	0.78	1.61	0.78	1.61
Provision for credit losses	$35	$66	$54	$310
Period-end total loans	50,754	36,727	50,754	36,727
Average total loans	49,812	36,512	48,056	35,086
Allowance for loan losses for nonaccrual loans	38	54	38	54
Nonaccrual loans	79	94	79	94

(1)Gross loan charge-offs for the six months ended June 30, 2021 includes the impact of an $80 million charge-off related to potentially fraudulent activity as disclosed in previous filings.
(2)The “ACL for unfunded credit commitments” is included as a component of “Other liabilities” on our consolidated balance sheets.
(3)The "ACL for HTM securities" is included as a component of "HTM securities" and presented net in our consolidated financial statements.

Provision for Loans
We had a provision for credit losses for loans of $16 million and $50 million for the three and six months ended June 30, 2021, respectively, compared to a provision of $52 million and $301 million for the three and six months ended June 30, 2020. The provision for loans of $16 million for the three months ended June 30, 2021 was driven primarily by a $15 million provision for growth in our performing loans portfolio, as well as $4 million for charge-offs not specifically reserved for at March 31, 2021, and $7 million for new nonperforming loans. These provisions were partially offset by $3 million of recoveries and a $7 million reduction in performing reserves as a result of the ongoing improvement of economic scenarios in our forecast models.

The provision for credit losses for loans of $52 million for the three months ended June 30, 2020, was driven primarily by $26 million in additional reserves for our performing loans based on our forecast models of the period's economic environment under the CECL methodology adopted January 1, 2020, including qualitative adjustments to account for unprecedented economic forecast volatility, $24 million for net new nonaccrual loans and $11 million for charge-offs not specifically reserved for at March 31, 2020, partially offset by a $5 million decrease related to changes in loan composition within our portfolio segments and $4 million of recoveries.
The provision for credit losses for loans of $50 million for the six months ended June 30, 2021, was driven primarily by a $33 million increase for growth in our performing loan portfolio and $90 million of charge-offs not specifically reserved for at December, 31, 2020, of which $80 million was related to a single instance of potentially fraudulent activity as disclosed in previous filings. These increases in the provision were partially offset by $8 million of recoveries and a $68 million reduction in performing reserves as a result of the ongoing improvement of economic scenarios in our forecast models.
The provision for credit losses for loans of $301 million for the six months ended June 30, 2020 was driven primarily by $217 million in additional reserves for our performing loans based on our forecast models of the current economic environment under the CECL methodology adopted January 1, 2020, including the impact of the COVID-19 pandemic, as well as changes in loan composition within our portfolio segments, $36 million in additional reserves for period-end loan growth, $24 million for charge-offs not specifically reserved for at December 31, 2019 and $35 million in net new nonaccrual loans, partially offset by $12 million of recoveries.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $15 million and a reduction in provision of $1 million for the three and six months ended June 30, 2021, respectively, compared to a provision of $14 million and $9 million for the three and six months ended June 30, 2020. The provision of $15 million for the three months ended June 30, 2021 was driven primarily by growth in our outstanding commitments, as well changes in our unfunded portfolio composition that resulted in a longer portfolio lifetime and a corresponding provision.
The provision for unfunded credit commitments of $14 million for the three months ended June 30, 2020, was driven primarily by the forecast models of the current economic environment under the CECL methodology adopted January 1, 2020, as well as changes in the unfunded credit commitments composition within our portfolio segments.
The reduction in provision for unfunded credit commitments of $1 million for the six months ended June 30, 2021, was driven primarily by improved economic scenarios in our forecast models, partially offset by growth in our outstanding commitments and changes in the unfunded credit commitments composition within our portfolio segments.
The provision for unfunded credit commitments of $9 million for the six months ended June 30, 2020, was driven primarily by a decrease in the expected future commitments for milestone tranches, which are tied to company performance or additional funding rounds, based on our forecast models of the economic environment, including the impact of the COVID-19 pandemic.
Gross Loan Charge-Offs
Gross loan charge-offs were $15 million for the three months ended June 30, 2021, of which $4 million was not specifically reserved for at March 31, 2021. Gross loan charge-offs were partly driven by a $6 million charge-off from one Cash Flow Dependent client. The remaining $9 million gross loan charge-offs were driven primarily by our Investor Dependent and Cash Flow Dependent loan portfolios.
Gross loan charge-offs were $15 million for the three months ended June 30, 2020, of which $11 million was not specifically reserved for at March 31, 2020. Gross loan charge-offs were partly driven by $5 million charge-offs for our Investor Dependent clients and a $5 million charge-off from one Balance Sheet Dependent client. The remaining charge-offs came primarily from our Cash Flow Dependent risk-based segment.
Gross loan charge-offs were $110 million for the six months ended June 30, 2021, of which $90 million was not specifically reserved for in prior quarters. Gross loan charge-offs not previously reserved for were primarily driven by $80 million related to a single instance of potentially fraudulent activity disclosed in previous filings. The remaining $30 million of gross loan charge-offs came primarily from our Investor Dependent and Cash Flow Dependent loan portfolios.
Gross loan charge-offs were $52 million for the six months ended June 30, 2020, of which $24 million was not specifically reserved for in prior quarters. Gross loan charge-offs were primarily driven by $39 million charge-offs for our Investor Dependent clients and a $5 million charge-off from one Balance Sheet Dependent client. The remaining charge-offs came primarily from our Cash Flow Dependent risk-based segment.
See “Consolidated Financial Condition—Credit Quality and Allowance for Credit Losses for Loans and for Unfunded Credit Commitments” below and Note 6 — “Loans and Allowance for Credit Losses: Loans and Unfunded Credit

Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our ACL for loans and unfunded credit commitments.
Provision for HTM Securities
We recorded a provision for credit losses for HTM securities of $4 million and $5 million for the three and six months ended June 30, 2021, respectively. Our provision for HTM securities for the second quarter of June 30, 2021 was driven primarily by the continued expansion of our corporate bond portfolio. Our HTM portfolio as of June 30, 2021 was entirely made up of A2 or better rated bonds, all considered investment grade.
We recorded a provision for credit losses for HTM securities of less than $1 million for the three and six months ended June 30, 2020, which was driven primarily by our forecast models of the economic environment, including the impact of the COVID-19 pandemic. Our HTM portfolio as of June 30, 2020 was entirely made up of Aa3 or better rated bonds, all considered investment grade.
See Note 5 — “Investment Securities" of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our ACL for HTM securities.
Noninterest Income
For the three and six months ended June 30, 2021, noninterest income was $761 million and $1.5 billion, respectively, compared to $369 million and $670 million for the comparable 2020 periods. For the three and six months ended June 30, 2021, non-GAAP noninterest income, net of noncontrolling interests was $648 million and $1.4 billion, respectively, compared to $355 million and $658 million for the comparable 2020 periods. For the three and six months ended June 30, 2021, non-GAAP core fee income plus SVB Leerink revenue was $292 million and $617 million, respectively, compared to $291 million and $522 million for the comparable 2020 periods. For the three and six months ended June 30, 2021, non-GAAP core fee income was $172 million and $331 million, respectively, compared to $132 million and $301 million for the comparable 2020 periods. (See reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures.”)
Use of Non-GAAP Financial Measures
To supplement our unaudited interim consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance (including, but not limited to, non-GAAP core fee income, non-GAAP SVB Leerink revenue, non-GAAP core fee income plus SVB Leerink revenue, non-GAAP noninterest income, non-GAAP net gains on investment securities, non-GAAP noninterest expense and non-GAAP financial ratios). These supplemental performance measures may vary from, and may not be comparable to, similarly titled measures by other companies in our industry. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.
We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by (i) excluding items that represent income attributable to investors other than us and our subsidiaries and (ii) providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, and not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.
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
The following table provides a reconciliation of GAAP noninterest income to non-GAAP noninterest income, net of noncontrolling interests, for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
GAAP noninterest income	$761	$369	106.2%	$1,505	$670	124.6%
Less: income attributable to noncontrolling interests, including carried interest allocation	113	14	NM	138	12	NM
Non-GAAP noninterest income, net of noncontrolling interests	$648	$355	82.5	$1,367	$658	107.8

The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
GAAP noninterest income	$761	$369	106.2%	$1,505	$670	124.6%
Less: gains on investment securities, net	305	35	NM	472	81	NM
Less: gains on equity warrant assets, net	122	27	NM	344	40	NM
Less: other noninterest income	42	16	162.5	72	27	166.7
Non-GAAP core fee income plus SVB Leerink revenue (1)	$292	$291	0.3	$617	$522	18.2
Investment banking revenue	103	142	(27.5)	245	188	30.3
Commissions	17	17	—	41	33	24.2
Non-GAAP SVB Leerink revenue (2)	$120	$159	(24.5)	$286	$221	29.4
Non-GAAP core fee income (3)	$172	$132	30.3	$331	$301	10.0

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
Three months ended June 30, 2021 and 2020
For the three months ended June 30, 2021, we had net gains on investment securities of $305 million, compared to $35 million for the comparable 2020 period. Non-GAAP net gains on investment securities, net of noncontrolling interests, were $192 million for the three months ended June 30, 2021, compared to non-GAAP net gains, net of controlling interest of $21 million for the comparable 2020 period.
Non-GAAP net gains on investment securities, net of noncontrolling interests, of $192 million for the three months ended June 30, 2021 were driven by the following:
•Gains of $110 million from our managed fund of funds portfolio driven by unrealized valuations increases of private and public positions as well as fund distributions driven primarily by realized gains from one public company position, and
•Gains of $16 million from our public equity securities investments, driven primarily by realized gains of $38 million from the sale of Coinbase Global, Inc. ("Coinbase") common stock, offset by valuation decreases of positions held.
Six months ended June 30, 2021 and 2020
For the six months ended June 30, 2021, we had net gains on investment securities of $472 million, compared to $81 million for the comparable 2020 period. Non-GAAP net gains on investment securities, net of noncontrolling interests, were $334 million for the six months ended June 30, 2021, compared to $68 million for the comparable 2020 period. Non-GAAP net gains, net of noncontrolling interests, of $334 million for the six months ended June 30, 2021 were driven primarily by the following:
•Gains of $128 million from our managed fund of funds portfolio driven by unrealized valuations increases of private and public positions as well as fund distributions driven primarily by realized gains from one public company position,
•Gains of $88 million from our public equity securities investments, driven primarily by realized gains of $43 million from the sale of Big Commerce, Inc. common stock and $38 million from the sale of Coinbase common stock, and
•Gains of $56 million from our strategic and other investments driven primarily by net unrealized valuation increases.
The following tables provide a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three and six months ended June 30, 2021 and 2020:

(Dollars in millions)	Managed Funds of Funds	Managed Direct Venture Funds	Managed Credit Funds	Public Equity Securities	Debt Funds	Sales of AFS Debt Securities	Strategic and Other Investments	SVB Leerink	Total
Three months ended June 30, 2021
Total gains on investment securities, net	$197	$19	$6	$16	$1	$—	$22	$44	$305
Less: income attributable to noncontrolling interests, including carried interest allocation	87	8	1	—	—	—	—	17	113
Non-GAAP net gains on investment securities, net of noncontrolling interests	$110	$11	$5	$16	$1	$—	$22	$27	$192

Three months ended June 30, 2020
Total gains (losses) on investment securities, net	$14	$15	$—	$8	$—	$—	$(5)	$3	$35
Less: income attributable to noncontrolling interests, including carried interest allocation	7	7	—	—	—	—	—	—	14
Non-GAAP net gains (loss) on investment securities, net of noncontrolling interests	$7	$8	$—	$8	$—	$—	$(5)	$3	$21

Six months ended June 30, 2021
Total gains on investment securities, net	$228	$37	$13	$88	$2	$—	$56	$48	$472
Less: income attributable to noncontrolling interests, including carried interest allocation	100	17	2	—	—	—	—	19	138
Non-GAAP net gains on investment securities, net of noncontrolling interests	$128	$20	$11	$88	$2	$—	$56	$29	$334

Six months ended June 30, 2020
Total gains (losses) on investment securities, net	$11	$13	$—	$4	$—	$61	$(9)	$1	$81
Less: income attributable to noncontrolling interests, including carried interest allocation	7	6	—	—	—	—	—	—	13
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$4	$7	$—	$4	$—	$61	$(9)	$1	$68

Gains on Equity Warrant Assets, Net
Three months ended June 30, 2021 and 2020
Net gains on equity warrant assets were $122 million for the three months ended June 30, 2021, compared to net gains of $27 million for the comparable June 30, 2020 period. Net gains on equity warrant assets for the three months ended June 30, 2021 consisted of:
•Net gains on warrant exercises of $78 million driven primarily by IPO activity during the quarter, and
•Net gains of $45 million from warrant valuations increases, driven by our private company portfolio reflective of pricing updates and pending exit activity.
Six months ended June 30, 2021 and 2020
Net gains on equity warrant assets were $344 million for the six months ended June 30, 2021, compared to net gains of $40 million for the comparable June 30, 2020 period. Net gains on equity warrant assets for the six months ended June 30, 2021 consisted of:
•Net gains on warrant exercises of $251 million reflective of $116 million in gains related to Coinbase's direct listing, with the remaining gains driven primarily by IPO activity, and
•Net gains of $94 million from warrant valuations increases, driven by our private company portfolio reflective of pricing updates and pending exit activity.

A summary of gains on equity warrant assets, net, for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Equity warrant assets (1):
Gains on exercises, net	$78	$9	NM	$251	$33	NM
Terminations	(1)	—	NM	(1)	(1)	—
Changes in fair value, net	45	18	150.0	94	8	NM
Total gains on equity warrant assets, net	$122	$27	NM	$344	$40	NM

(1)    At June 30, 2021, we held warrants in 2,718 companies, compared to 2,419 companies at June 30, 2020. The total fair value of our warrant portfolio was $266 million at June 30, 2021 and $171 million at June 30, 2020. Warrants in 53 companies each had fair values greater than $1 million and collectively represented $137 million, or 51.7 percent, of the fair value of the total warrant portfolio at June 30, 2021. Warrants in 20 companies each had fair values greater than $1 million and collectively represented $51 million, or 29.6 percent, of the fair value of the total warrant portfolio at June 30, 2020.
Non-GAAP Core Fee Income

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Non-GAAP core fee income (1):
Client investment fees	$15	$32	(53.1)%	$35	$75	(53.3)%
Foreign exchange fees	67	36	86.1	124	84	47.6
Credit card fees	31	21	47.6	59	50	18.0
Deposit service charges	28	21	33.3	53	45	17.8
Lending related fees	18	11	63.6	34	24	41.7
Letters of credit and standby letters of credit fees	13	11	18.2	26	23	13.0
Total non-GAAP core fee income (1)	$172	$132	30.3	$331	$301	10.0
Investment banking revenue	103	142	(27.5)	245	188	30.3
Commissions	17	17	—	41	33	24.2
Total non-GAAP Leerink revenue (2)	$120	$159	(24.5)	$286	$221	29.4
Total non-GAAP core fee income plus SVB Leerink revenue (3)	$292	$291	0.3	$617	$522	18.2

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
Client Investment Fees
Client investment fees were $15 million and $35 million for the three and six months ended June 30, 2021 compared to $32 million and $75 million for the comparable June 30, 2020 periods. The decreases were reflective of a reduction in fee margin resulting from lower short-term market rates, offset by large increases in average off-balance sheet client investment funds. Given our expectations of a continued low rate environment, we generally expect client investment fees in 2021 to be lower than 2020.
A summary of client investment fees by instrument type for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Client investment fees by type:
Sweep money market fees	$7	$19	(63.2)%	$18	$42	(57.1)%
Asset management fees	8	12	(33.3)	16	21	(23.8)
Repurchase agreement fees	—	1	(100.0)	1	12	(91.7)
Total client investment fees	$15	$32	(53.1)	$35	$75	(53.3)
The following table summarizes average client investment funds for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Sweep money market funds	$82,573	$47,561	73.6%	$74,856	$45,303	65.2%
Client investment assets under management (1)	77,733	51,801	50.1	75,106	51,223	46.6
Repurchase agreements	14,021	9,898	41.7	12,992	9,849	31.9
Total average client investment funds (2)	$174,327	$109,260	59.6	$162,954	$106,375	53.2

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at June 30, 2021 and December 31, 2020:

(Dollars in millions)	June 30, 2021	December 31, 2020	% Change
Sweep money market funds	$90,402	$59,844	51.1%
Client investment assets under management (1)	78,698	70,671	11.4
Repurchase agreements	14,067	10,538	33.5
Total period-end client investment funds (2)	$183,167	$141,053	29.9

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
Foreign Exchange Fees
Foreign exchange fees were $67 million and $124 million for the three and six months ended June 30, 2021 compared to $36 million and $84 million for the comparable June 30, 2020 periods. The increases in foreign exchange fees were driven primarily by increases in spot contract commissions reflective of the increased volume of trades for the three and six months ended June 30, 2021 compared to the 2020 period, which had a significant slowdown impact due to the COVID-19 pandemic.
A summary of foreign exchange fee income by instrument type for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Foreign exchange fees by instrument type:
Spot contract commissions	$60	$33	81.8%	$115	$74	55.4%
Forward contract commissions	6	3	100.0	8	10	(20.0)
Option premium fees	1	—	—	1	—	—
Total foreign exchange fees	$67	$36	86.1	$124	$84	47.6
Credit Card Fees
Credit card fees were $31 million and $59 million for the three and six months ended June 30, 2021, compared to $21 million and $50 million for the comparable 2020 periods. Credit card fees increased due to higher transaction volumes reflective of higher utilization, new client growth, and relationship expansion.

A summary of credit card fees by instrument type for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Credit card fees by instrument type:
Card interchange fees, net	$26	$15	73.3%	$49	$37	32.4%
Merchant service fees	4	5	(20.0)	8	10	(20.0)
Card service fees	1	1	—	2	3	(33.3)
Total credit card fees	$31	$21	47.6	$59	$50	18.0
Deposit Service Charges
Deposit service charges were $28 million and $53 million for the three and six months ended June 30, 2021 compared to $21 million and $45 million for the comparable 2020 periods. Deposit service charges increased due to the increases in product revenues from strong deposit growth and higher transaction volumes.
Lending Related Fees
Lending related fees were $18 million and $34 million for the three and six months ended June 30, 2021 compared to $11 million and $24 million for the comparable 2020 periods. The increase was primarily due to increases in fees earned from unused lines of credit due to strong client liquidity.
A summary of lending related fees by type for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Lending related fees by instrument type:
Unused commitment fees	$15	$8	87.5%	$28	$17	64.7%
Other	3	3	—	6	7	(14.3)
Total lending related fees	$18	$11	63.6	$34	$24	41.7
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees were $13 million and $26 million for the three and six months ended June 30, 2021, compared to $11 million and $23 million for the comparable 2020 periods. The increases were driven primarily by an increase in deferred fee income reflective of larger letter of credit issuances.
Investment Banking Revenue
Investment banking revenue was $103 million and $245 million for the three and six months ended June 30, 2021, compared to $142 million and $188 million for the comparable 2020 periods. The decrease for the three months ended June 30, 2021 compared to the comparable 2020 period, was reflective of lower completed deal volume in the second quarter of 2021 compared to 2020. The increase for the six months ended June 30, 2021 compared to the 2020 period was attributable to overall exceptional levels of funding activity in the life science/healthcare markets, resulting in an increase in public equity underwriting fees.
A summary of investment banking revenue by type for the six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Investment banking revenue:
Underwriting fees	$84	$131	(35.9)	$209	$162	29.0%
Advisory fees	9	9	—	13	24	(45.8)
Private placements and other	10	2	NM	23	2	NM
Total investment banking revenue	$103	$142	(27.5)	$245	$188	30.3

Commissions
Commissions for the three and six months ended June 30, 2021 were $17 million and $41 million, compared to $17 million and $33 million for the comparable 2020 periods. Commissions include commissions received from clients for the execution of agency-based brokerage transactions in listed and over-the-counter equities. Commissions were relatively flat when comparing the three months ended June 30, 2021 to the comparable period for 2020, reflective of trading activity. The increase for six months ended June 30, 2021 compared to the comparable period for 2020, was driven by higher trade volume as well as strategic hires made in the third quarter of 2020 to drive growth in derivatives and convertible revenue.
Other
Other noninterest income for the three and six months ended June 30, 2021 was $42 million and $72 million, compared to $16 million and $27 million for the comparable 2020 periods. The increases for three and six months ended June 30, 2021 compared to the 2020 periods, were driven primarily by higher fund management fees due to additional funds managed, an increase in foreign exchange trading exposure as well as higher performance fees received from certain funds reflective primarily of the liquidation of equity interests in BigCommerce Holdings, Inc.
Noninterest Expense
A summary of noninterest expense for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Compensation and benefits	$425	$320	32.8%	$870	$575	51.3%
Professional services	97	64	51.6	178	103	72.8
Premises and equipment	37	28	32.1	70	55	27.3
Net occupancy	17	19	(10.5)	35	37	(5.4)
Business development and travel	3	3	—	7	17	(58.8)
FDIC and state assessments	10	7	42.9	20	12	66.7
Merger-related charges	19	—	—	19	—	—
Other	45	39	15.4	90	80	12.5
Total noninterest expense	$653	$480	36.0	$1,289	$879	46.6
Included in noninterest expense is expense attributable to noncontrolling interests. See below for a description and reconciliation of non-GAAP noninterest expense and non-GAAP core operating efficiency ratio, both of which exclude noncontrolling interests.
Non-GAAP Noninterest Expense
We use and report non-GAAP noninterest expense, non-GAAP taxable equivalent revenue and non-GAAP core operating efficiency ratio, which excludes noncontrolling interests, SVB Leerink, merger-related charges and other non-recurring expenses. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by: (i) excluding certain items that represent expenses attributable to investors other than us and our subsidiaries, or certain items that do not occur every reporting period; or (ii) providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The table below provides a summary of non-GAAP noninterest expense and non-GAAP core operating efficiency ratio for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
GAAP noninterest expense	$653	$480	36.0%	$1,289	$879	46.6%
Less: expense attributable to SVB Leerink	99	109	(9.2)	235	171	37.4
Less: Merger-related charges	19	—	—	19	—	—
Non-GAAP noninterest expense, net of SVB Leerink and other non-recurring expenses	$535	$371	44.2	$1,035	$708	46.2

GAAP net interest income	$728	$513	41.9	$1,388	$1,037	33.8
Adjustments for taxable equivalent basis	7	4	75.0	12	7	71.4
Non-GAAP taxable equivalent net interest income	$735	$517	42.2	$1,400	$1,044	34.1

GAAP noninterest income	$761	$369	106.2	$1,505	$670	124.6
Less: income attributable to noncontrolling interests, including carried interest allocation	113	14	NM	138	12	NM
Non-GAAP noninterest income, net of noncontrolling interests	648	355	82.5	1,367	658	107.8
Less: non-GAAP net gains on investment securities, net of noncontrolling interests	192	21	NM	334	69	NM
Less: net gains on equity warrant assets	122	27	NM	344	40	NM
Less: investment banking revenue	103	142	(27.5)	245	188	30.3
Less: commissions	17	17	—	41	33	24.2
Non-GAAP noninterest income, net of noncontrolling interests and net of net gains on investment securities, net gains on equity warrant assets, investment banking revenue and commissions	$214	$148	44.6	$403	$328	22.9

GAAP total revenue	$1,489	$882	68.8	$2,893	$1,707	69.5
Non-GAAP taxable equivalent revenue, net of noncontrolling interests and SVB Leerink, net gains on investment securities, net gains on equity warrant assets, investment banking revenue and commissions	$949	$665	42.7	$1,803	$1,372	31.4

Operating efficiency ratio	43.85%	54.39%	(19.4)	44.56%	51.48%	(13.4)
Non-GAAP core operating efficiency ratio (1)	56.38	55.70	1.2	57.40	51.59	11.3

(1) The non-GAAP core operating efficiency ratio is calculated by dividing noninterest expense after adjusting for noninterest expense attributable to SVB Leerink, merger-related charges and other non-recurring expenses by total revenue after adjusting for net interest income attributable to SVB Leerink, net gains or losses on investment securities and equity warrant assets investment banking revenue and commissions. Additionally, noninterest expense and total revenue are adjusted for income or losses and expenses attributable to noncontrolling interests and adjustments to net interest income for a taxable equivalent basis.

Our GAAP operating efficiency ratio for the three and six months ended June 30, 2021 improved from the comparable 2020 periods, primarily as a result of (i) an increase in net interest income due to our fixed income investment securities and loans as a result of higher average balances and (ii) an increase in noninterest income due to higher net gains on investment securities and equity warrant assets, partially offset by an increase in noninterest expense due to higher compensation and benefits expense and professional services expense.

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Compensation and benefits:
Salaries and wages	$146	$124	17.7%	$309	$240	28.8%
Incentive compensation plans	162	121	33.9	312	187	66.8
Other employee incentives and benefits (1)	117	75	56.0	249	148	68.2
Total compensation and benefits	$425	$320	32.8	$870	$575	51.3
Period-end full-time equivalent employees	4,932	3,984	23.8	4,932	3,984	23.8
Average full-time equivalent employees	4,808	3,855	24.7	4,705	3,764	25.0

(1)Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), ESOP, warrant incentive and retention plans, agency fees and other employee-related expenses.
Compensation and benefits expense was $425 million and $870 million for the three and six months ended June 30, 2021, compared to $320 million and $575 million for the comparable June 30, 2020 periods. The key factors affecting changes in compensation and benefits expense were as follows:
•An increase of $22 million and $69 million in salaries and wages reflective primarily of the increase in the number of average FTE driven by strong hiring for in-sourcing, product development and revenue growth, as well as annual pay raises,
•An increase of $41 million and $125 million in incentive compensation plans expense related primarily to higher incentive compensation plan accruals as a result of an improved financial outlook and an increase in the number of average FTEs, and
•An increase of $42 million and $101 million in other employee incentives and benefits driven primarily by an increase in the warrant incentive plan due to strong warrant gains during the first half of 2021, an increase in payroll taxes and other employee benefits reflective of our increased headcount and an increase in share-based compensation expense due to an increase in equity awards granted since June 30, 2020.
Our variable compensation plans consist primarily of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, Deferred Compensation Plan, 401(k) and ESOP Plan, SVB Leerink Incentive Compensation Plan and SVB Leerink Retention Award (see descriptions in our 2020 Form 10-K). Total costs incurred under these plans were $191 million and $393 million for the three and six months ended June 30, 2021 compared to $133 million and $218 million for the comparable June 30, 2020 periods. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $97 million and $178 million for the three and six months ended June 30, 2021, compared to $64 million and $103 million for the comparable June 30, 2020 periods. The increase was driven primarily by higher consulting fees related to our continued investments in our infrastructure, initiatives related to our regulatory programs and operating projects to support our presence both domestically and internationally.
Premises and Equipment
Premises and equipment expense was $37 million and $70 million for the three and six months ended June 30, 2021, compared to $28 million and $55 million for the comparable June 30, 2020 period. The increases were primarily related to increased depreciation and computer maintenance expenses.
Net Occupancy
Net occupancy expense was $17 million and $35 million for the three and six months ended June 30, 2021, compared to $19 million and $37 million for the comparable June 30, 2020 periods. The decreases were primarily driven by our decision to vacate certain leased office spaces in the fourth quarter of 2020.

Business Development and Travel
Business development and travel expense was $3 million and $7 million for the three and six months ended June 30, 2021, compared to $3 million and $17 million for the comparable June 30, 2020 periods. The decrease was primarily due to the continued impact of the COVID-19 pandemic on domestic and international travel.
FDIC and State Assessments
FDIC and state assessments expense was $10 million and $20 million for the three and six months ended June 30, 2021, compared to $7 million and $12 million for the comparable June 30, 2020 periods. The increases were due primarily to the increase in our average assets.
Merger-Related Charges
Merger-related charges were $19 million for the second quarter of 2021 and consisted primarily of professional services and systems integration expenses related to the acquisition of Boston Private.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “net income attributable to noncontrolling interests” on our statements of income.
In the table below, noninterest income consists primarily of net investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the managed funds’ general partners. A summary of net income attributable to noncontrolling interests for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income (1)	$—	$—	—	$—	$—	—
Noninterest income (1)	(36)	(6)	NM	(52)	(3)	NM
Noninterest expense (1)	—	—	—	—	—	—
Carried interest allocation (2)	(77)	(8)	NM	(86)	(9)	NM
Net income attributable to noncontrolling interests	$(113)	$(14)	NM	$(138)	$(12)	NM

(1)Represents noncontrolling interests’ share in net interest income, noninterest income or loss and noninterest expense.
(2)Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.

Three months ended June 30, 2021 and 2020

Net income attributable to noncontrolling interests was $113 million for the three months ended June 30, 2021, compared to net income of $14 million for the comparable 2020 period. Net income attributable to noncontrolling interests of $113 million for the three months ended June 30, 2021 was driven primarily by net gains on investment securities (including carried interest allocation) from our managed funds of funds and our managed direct venture funds portfolios reflective of the overall market performance during the second quarter of 2021. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net.”
Six months ended June 30, 2021 and 2020
Net income attributable to noncontrolling interests was $138 million for the six months ended June 30, 2021, compared to net income of $12 million for the comparable 2020 period. Net income attributable to noncontrolling interests of $138 million for the six months ended June 30, 2021 was driven primarily by net gains on investment securities (including carried interest allocation) from our managed funds of funds and our managed direct venture funds portfolios reflective of the overall market performance for the six months ended June 30, 2021. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net.”

Income Taxes
Our effective income tax rate was 25.1 percent and 25.5 percent for the three and six months ended June 30, 2021, compared to 27.3 percent and 27.1 percent for the comparable 2020 periods. The decreases in our effective tax rate were driven primarily by an increase in the recognition of excess tax benefits from share-based compensation which is reflective of the annual vesting of our restricted stock units as well as an increase in our stock price. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
Operating Segment Results
We have four segments for which we report our financial information: Global Commercial Bank, SVB Private Bank, SVB Capital and SVB Leerink.
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 12 — “Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.
The following is our reportable segment information for the three and six months ended June 30, 2021 and 2020:
Global Commercial Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$715	$485	47.4%	$1,334	$949	40.6%
Provision for credit losses	(11)	(44)	(75.0)	(56)	(238)	(76.5)
Noninterest income	174	133	30.8	333	300	11.0
Noninterest expense	(307)	(241)	27.4	(585)	(466)	25.5
Income before income tax expense	$571	$333	71.5	$1,026	$545	88.3
Total average loans, amortized cost	$42,727	$30,472	40.2	$41,016	$29,805	37.6
Total average assets	131,885	67,936	94.1	120,470	64,871	85.7
Total average deposits	128,918	65,091	98.1	117,655	62,153	89.3
Three months ended June 30, 2021 and 2020
Income before income tax expense from our GCB increased to $571 million for the three months ended June 30, 2021, compared to $333 million for the comparable 2020 period. The key components of GCB's performance for the three months ended June 30, 2021 compared to the comparable 2020 period are discussed below.
Net interest income from GCB increased by $230 million for the three months ended June 30, 2021, due primarily to an increase in loan interest income resulting primarily from higher average loan balances, partially offset by a decrease in loan yields as a result of the shift in the loan mix. In addition, strong deposit growth provided a higher earnings credit and a low rate environment produced a lower earnings charge for funded loans creating a benefit of a higher net FTP earnings credit.
The provision for credit losses decreased to $11 million for the three months ended June 30, 2021, compared to $44 million for the comparable 2020 period. The provision of $11 million for the three months ended June 30, 2021 was driven primarily by a $13 million increase related to loan growth, $9 million in net new nonaccrual loans and $4 million for charge-offs not specifically reserved for at March 31, 2021, partially offset by a $9 million reduction in reserves for our performing loans based on our forecast models of the economic environment and $3 million of recoveries.
The provision for credit losses of $44 million for the three months ended June 30, 2020 was driven primarily by $26 million in additional reserves for our performing loans based on our forecast models of the current economic environment under the CECL methodology adopted January 1, 2020, $22 million for net new nonaccrual loans and $11 million for charge-offs not specifically reserved for at March 31, 2020, partially offset by a $10 million decrease related to changes in loan composition within our portfolio segments and $4 million of recoveries.
Noninterest income increased by $41 million for the three months ended June 30, 2021 related primarily to an overall increase in our non-GAAP core fee income (higher foreign exchange fees, credit card fees, lending related fees and deposit service charges, partially offset by lower client investment fees). The overall increase was due primarily to higher foreign exchange, credit card and deposit transaction volumes, an increase in unused commitment fees and an increase in average client fund balances, partially offset by the impact of the federal funds rate decreases on client investment fee yields.
Noninterest expense increased by $66 million for the three months ended June 30, 2021, due primarily to compensation and benefits expense, other noninterest expense and premises and equipment expense. Compensation and benefits expense increased $56 million as a result of higher incentive compensation expense and higher salaries and wages expenses. Incentive compensation expense increased due primarily to an increase in our 2021 full-year projected financial performance. The increase in GCB salaries and wages was due primarily to an increase in the average number of FTEs at GCB, which increased to 3,328 FTEs for the three months ended June 30, 2021, from 2,822 FTEs for the comparable 2020 period. Other noninterest expense increased due to an increase in FDIC and state assessments expense driven by higher average assets. Premises and equipment expense increased due to increased depreciation and computer maintenance expenses.
Six months ended June 30, 2021 and 2020
Net interest income from our GCB increased by $385 million for the six months ended June 30, 2021, due primarily to an increase in loan interest income resulting mainly from higher average loan balances, partially offset by a decrease in loan yields as a result of growth in our higher credit quality Global Fund Banking portfolio as well as rate decreases. In addition, strong deposit growth provided a higher earnings credit and a low rate environment produced a lower earnings charge for funded loans, creating a benefit of a higher net FTP earnings credit.
GCB had a provision for credit losses of $56 million for the six months ended June 30, 2021, compared to a provision of $238 million for the comparable 2020 period. The provision of $56 million for the six months ended June 30, 2021 was driven primarily by $90 million for charge-offs not specifically reserved for at December 31, 2020, of which $80 million was related to the single instance of potentially fraudulent activity discussed in prior filings, a $30 million increase related to loan growth and $3 million in net new nonaccrual loans, partially offset by a $56 million reduction in reserves for our performing loans based on our forecast models of the economic environment and $8 million of recoveries.
The provision of $238 million for the six months ended June 30, 2020 was reflective primarily of $167 million in additional reserves for our performing loans based on our forecast models of the current economic environment under the CECL methodology adopted January 1, 2020, including the impact of the COVID-19 pandemic, as well as changes in loan composition within our portfolio segments, $27 million in additional reserves for period-end loan growth, $24 million for charge-offs not specifically reserved for at December 31, 2019 and $33 million in net new nonaccrual loans, partially offset by $12 million of recoveries.
Noninterest income increased by $33 million for the six months ended June 30, 2021, related primarily to an overall increase in our non-GAAP core fee income, due primarily to higher foreign exchange fees, lending related fees, credit card fees and deposit service charges, partially offset by lower client investment fees. The overall increase was due primarily to higher foreign exchange, credit card and deposit transaction volumes, an increase in unused commitment fees and an increase in average client fund balances, partially offset by the impact of the federal funds rate decreases on client investment fee yields.
Noninterest expense increased by $119 million for the six months ended June 30, 2021, due primarily to compensation and benefits expense, other noninterest expense and premises and equipment expense. Compensation and benefits expense increased $102 million as a result of higher incentive compensation expense and higher salaries and wages expenses. Incentive compensation expense increased due primarily to an increase in our 2021 full-year projected financial performance. The increase in GCB salaries and wages was due primarily to an increase in the average number of FTEs at GCB, which increased to 3,275 FTEs for the six months ended June 30, 2021, from 2,757 FTEs for the comparable 2020 period. Other noninterest expense increased due to an increase in FDIC and state assessments expense driven by higher average assets. Premises and equipment expense increased due to increased depreciation and computer maintenance expenses.

SVB Private Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$29	$19	52.6%	$56	$34	64.7%
(Provision for) reduction of credit losses	(5)	(4)	25.0	4	(59)	(106.8)
Noninterest income	1	1	—	2	1	100.0
Noninterest expense	(15)	(10)	50.0	(28)	(20)	40.0
Income (loss) before income tax expense	$10	$6	66.7	$34	$(44)	(177.3)
Total average loans, amortized cost	$5,154	$4,036	27.7	$5,066	$3,946	28.4
Total average assets	5,199	4,072	27.7	5,114	3,982	28.4
Total average deposits	3,977	2,120	87.6	3,636	2,021	79.9

Three months ended June 30, 2021 and 2020
Net interest income from our SVB Private Bank increased by $10 million for the three months ended June 30, 2021, due primarily to the increase in average loans for the three months ended June 30, 2021 as compared to the June 30, 2020 comparable period, partially offset by decreases in loan yields as a result of overall market rate decreases.
The provision for credit losses of $5 million for the three months ended June 30, 2021 was reflective primarily of an increase in reserves for our performing loans based on our forecast models of the economic environment and loan growth partially offset by net new nonaccrual loans.
Noninterest expense increased by $5 million for the three months ended June 30, 2021, related primarily to compensation and benefits expense. Compensation and benefits expense increased $4 million as a result of higher incentive compensation and salaries and wages expenses due primarily to an increase in our 2021 full-year projected financial performance and an increase in average number of FTEs.
Six months ended June 30, 2021 and 2020
Net interest income from our SVB Private Bank increased by $22 million for the six months ended June 30, 2021 due primarily to the increase in average loans for the six months ended June 30, 2021 as compared to the June 30, 2020 comparable period, partially offset by decreases in loan yields as a result of overall market rate decreases.
The reduction of credit losses of $4 million for the six months ended June 30, 2021 was reflective primarily of a reduction in reserves for our performing loans based on our forecast models of the economic environment partially, offset by loan growth.
Noninterest expense increased by $8 million for the six months ended June 30, 2021, related primarily to compensation and benefits expense. Compensation and benefits expense increased $7 million as a result of higher incentive compensation and salaries and wages expenses due primarily to an increase in our 2021 full-year projected financial performance and an increase in average number of FTEs.
SVB Capital

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$—	$—	—	$—	$—	—
Noninterest income	175	21	NM	244	26	NM
Noninterest expense	(18)	(8)	125.0	(34)	(17)	100.0
Income before income tax expense	$157	$13	NM	$210	$9	NM
Total average assets	$613	$430	42.6	$595	$439	35.5

 SVB Capital’s components of noninterest income primarily include net gains and losses on non-marketable and other equity securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.

We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ underlying investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results to differ from period to period. The performance of these securities may be impacted by the effects of the COVID-19 pandemic.
Three months ended June 30, 2021 and 2020
SVB Capital had noninterest income of $175 million for the three months ended June 30, 2021, compared to $21 million for the comparable June 30, 2020 period. The increase in noninterest income was due primarily to an increase in net gains on investment securities for the three months ended June 30, 2021, compared to the comparable June 30, 2020 period. SVB Capital’s components of noninterest income primarily include the following:
•Net gains on investment securities of $143 million for the three months ended June 30, 2021, compared to $12 million for the comparable June 30, 2020 period. The net gains on investment securities of $143 million were driven primarily by unrealized net valuation increases of private and public positions as well as fund distributions driven primarily by realized gains from one public company position.
Six months ended June 30, 2021 and 2020
SVB Capital had noninterest income of $244 million for the six months ended June 30, 2021, compared to $26 million for the comparable June 30, 2020 period. The increase in noninterest income was due primarily to an increase in net gains on investment securities for the six months ended June 30, 2021, compared to the comparable June 30, 2020 period. SVB Capital’s components of noninterest income primarily include the following:
•Net gains on investment securities of $197 million for the six months ended June 30, 2021, compared to $6 million for the comparable June 30, 2020 period. The net gains on investment securities of $197 million were driven primarily by unrealized net valuation increases of private and public positions as well as fund distributions driven primarily by realized gains from one public company position.

SVB Leerink

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$—	$—	—	$—	$—	—
Noninterest income	149	164	(9.1)	319	226	41.2
Noninterest expense	(98)	(109)	(10.1)	(235)	(171)	37.4
Income before income tax expense	$51	$55	(7.3)	$84	$55	52.7
Total average assets	$729	$455	60.2	$748	$469	59.5

SVB Leerink’s components of noninterest income primarily include investment banking revenue, commissions and net gains and losses on non-marketable and other equity securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.

Three months ended June 30, 2021 and 2020
SVB Leerink had noninterest income of $149 million for the three months ended June 30, 2021, compared to $164 million for the comparable June 30, 2020 period. The $15 million decrease in noninterest income was primarily due to a $39 million decrease in investment banking revenue attributable to lower completed deal volume in the second quarter of 2021 compared to 2020, partially offset by a $23 million increase in investment gains driven by a net valuation increase on equity fund investments.
SVB Leerink had noninterest expense of $98 million for the three months ended June 30, 2021, compared to $109 million for the comparable 2020 period. The $11 million decrease in noninterest expense was primarily driven by a decrease of $9 million in compensation and benefit expense due to a decrease in incentive compensation driven by (i) a decrease in revenue as compared to the second quarter of 2020 and (ii) a $3 million decrease in other noninterest expense due to a decrease in corporate finance expense primarily due to lower equity deals as compared to the second quarter of 2020.
Six months ended June 30, 2021 and 2020
SVB Leerink had noninterest income of $319 million for the six months ended June 30, 2021, compared to $226 million for the comparable June 30, 2020 period. The $93 million increase in noninterest income was primarily due to a $57 million increase in investment banking revenue attributable to exceptional levels of funding activity in the life science/healthcare secondary markets resulting in an increase in public equity underwriting fees and a $26 million increase in investment gains driven by a net valuation increase on equity fund investments.
SVB Leerink had noninterest expense of $235 million for the six months ended June 30, 2021, compared to $171 million for the comparable 2020 period. The $64 million increase was primarily driven by an increase of $60 million in compensation and benefit expense driven primarily by an increase in incentive compensation expense as a result of a strong performance for the six months ended June 30, 2021, as compared to the same period in 2020 and an increase in salaries and wages expense due to strategic hires subsequent to the second quarter of 2020.
Consolidated Financial Condition
Our total assets, and total liabilities and stockholders' equity, were $163.4 billion at June 30, 2021 compared to $115.5 billion at December 31, 2020, an increase of $47.9 billion, or 41.5 percent. Refer below to a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $24.0 billion at June 30, 2021, an increase of $6.3 billion, or 35.6 percent, compared to $17.7 billion at December 31, 2020. The increase was driven by the significant growth in deposits of $43.8 billion. As of June 30, 2021, $16.4 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $5.8 billion. As of December 31, 2020, $13.7 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $3.0 billion.

Investment Securities
Investment securities totaled $85.8 billion at June 30, 2021, an increase of $36.5 billion, or 74.0 percent, compared to $49.3 billion at December 31, 2020. Our investment securities portfolio is comprised of: (i) an AFS securities portfolio and a HTM securities portfolio, both of which represent interest earning fixed income investment securities; and (ii) a non-marketable and other equity securities portfolio, which represents primarily investments managed as part of our funds management business, investments in qualified affordable housing projects, as well as public equity securities held as a result of equity warrant assets exercised.
AFS Securities
Period-end AFS securities were $23.9 billion at June 30, 2021, compared to $30.9 billion at December 31, 2020, a decrease of $7.0 billion, or 22.8 percent. The $7.0 billion decrease in period-end AFS securities balances from December 31, 2020 to June 30, 2021, was driven primarily by a $5.8 billion re-designation of AFS securities to HTM securities, paydowns and maturities of $2.9 billion and a decrease in fair value of $567 million due to the increase in interest rates, partially offset by purchases of $2.3 billion. Securities classified as AFS are carried at fair value with changes in fair value recorded as unrealized gains or losses in a separate component of stockholders' equity.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as AFS as of June 30, 2021. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	June 30, 2021
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$6,235	1.35%	$41	2.08%	$6,037	1.33%	$157	1.72%	$—	—%
U.S. agency debentures	81	1.49	—	—	—	—	81	1.49	—	—
Foreign government debt securities	15	(0.65)	15	(0.65)	—	—	—	—	—	—
Residential MBS:
Agency-issued MBS	11,562	1.51	—	—	—	—	—	—	11,562	1.51
Agency-issued CMO—fixed rate	4,424	1.24	—	—	—	—	—	—	4,424	1.24
Agency-issued CMBS	1,559	1.75	—	—	—	—	1,559	1.75	—	—
Total	$23,876	1.43	$56	1.32	$6,037	1.33	$1,797	1.73	$15,986	1.44
HTM Securities
Period-end HTM securities were $60.0 billion at June 30, 2021, compared to $16.6 billion at December 31, 2020, an increase of $43.4 billion, or 261.6 percent. The $43.4 billion increase in period-end HTM security balances from December 31, 2020 to June 30, 2021 was driven by purchases of $42.9 billion and the re-designation of $5.7 billion of AFS securities to HTM securities, partially offset by $5.2 billion in paydowns and maturities. The securities were re-designated for capital management purposes and consisted primarily of agency-issued CMBS and CMO securities with unrealized losses totaling $78 million, which are recorded in AOCI.

Securities classified as HTM are accounted for at cost with no adjustments for changes in fair value. For securities re-designated as HTM from AFS, the net unrealized gains or losses at the date of transfer will continue to be reported as a separate component of shareholders' equity and amortized over the life of the securities in a manner consistent with the amortization of a premium or discount.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as HTM as of June 30, 2021. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	June 30, 2021
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$552	2.30%	$4	2.76%	$141	2.55%	$407	2.21%	$—	—%
Residential MBS:
Agency-issued MBS	36,724	1.60	3	1.57	9	2.23	449	2.47	36,263	1.59
Agency-issued CMO—fixed rate	4,474	1.23	—	—	5	1.76	404	1.62	4,065	1.19
Agency-issued CMO—variable rate	117	0.74	—	—	—	—	—	—	117	0.74
Agency-issued CMBS	12,492	1.69	—	—	—	—	535	1.98	11,957	1.67
Municipal bonds and notes	5,265	2.33	61	3.00	113	2.46	833	2.29	4,258	2.36
Corporate bonds	373	1.93	—	—	—	—	373	1.93	—	—
Total	$59,997	1.71	$68	2.92	$268	2.49	$3,001	2.48	$56,660	1.68
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. The estimated weighted-average duration of our fixed income investment securities portfolio was 4.5 and 3.7 years at June 30, 2021 and December 31, 2020, respectively. The weighted-average duration of our total fixed income securities portfolio including the impact of our fair value swaps was 3.9 years at June 30, 2021. We are focused on shortening AFS portfolio duration to approximately two years to mitigate OCI risk while buying three- to five-year duration HTM securities to support portfolio yields. The weighted-average duration of our AFS securities portfolio was 4.2 years at June 30, 2021 and 3.7 years at December 31, 2020. The weighted-average duration of our AFS securities portfolio including the impact of our fair value swaps was 2.4 years at June 30, 2021. The weighted-average duration of our HTM securities portfolio was 4.6 years at June 30, 2021 and 3.7 years at December 31, 2020. We continue to invest excess on-balance sheet liquidity in high-quality securities (agency MBS/CMBS, municipal and corporate securities), primarily classified as HTM.

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
Period-end non-marketable and other equity securities were $1.9 billion ($1.6 billion net of noncontrolling interest) at June 30, 2021 compared to $1.8 billion ($1.6 billion net of noncontrolling interest) at December 31, 2020, an increase of $141 million, or 7.8 percent. The following table summarizes the carrying value (as reported) of non-marketable and other equity securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$108	$29	$89	$23
Unconsolidated venture capital and private equity fund investments (2)	187	187	185	185
Other investments without a readily determinable fair value (3)	79	79	61	61
Other equity securities in public companies (fair value accounting (4)	107	107	281	281
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	544	326	362	215
Debt funds	7	7	5	5
Other investments	215	215	203	203
Investments in qualified affordable housing projects, net	696	696	616	616
Total non-marketable and other equity securities	$1,943	$1,646	$1,802	$1,589

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$5	$1	$5	$1
Capital Preferred Return Fund, LP	51	11	50	11
Growth Partners, LP	52	17	34	11
Total consolidated venture capital and private equity fund investments	$108	$29	$89	$23

(2)The carrying value represents investments in 157 and 162 funds (primarily venture capital funds) at June 30, 2021 and December 31, 2020, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships' operating activities and financial policies. Our unconsolidated venture capital and private equity fund investments are carried at fair value based on the fund investments' net asset values per share as obtained from the general partners of the funds. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example March 31st for our June 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
(3)Investments classified as "Other investments without a readily determinable fair value" include direct equity investments in private companies. The carrying value is based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, financing transactions subsequent to the acquisition of the investment and a discount for certain investments that have lock-up restrictions or other features that indicate a discount to fair value is warranted. For further details on the carrying value of these investments refer to Note 5 — “Investment Securities" of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
(4)Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct equity investments in public companies held by our consolidated funds. Changes in the fair value recognized through net income.
(5)The following table shows the carrying value and our ownership percentage of each investment at June 30, 2021 and December 31, 2020 (equity method accounting):

	June 30, 2021		December 31, 2020
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$4	$4	$4	$3
Strategic Investors Fund III, LP	28	23	16	13
Strategic Investors Fund IV, LP	36	30	25	21
Strategic Investors Fund V, LP	87	46	67	35
CP II, LP (1)	8	5	8	5
Other venture capital and private equity fund investments	381	218	242	138
Total venture capital and private equity fund investments	$544	$326	$362	$215
Debt funds:
Gold Hill Capital 2008, LP (2)	$5	$5	$4	$4
Other debt funds	2	2	1	1
Total debt funds	$7	$7	$5	$5
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$115	$115	$115	$115
Other investments	100	100	88	88
Total other investments	$215	$215	$203	$203

(1)Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.
(2)Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

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

There have been various amendments to the Volcker Rule in recent years. In particular, certain amendments that became effective October 1, 2020, provide for, among other things, the adoption of new exclusions from the definition of “covered fund” for venture capital funds and credit funds that meet certain criteria. As a result of these amendments, we believe that none of the Restricted Volcker Investments will be required to be disposed of or will otherwise conform to the Volcker Rule requirements. We expect that all of our Restricted Volcker Investments will (i) qualify for these new exclusions; (ii) otherwise be excluded from the definition of "covered fund"; or (iii) be subject to a liquidation or dissolution process (For more information about the Volcker Rule, see “Business—Supervision and Regulation” under Part 1, Item 1 of our 2020 Form 10-K.)
Loans
Loans, amortized cost basis, increased by $5.6 billion to $50.8 billion at June 30, 2021, compared to $45.2 billion at December 31, 2020. Unearned income was $248 million at June 30, 2021 and $226 million at December 31, 2020. The increase in period-end loans was driven primarily by growth in our Global Fund Banking and Private Bank as well as in the Technology and Life Science/Healthcare portfolios. This growth was partially offset by a decrease in our SBA loans driven by an acceleration of forgiveness of these loans during the second quarter.
The breakdown of total loans and loans as a percentage of total loans by risk-based segment is as follows:

	June 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Percentage	Amount	Percentage
Global fund banking	$30,630	60.3%	$25,543	56.5%
Investor dependent:
Early stage	1,565	3.1	1,486	3.3
Mid stage	1,708	3.4	1,565	3.5
Later stage	2,055	4.0	1,921	4.2
Total investor dependent	5,328	10.5	4,972	11.0
Cash flow dependent:
Sponsor led buyout	1,917	3.8	1,989	4.4
Other	2,926	5.8	2,945	6.5
Total cash flow dependent	4,843	9.6	4,934	10.9
Private bank	5,297	10.4	4,901	10.9
Balance sheet dependent	2,804	5.5	2,191	4.8
Premium wine	1,002	2.0	1,053	2.3
Other	7	—	28	0.1
SBA loans	843	1.7	1,559	3.5
Total loans	$50,754	100.0%	$45,181	100.0%

Loan Concentration
The following table provides a summary of total loans by size and risk-based segment. The breakout below is based on total client balances (individually or in the aggregate) as of June 30, 2021 to any single client:

	June 30, 2021
(Dollars in millions)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Global fund banking	$1,065	$1,355	$3,314	$2,709	$22,193	$30,636
Investor dependent:
Early stage	1,686	268	107	22	—	2,083
Mid stage	714	523	345	101	128	1,811
Later stage	270	570	664	321	270	2,095
Total investor dependent	2,670	1,361	1,116	444	398	5,989
Cash flow dependent:
Sponsor led buyout	18	72	463	432	940	1,925
Other	282	129	578	431	1,621	3,041
Total cash flow dependent	300	201	1,041	863	2,561	4,966
Private bank	3,725	615	511	160	287	5,298
Balance sheet dependent	231	253	492	351	1,499	2,826
Premium wine	239	271	251	121	142	1,024
Other	—	5	10	—	—	15
Total loans (1)	$8,230	$4,061	$6,735	$4,648	$27,080	$50,754

(1)Included in total loans at amortized cost is approximately $843 million in PPP loans. The PPP loans consist of loans across all of our risk-based segments.
At June 30, 2021, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $31.7 billion, or 62.5 percent of our total loan portfolio. These loans represented 615 clients, and of these loans, $43 million were on nonaccrual status as of June 30, 2021.
The following table provides a summary of loans by size and risk-based segment. The breakout below is based on total client balances (individually or in the aggregate) as of December 31, 2020:

	December 31, 2020
(Dollars in millions)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Global fund banking	$1,052	$1,360	$2,637	$2,777	$17,723	$25,549
Investor dependent:
Early stage	1,896	221	101	28	—	2,246
Mid stage	814	493	278	95	133	1,813
Later stage	282	597	693	270	174	2,016
Total investor dependent	2,992	1,311	1,072	393	307	6,075
Cash flow dependent:
Sponsor led buyout	18	67	546	654	714	1,999
Other	401	228	536	650	1,486	3,301
Total cash flow dependent	419	295	1,082	1,304	2,200	5,300
Private bank	3,505	597	319	95	385	4,901
Balance sheet dependent	231	333	461	289	926	2,240
Premium wine	242	273	300	121	145	1,081
Other	—	19	16	—	—	35
Total loans (1)	$8,441	$4,188	$5,887	$4,979	$21,686	$45,181

(1)Included in total loans at amortized cost is approximately $1.6 billion in PPP loans. The PPP loans consist of loans from all risk-based segments.

At December 31, 2020, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $26.7 billion, or 59.0 percent of our total loan portfolio. These loans represented 544 clients, and of these loans, $65 million were on nonaccrual status as of December 31, 2020.

Our three main market segments include (i) Global Fund Banking, (ii) technology and life science/healthcare and (iii) SVB Private Bank.
(i) Global Fund Banking
Our Global Fund Banking loan portfolio includes financial services to clients in the private equity/venture capital community. Our lending to private equity/venture capital firms and funds represented 60.3 percent of total loans at June 30, 2021 and 56.5 percent at December 31, 2020. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(ii) Technology and Life Science/Healthcare
Our technology and life science/healthcare loan portfolios include loans to clients at the various stages of their life cycles. The risk-based segments for our technology and life science/healthcare market segments are classified as investor dependent, cash flow dependent or balance sheet dependent for reporting purposes.
Investor dependent loans represented 10.5 percent of total loans at June 30, 2021 and 11.0 percent at December 31, 2020. These loans are made to companies in both our Accelerator (early-stage) and Growth practices (mid-stage and later-stage).
Cash flow dependent loans, which include sponsor led buyout lending, represented 9.6 percent of total loans at June 30, 2021 and 10.9 percent at December 31, 2020. Sponsor led buyout loans represented 3.8 percent of total loans at June 30, 2021 and 4.4 percent at December 31, 2020.
Balance sheet dependent loans, which include asset-based loans, represented 5.5 percent of total loans at June 30, 2021 and 4.8 percent at December 31, 2020. Working capital lines and accounts receivable financing, both part of our asset-based lending, each represented one percent and half a percent of total loans, respectively, at both June 30, 2021 and December 31, 2020.

(iii) SVB Private Bank
Our SVB Private Bank clients are primarily executive leaders and senior investment professionals in the innovation economy. Our lending to SVB Private Bank clients represented 10.4 percent of total loans at June 30, 2021 and 10.9 percent at December 31, 2020. Many of our Private Bank products are secured by real estate, which represented 83.3 percent of this portfolio at June 30, 2021; these products include mortgage loans, owner occupied commercial mortgage loans, home equity lines of credit and other secured lending products such as real estate secured loans to eligible employees through our EHOP. The remaining balance of our Private Bank portfolio consists of restricted and private stock loans, capital call lines of credit, lines of credit against liquid assets and other secured and unsecured lending products.
Paycheck Protection Program
We accepted applications under the PPP administered by the SBA under the CARES Act, as amended by the Economic Aid Act, and originated loans to qualified small businesses until the loan origination phase of the PPP ended on June 30, 2021. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. Eligible expenses also include covered operations expenditures, covered property damage costs, covered supplier costs and covered worker protection expenditures. To the extent not forgiven, loans are subject to certain terms including, among others, the following: maximum two-year term for loans issued before June 5, 2020 (unless borrower and lender agree otherwise); a maximum five-year term for loans issued on or after June 5, 2020; an interest rate of 1.0%; deferral of loan payments until a loan forgiveness decision is rendered or until 10 months after the end of a borrower’s forgiveness covered period; and no requirement for any collateral or personal guarantees. PPP borrowers are not required to pay any fees to the government or the lender, and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan for loans made before the enactment of the Economic Aid Act, and thereafter, a processing fee of (1) the lesser of 50% of the loan or $2,500 for loans of not more than $50,000, (2) 5% of the loan for loans above $50,000 but not more than $350,000, and (3) 3% of the loan for loans above $350,000 (and, in case of the first draw PPP loans only, a fee of 1% for the loans at or above $2,000,000). Additional loans were issuable up until June 30, 2021, pursuant to the PPP Extension Act of 2021, and qualifying PPP borrowers were able to apply for second draw loans in an amount of up to $2 million. We continued to participate in the PPP in the second quarter of 2021, including the second draw loan and the forgiveness stages of the program.
As of June 30, 2021, we have outstanding PPP loans in the amount of $843 million, as approved by the SBA. This funded amount reflects repayments received as of such date.
Loan Deferral Programs
In April 2020, we implemented three loan payment deferral programs targeted to assist borrowers who were the most impacted by the COVID-19 pandemic. These programs included relief for venture-backed, private bank and wine borrowers who met certain criteria. The three-month private bank and wine deferral programs ended, and payments resumed, in the third quarter of 2020. The six-month venture debt and private bank deferral programs ended, and payments resumed, in the fourth quarter of 2020 for a majority of participants. As of June 30, 2021, loans modified under these programs had outstanding balances of $227 million, all of which is for venture-backed borrowers. These amounts reflect repayments received as of June 30, 2021.
For loans modified under these programs, in accordance with the provisions of Section 4013 of the CARES Act, we elected to not apply TDR classification to borrowers who were current as of December 31, 2019. In addition, for loans modified under these programs that did not meet the CARES Act criteria, we applied the guidance in an interagency statement issued by bank regulatory agencies. Using this guidance, we may find that borrowers are not experiencing financial difficulty that may otherwise result in a TDR classification, in accordance with ASC Subtopic 310-40, if loan modifications are performed in response to the COVID-19 pandemic, provide short-term loan payment deferrals (e.g. six months in duration) and are granted to borrowers who were current as of the implementation date of the loan modification program. We evaluated all loans modified under these programs against the CARES Act and interagency guidance, as applicable, and determined the loan modifications would not be considered TDRs. We did not defer interest income recognition during periods of payment deferral, nor did any qualifying modification trigger nonaccrual status.
State Concentrations
Approximately 27 percent of our outstanding total loan balances as of June 30, 2021 were to borrowers based in California compared to 26 percent as of December 31, 2020. Additionally, as of June 30, 2021, borrowers in New York increased to 11 percent compared to 10 percent as of December 31, 2020. Borrowers in Massachusetts decreased to 9 percent at June 30, 2021, compared to 10 percent as of December 31, 2020. Other than California and New York, as of June 30, 2021 there are no states with loan balances greater than or equal to 10 percent.
See generally “Risk Factors–Credit Risks” set forth under Part I, Item 1A in our 2020 Form 10-K and "Risk Factors" under Part II, Item 1A of this report.

Credit Quality Indicators
Our total criticized loans and nonaccrual loans represented 2 percent of our total loans as of June 30, 2021 and 3 percent at December 31, 2020. Criticized and nonaccrual loans to early-stage clients represented 18 and 15 percent of our total criticized and nonaccrual loan balances at June 30, 2021 and December 31, 2020, respectively. Loans to early-stage investor dependent clients represent a relatively small percentage of our overall portfolio at 3 percent of total loans at both June 30, 2021 and at December 31, 2020. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.
We continue to monitor our loan portfolio for the impact of the COVID-19 pandemic. Vaccine distributions and re-openings have contributed to an improved economic environment, although we continue to watch the emergence of COVID-19 variants and continued spread. Our Global Fund Banking and Private Bank portfolios continue to have strong credit performance, which is consistent with the historically low credit losses we have typically experienced. Wine clients' sales have improved with re-openings, but we are cautious of the potential for fires and crop loss as a result of the current drought and historic high temperatures in the western United States. We have seen robust venture capital investment activity in the technology and life science/healthcare sectors, supporting ongoing improvement of the credit quality of our clients in those spaces.

Credit Quality, Allowance for Credit Losses and Nonperforming Assets
Nonperforming assets consist of loans on nonaccrual status, loans past due 90 days or more still accruing interest, and OREO and other foreclosed assets. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the ACL for loans and unfunded credit commitments:

(Dollars in millions)	June 30, 2021	December 31, 2020
Nonperforming, past due, and restructured loans:
Nonaccrual loans	$79	$104
Loans past due 90 days or more still accruing interest	3	—
Total nonperforming loans	82	104
OREO and other foreclosed assets	1	1
Total nonperforming assets	$83	$105
Performing TDRs	$3	$5
Nonperforming loans as a percentage of total loans	0.16%	0.23%
Nonperforming assets as a percentage of total assets	0.05	0.09
ACL for loans	$396	$448
As a percentage of total loans	0.78%	0.99%
As a percentage of total nonperforming loans	482.93	429.54
ACL for nonaccrual loans	$38	$54
As a percentage of total loans	0.07%	0.12%
As a percentage of total nonperforming loans	46.34	51.83
ACL for total performing loans	$358	$394
As a percentage of total loans	0.71%	0.87%
As a percentage of total performing loans	0.71	0.87
Total loans	$50,754	$45,181
Total performing loans	50,672	45,077
ACL for unfunded credit commitments (1)	120	121
As a percentage of total unfunded credit commitments	0.33%	0.38%
Total unfunded credit commitments (2)	$36,385	$31,982

(1)The “ACL for unfunded credit commitments” is included as a component of other liabilities and any provision is included in the “provision for credit losses” in the statement of income. See “Provision for Credit Losses” for a discussion of the changes to the allowance.
(2)Includes unfunded loan commitments and letters of credit.

To determine the ACL for performing loans as of June 30, 2021 and December 31, 2020, we utilized three scenarios, on a weighted basis, from Moody's Analytics June 2021 and December 2020 forecasts, respectively, in our expected lifetime loss estimate. The baseline scenario, which carries the highest weighting of 40 percent in both periods, reflected an unemployment rate of 5.8 percent as of June 30, 2021, as a result of business re-openings and the effect of government aid programs during the first half of 2021, compared to 6.7 percent as of December 31, 2020. The baseline scenario also included a GDP growth rate of 10.9 percent and 4.0 percent as of June 30, 2021 and December 31, 2020, respectively, reflecting ongoing expected economic recovery as the impact of the COVID-19 pandemic generally appears to be subsiding. In addition to the baseline, we also utilized a more favorable (Moody's S1, Upside) and less favorable (Moody's S3, Downside) economic forecast scenario, each weighted at 30 percent at both June 30, 2021 and December 31, 2020. To the extent we identified credit risk considerations that were not captured by the Moody's Analytics scenarios, we addressed the risk through management's qualitative adjustments to our ACL for performing loans.
Our ACL for loans as a percentage of total loans decreased 21 basis points to 0.78 percent at June 30, 2021, compared to 0.99 percent at December 31, 2020. The 21 basis points decrease was due primarily to a 16 basis point decrease for our performing loans reserve as a percentage of total loans and a 5 basis point decrease for our nonaccrual individually assessed loans.

Our ACL for performing loans was $358 million at June 30, 2021, compared to $394 million at December 31, 2020. The $36 million decrease was driven primarily by the improved economic scenarios in our forecast models, reflective of the ongoing improvement of the economic outlooks as the impact of the COVID-19 pandemic generally appears to be subsiding.
The following table presents a summary of changes in nonaccrual loans for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Balance, beginning of period	$90	$51	$104	$103
Additions	9	66	14	102
Paydowns and other reductions	(9)	(18)	(18)	(81)
Charge-offs	(11)	(5)	(21)	(30)
Balance, end of period	$79	$94	$79	$94
Our nonaccrual loan balance decreased by $25 million to $79 million at June 30, 2021, compared to $104 million at December 31, 2020. The decrease was driven primarily by $18 million in repayments and $21 million in charge-offs, partially offset by new nonaccrual loans of $14 million. Repayments were driven primarily by clients in our Investor Dependent loan portfolio, as were new nonaccrual loans. As of June 30, 2021, we have specifically reserved $38 million for our nonaccrual loans.
Average nonaccrual loans for the three and six months ended June 30, 2021 were $84 million and $107 million, compared to $77 million and $70 million for the three and six months ended June 30, 2020. The $7 million increase in average nonaccrual loans for the three months ended June 30, 2021 compared to June 30, 2020 was driven primarily by fewer repayments in 2021 than in 2020. If the nonaccrual loans had not been nonperforming, less than $1 million in interest income would have been recorded for the three months ended June 30, 2021 and June 30, 2020, and $2 million in interest income would have been recorded for the six months ended June 30, 2021 and $1 million for the six months ended June 30, 2020.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at June 30, 2021 and December 31, 2020 is as follows:

(Dollars in millions)	June 30, 2021	December 31, 2020	% Change
Derivative assets (1)	$524	$488	7.4%
Foreign exchange spot contract assets, gross	1,324	2,108	(37.2)
Accrued interest receivable	342	245	39.6
FHLB and Federal Reserve Bank stock	83	61	36.1
Net deferred tax assets	2	1	100.0
Accounts receivable	29	37	(21.6)
Other assets	346	266	30.1
Total accrued interest receivable and other assets	$2,650	$3,206	(17.3)

(1)See "Derivatives" section below.

Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The decrease of $784 million was due primarily to trade enhancements made during the second quarter of 2021, which consisted of executing rollover trades for our clients using foreign exchange swap products versus our historical foreign exchange spot products.

Accrued Interest Receivable
The increase of $97 million in accrued interest receivable is primarily due to increases in the period-end balances of our HTM investment securities portfolio and loans at June 30, 2021 as compared to December 31, 2020.

Other Assets
Other assets includes various asset amounts for other operational transactions. The increase of $80 million was primarily due to a $40 million increase in current taxes receivable, due to higher estimated tax payments during the second quarter, a $19 million increase in capitalized cloud computing costs, reflective of investments in systems and technology to support our revenue growth and related initiatives, and an $8 million increase in prepaid expenses.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities at June 30, 2021 and December 31, 2020:

(Dollars in millions)	June 30, 2021	December 31, 2020	% Change
Assets:
Equity warrant assets	$266	$203	31.0%
Foreign exchange forward and option contracts	177	217	(18.4)
Client interest rate derivatives	65	68	(4.4)
Interest rate swaps	16	—	—
Total derivative assets	$524	$488	7.4
Liabilities:
Foreign exchange forward and option contracts	$157	$210	(25.2)
Client interest rate derivatives	59	27	118.5
Interest rate swaps	2	—	—
Total derivative liabilities	$218	$237	(8.0)
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At June 30, 2021, we held warrants in 2,718 companies, compared to 2,602 companies at December 31, 2020. Warrants in 53 companies each had fair values greater than $1 million and collectively represented $137 million, or 51.7 percent, of the fair value of the total warrant portfolio at June 30, 2021. The change in fair value of equity warrant assets is recorded in "Gains on equity warrant assets, net" in noninterest income, a component of consolidated net income.
The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Balance, beginning of period	$244	$153	$203	$165
New equity warrant assets	6	7	13	12
Non-cash changes in fair value, net	45	18	94	8
Exercised equity warrant assets	(28)	(7)	(43)	(13)
Terminated equity warrant assets	(1)	—	(1)	(1)
Balance, end of period	$266	$171	$266	$171
Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts, net of cash collateral, was $32 million at June 30, 2021 and $31 million at December 31, 2020. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 9 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts, net of cash collateral, was $24 million at June 30, 2021 and $67 million at December 31, 2020. For additional information on our client interest rate derivatives, see Note 9 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Interest Rate Swaps
To manage interest rate risk on our AFS securities portfolio, we enter into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of the securities resulting from changes in interest rates. We designate these interest rate swap contracts as fair value hedges that qualify for hedge accounting under ASC 815 and record them in other assets and other liabilities. Our net exposure for interest rate swaps was $14 million at June 30, 2021. Refer to Note 9 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional information.
Deposits
Deposits were $145.8 billion at June 30, 2021, an increase of $43.8 billion, or 43.0 percent, compared to $102.0 billion at December 31, 2020. The increase in deposits was driven by growth across all portfolios with the primary contributors coming from our Technology and Life Science/Healthcare portfolios driven by strong public and private fundraising, as well as from our Global Fund Banking portfolio.
At June 30, 2021, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $643 million, compared to $686 million at December 31, 2020. At June 30, 2021, $639 million of the time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. Approximately 13 percent and 12 percent of our total deposits at June 30, 2021 and December 31, 2020, respectively, were from our clients in Asia.
Long-Term Debt
Our long-term debt was $1.8 billion at June 30, 2021 and $844 million at December 31, 2020. The increase in our long-term debt was due to the issuance of 2.100% Senior Notes during the second quarter of 2021.
As of June 30, 2021, long-term debt included our 3.500% Senior Notes, 3.125% Senior Notes, 1.800% Senior Notes and 2.100% Senior Notes. For more information on our long-term debt, see Note 8 — “Short-Term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Other Liabilities
A summary of other liabilities at June 30, 2021 and December 31, 2020 is as follows:

(Dollars in millions)	June 30, 2021	December 31, 2020	% Change
Foreign exchange spot contract liabilities, gross	$1,626	$2,165	(24.9)%
Accrued compensation	408	545	(25.1)
Allowance for unfunded credit commitments	120	121	(0.8)
Derivative liabilities (1)	218	237	(8.0)
Net deferred tax liabilities	22	173	(87.3)
Other liabilities	1,055	731	44.3
Total other liabilities	$3,449	$3,972	(13.2)

(1)See “Derivatives” section above.

Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The decrease of $539 million was due primarily to operational improvements implemented during the second quarter of 2021 to execute rollover trades for our clients, using foreign exchange swap products versus our historical foreign exchange spot products.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP, SVB Leerink Incentive Compensation Plan, SVB Leerink Retention Award and other compensation arrangements. The decrease of $137 million was primarily result of the payout of our 2020 incentive compensation plans during the first quarter of 2021, partially offset by the accrual for the six months ending June 30, 2021.
Allowance for Unfunded Credit Commitments
Allowance for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit. The decrease of $1 million was due primarily to a reduction of our credit loss estimate for unfunded credit commitments driven primarily by improved economic scenarios in our forecast models.
Net Deferred Tax Liabilities
Net deferred tax liabilities decreased $151 million due primarily to a decrease in pre-tax unrealized gains recorded to other comprehensive income from the decrease in the fair value of our AFS securities portfolio and the recognition of tax gains on convertible debt, offset partially by timing differences related to fund investments.
Other Liabilities
Other liabilities includes various accrued liability amounts for other operational transactions. The increase of $324 million was driven primarily by $271 million of unsettled fixed income investment securities purchases and an $45 million increase in investments payable related to investments in qualified affordable housing projects.
Noncontrolling Interests
Noncontrolling interests totaled $300 million and $213 million at June 30, 2021 and December 31, 2020, respectively. The $87 million increase was due primarily to net income attributable to noncontrolling interests of $138 million, partially offset by $51 million in distributions for the six months ended June 30, 2021.
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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $11.7 billion at June 30, 2021, an increase of $3.4 billion, or 41.9 percent, compared to $8.2 billion at December 31, 2020. The increase was driven primarily by a $1.1 billion issuance of common stock, a $1.7 billion issuance of preferred stock and $1.1 billion of net income, partially offset by the decrease in AOCI of $481 million. The decrease in AOCI was driven primarily by a $554 million (or $400 million net of tax) decrease in the fair value of our AFS securities portfolio reflective of increases in market interest rates.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.

Common Stock
On March 22, 2021, to support the continued growth of our balance sheet, we issued and sold 2,000,000 shares of common stock at a price of $500.00 per share. We received net proceeds of $972 million after deducting underwriting discounts and commissions. On April 14, 2021, we issued and sold an additional 300,000 shares of common stock under the full exercise of the underwriter's over-allotment option resulting in additional net proceeds of approximately $146 million after deducting discounts and commissions.
Preferred Stock
On February 2, 2021, SVB Financial Group issued 750,000 depositary shares each representing a 1/100th ownership interest in a share of Series B Preferred Stock with a $0.001 par value and a liquidation preference of $100,000 per share, or $1,000 per depositary share. The Series B Preferred Stock is perpetual and has no stated maturity. Dividends are approved by the Board of Directors and, if declared, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.10 percent from the original issue date to, but excluding, February 15, 2031 and (ii) for the February 15, 2031 dividend date and during each subsequent ten year period, the ten-year treasury rate (calculated three business days prior to each reset date as the five day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for ten-year maturities) plus 3.064 percent. As of June 30, 2021, our Series B Preferred Stock had a carrying value of $739 million and a liquidation preference of $750 million.
On May 13, 2021, SVB Financial Group issued 1,000,000 depositary shares each representing a 1/100th ownership interest in a share of Series C Preferred Stock with a $0.001 par value and a liquidation preference of $100,000 per share, or $1,000 per depositary share. The Series C Preferred Stock is perpetual and has no stated maturity. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.000 percent from the original issue date to, but excluding, May 15, 2026, and (ii) for the May 15, 2026 dividend date and during each subsequent five years period, the five-year treasury rate (calculated three business days prior to each reset date as the five day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities) plus 3.202 percent. As of June 30, 2021, 1,000,000 depositary shares were issued and outstanding, had a carrying value of $985 million and a liquidation preference of $1.0 billion.
Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines under the Capital Rules as well as for a "well capitalized" bank holding company and insured depository institution, respectively, as of June 30, 2021 and December 31, 2020. Capital ratios for SVB Financial and the Bank, compared to the minimum capital ratios, are set forth below:

	June 30, 2021	December 31, 2020	Required Minimum (1)	Well Capitalized Minimum
SVB Financial:
CET 1 risk-based capital ratio (2)(3)	11.93%	11.04%	7.0%	N/A
Tier 1 risk-based capital ratio (3)	14.95	11.89	8.5	6.0
Total risk-based capital ratio (3)	15.53	12.64	10.5	10.0
Tier 1 leverage ratio (2)(3)	7.77	7.45	4.0	N/A
Tangible common equity to tangible assets ratio (4)(5)	5.76	6.66	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	12.02	11.87	N/A	N/A
Bank:
CET 1 risk-based capital ratio (3)	13.66%	10.70%	7.0%	6.5%
Tier 1 risk-based capital ratio (3)	13.66	10.70	8.5	8.0
Total risk-based capital ratio (3)	14.26	11.49	10.5	10.0
Tier 1 leverage ratio (3)	6.96	6.43	4.0	5.0
Tangible common equity to tangible assets ratio (4)(5)	6.47	6.24	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	13.76	11.58	N/A	N/A

(1)Percentages represent the minimum capital ratios plus, as applicable, the fully phased-in 2.5% CET1 capital conservation buffer under the Capital Rules.
(2)"Well Capitalized Minimum" CET 1 risk-based capital and Tier 1 leverage ratios are not formally defined under applicable banking regulations for bank holding companies.

(3)Capital ratios include regulatory capital phase-in of the ACL under the 2020 CECL Transition Rule.
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
Our risk-based capital ratios and leverage ratios increased for both SVB Financial and Silicon Valley Bank as of June 30, 2021, compared to December 31, 2020. The increase in capital ratios was driven primarily by increases in our capital, partially offset by increases in our risk-weighted and average assets. The increase in capital for SVB Financial was driven by the issuance of common and preferred stock and net income. The increase in capital for Silicon Valley Bank was driven by a $3.3 billion downstream capital infusion from our bank holding company during the six months ended June 30, 2021. The increase in average assets was driven by increases in our fixed income investments and loan portfolios. All of our reported capital ratios remain above the levels considered to be “well capitalized” under applicable banking regulations.
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
The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended June 30, 2021 and December 31, 2020:

	SVB Financial		Bank
(Dollars in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
GAAP SVBFG stockholders’ equity	$11,667	$8,220	$10,428	$7,069
Less: preferred stock	2,064	340	—	—
Less: intangible assets	200	204	—	—
Tangible common equity	$9,403	$7,676	$10,428	$7,069
GAAP total assets	$163,399	$115,511	$161,197	$113,303
Less: intangible assets	200	204	—	—
Tangible assets	$163,199	$115,307	$161,197	$113,303
Risk-weighted assets	$78,231	$64,681	$75,795	$61,023
Non-GAAP tangible common equity to tangible assets	5.76%	6.66%	6.47%	6.24%
Non-GAAP tangible common equity to risk-weighted assets	12.02	11.87	13.76	11.58
Off-Balance Sheet Arrangements
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to Note 13 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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
For further details on our commitments to invest in venture capital and private equity funds, refer to Note 13 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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
We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs and existing and planned business activities. Our ALCO, which is a management committee, provides oversight to the liquidity management process and recommends policy guidelines for the approval of the Finance Committee of our Board of Directors, and courses of action to address our actual and projected liquidity needs. Additionally, we routinely conduct liquidity stress testing as part of our liquidity management practices.
Historically, client deposits have been our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives for our off-balance sheet products which may impact deposit levels. At June 30, 2021, our period-end total deposit balances were $145.8 billion, compared to $102.0 billion at December 31, 2020.
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
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of June 30, 2021, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $7.1 billion, of which $5.9 billion was available to support additional borrowings. As of June 30, 2021, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $0.9 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $1.9 billion at June 30, 2021. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $4.0 billion at June 30, 2021.
In connection with our participation in the PPP under the CARES Act as discussed, we considered participating in the Federal Reserve’s PPPLF. The PPPLF was established to allow participating institutions to facilitate lending under the PPP and extends credit to eligible PPP loan originators on a non-recourse basis, taking PPP loans as collateral at face value. Ultimately, we were able to extend credit to PPP borrowers without relying on the PPPLF. Additionally, interim final capital rules issued by federal bank regulatory agencies have neutralized the regulatory capital effects of participating in the PPP, in that loans outstanding are assessed a zero percent risk weight for regulatory capital purposes.
As a banking organization, our liquidity is subject to supervision by our banking regulators. Because we are a Category IV firm with less than $50 billion in average weighted short-term wholesale funding, we currently are not subject to the Federal Reserve’s LCR or net stable funding ratio NSFR requirements, either on a full or reduced basis. It is possible that we may become subject to LCR and NSFR requirements or other heightened liquidity requirements in the future as a result of further growth, which would require us to maintain high-quality liquid assets in accordance with specific quantitative requirements and increase the use of long-term debt as a funding source.
On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2020 Form 10-K.

Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2021 and 2020. For further details, see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Six months ended June 30,
(Dollars in millions)	2021	2020
Average cash and cash equivalents	$21,458	$10,460
Percentage of total average assets	15.6%	13.9%
Net cash provided by operating activities	$695	$745
Net cash used for investing activities	(42,041)	(6,533)
Net cash provided by financing activities	47,630	13,208
Net increase in cash and cash equivalents	$6,284	$7,420
Average cash and cash equivalents increased by $11.0 billion, or 105.1 percent, to $21.5 billion for the six months ended June 30, 2021, compared to $10.5 billion for the comparable 2020 period.
Cash provided by operating activities was $695 million for the six months ended June 30, 2021, reflective primarily of net income before noncontrolling interests and dividends of $1.2 billion, partially offset by changes in other assets and liabilities of $318 million and $177 million from adjustments to reconcile net income to net cash.
Cash used for investing activities of $42.0 billion for the six months ended June 30, 2021 was driven by $45.0 billion in purchases of fixed income investment securities and a $5.6 billion increase in loan balances, partially offset by $8.1 billion in proceeds from maturities and principal pay downs from our fixed income investment securities portfolio and $568 million in proceeds from sales and distributions of capital from our nonmarketable and other equity securities.
Cash provided by financing activities was $47.6 billion for the six months ended June 30, 2021, reflective primarily of a $43.9 billion increase in deposits, $2.8 billion in capital raised by our preferred and common stock issuances, and $990 million increase from the issuance of long-term debt.
Cash and cash equivalents were $24.0 billion and $14.2 billion, respectively, at June 30, 2021 and 2020.
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
Model Simulation and Sensitivity Analysis
A specific application of our simulation model involves measurement of the impact of changes in market interest rates on the EVE. EVE is defined as the market value of assets, less the market value of liabilities. Another application of the simulation model measures the impact of changes in market interest rates on NII assuming a static balance sheet, in both size and composition, as of the period-end reporting date. In the NII simulation, the level of market interest rates and the size and composition of the balance sheet are held constant over the simulation horizon. Simulated cash flows during the scenario horizon are assumed to be replaced as they occur, which maintains the balance sheet at its current size and composition. Yield and spread assumptions on cash and investment balances reflect current market rates and the shape of the yield curve. Yield and spread assumptions on loans reflect recent market impacts on product pricing. Similarly, we make certain deposit balance decay rate assumptions on demand deposits and interest-bearing deposits, which are replenished to hold the level and mix of funding liabilities constant. Changes in market interest rates that affect net interest income are principally short-term interest rates and include the following benchmark indexes: (i) the National Prime Rate, (ii) 1-month and 3-month LIBOR and (iii) the Federal Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans and balances held as cash and cash equivalents. Additionally, simulated changes in deposit pricing relative to changes in market rates, commonly referred to as deposit beta, generally follow overall changes in short-term interest rates, although actual changes may lag in terms of timing and magnitude.
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

The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 bps at June 30, 2021 and December 31, 2020.

(Dollars in millions)	Estimated	Estimated Increase/(Decrease) in EVE		Estimated	Estimated Increase/(Decrease) in NII
	EVE	Amount	Percent	NII	Amount	Percent
June 30, 2021:
+200	$11,920	$(3,521)	(22.8)%	$4,153	$1,046	33.7%
+100	13,754	(1,687)	(10.9)	3,612	505	16.3
—	15,441	—	—	3,107	—	—
-100	16,300	859	5.6	2,997	(110)	(3.5)
-200	16,207	766	5.0	2,979	(128)	(4.1)

December 31, 2020:
+200	$9,500	$(1,724)	(15.4)%	$3,063	$691	29.1%
+100	10,558	(666)	(5.9)	2,729	357	15.1
—	11,224	—	—	2,372	—	—
-100	11,582	358	3.2	2,310	(62)	(2.6)
-200	11,534	310	2.8	2,306	(66)	(2.8)
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
Our base EVE as of June 30, 2021 increased $4.2 billion from December 31, 2020, driven by overall balance sheet growth as well as a steepening of the yield curve during the first half of 2021. For the period ended June 30, 2021, compared to December 31, 2020, cash balances increased by $6.3 billion, fixed income investments in our AFS portfolio decreased by $7.0 billion and increased by $43.4 billion in our HTM portfolio while loan balances increased by $5.6 billion. Funding for these assets came primarily from growth of $43.9 billion in total deposits, which consisted of a $34.8 billion and $9.1 billion increase in noninterest-bearing and interest-bearing accounts, respectively. The mix of noninterest-bearing and interest-bearing deposits to total deposits increased slightly by 4 bps at June 30, 2021, compared to December 31, 2020.
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
In March 2021 we purchased interest rate swaps to offset some of the additional EVE sensitivity that has resulted from rapid balance sheet growth. As of June 30, 2021, the estimated change in EVE in an up 100 bps rate shock would be -13.7 percent without any hedging applied. The addition of pay fixed swaps reduces this exposure to -10.9 percent in the same scenario. The EVE exposures shown in the table above include the impact of our hedging activity.
Due to low rates at the short end of the yield curve, EVE sensitivity measures in the -100 and -200 bps rate shock scenarios do not represent the full magnitude of rate shocks at certain points on the curve because we assume that U.S. rates are floored at zero. As a result, the June 30, 2021 EVE sensitivity of the -100 and -200 bps rate shock scenarios are similar.

Ongoing balance sheet growth and a steepening yield curve were the primary contributing factors to the overall change in EVE sensitivity.
12-Month Net Interest Income Simulation
NII sensitivity is measured as the percentage change in projected 12-month net interest income earned in +/-100 and +/-200 basis point interest rate shock scenarios compared to a base scenario where balances and interest rates are held constant over the forecast horizon. At June 30, 2021, NII sensitivity was 16.3 percent in the +100 bps interest rate scenario, compared to 15.1 percent at December 31, 2020. Our NII sensitivity in the +200 bps interest rate shock scenario was 33.7 percent compared to 29.1 percent at December 31, 2020. NII sensitivity in the -100 bps scenario of negative 3.5 percent was higher at June 30, 2021, compared to a negative 2.6 percent at December 31, 2020. The -200 bps scenario currently indicates a higher percentage change in NII of negative 4.1 percent at June 30, 2021, compared to negative 2.8 percent at December 31, 2020. However, as noted above, the -100 and -200 bps scenarios are not complete rate shocks in this rate environment, since rates are assumed to be floored at zero. The June 30, 2021 NII sensitivity percentages are inclusive of the realized income or expense associated with interest rate swaps that were unwound reflective of the macro hedging process initiated in 2019 to reduce the impact of decreasing rates on NII as well as unrealized income associated with more recent hedging activity that has been undertaken to reduce EVE exposure. The changes in NII sensitivity are primarily the result of the changes in balance sheet composition described previously, combined with the impact of hedges in the respective parallel rate shock scenarios.
Our base case static 12-month NII forecast at June 30, 2021 increased compared to December 31, 2020 by $735 million, driven primarily by the growth in the balance sheet that has taken place year-to-date. Specifically, a large portion of asset growth has been deployed in the fixed income investment securities portfolio as noted above. As of June 30, 2021, we also held a relatively high cash position which we expect to be invested in the near future.
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

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 16 — “Legal Matters” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors set forth in our 2020 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Certificate of Designations of the Registrant with respect to the Series C Preferred Stock, dated May 12, 2021, filed with the Secretary of State of Delaware and effective May 12, 2021	8-K	001-39154	3.1	May 13, 2021
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

SVB Financial Group

Date: August 6, 2021	/s/ DANIEL BECK
Daniel Beck
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: August 6, 2021	/s/ KAREN HON
Karen Hon
Chief Accounting Officer
(Principal Accounting Officer)