Form 10-Q
period 2021-09-30
SVB FINANCIAL GROUP
filed 2021-11-08
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	SIVB	The Nasdaq Stock Market LLC
Depositary shares, each representing a 1/40th ownership interest in a share of 5.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A	SIVBP	The Nasdaq Stock Market LLC
At October 31, 2021, 58,687,392 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Glossary of acronyms and abbreviations that may be used in this Report

ACL — Allowance for Credit Losses	GCB — Global Commercial Bank
AFS — Available-for-Sale	HTM — Held-to-Maturity
AIR — Accrued Interest Receivable	IASB — International Accounting Standards Board
ALCO — Asset Liability Management Committee	IOSCO — International Organization of Securities Commissions
AOCI — Accumulated Other Comprehensive Income	IPO — Initial Public Offering
ARRC — Alternative Reference Rates Committee	IRS — Internal Revenue Service
ASC — Accounting Standards Codification	ISDA — International Swaps and Derivatives Association, Inc.
ASU — Accounting Standards Update	IT — Information Technology
AUM — Private Bank Assets Under Management	LCR — Liquidity Coverage Ratio
Boston Private — Boston Private Financial Holdings, Inc.	LIBOR — London Interbank Offered Rate
BPS — Basis Points	M&A — Merger and Acquisition
C&I — Commercial and Industrial	MBS — Mortgage-Backed Securities
CECL — Current Expected Credit Losses	NFSR — Net Stable Funding Ratio
CET — Common Equity Tier	NII — Net Interest Income
CMBS — Commercial Mortgage-Backed Securities	NM — Not meaningful
CMO — Collateralized Mortgage Obligations	OREO — Other Real Estate Owned
CRA — Community Reinvestment Act	PCD — Purchased Credit-Deteriorated
CRE — Commercial Real Estate	PPP — Paycheck Protection Program
EHOP — Employee Home Ownership Program of the Company	PPPLF — Paycheck Protection Program Lending Facility
EPS — Earnings Per Share	SBA — U.S. Small Business Association
ERI — Energy and Resource Innovation	SEC — Securities and Exchange Commission
ESOP — Employee Stock Ownership Plan of the Company	SLBO — Sponsor-Led Buy-Out
ESPP — 1999 Employee Stock Purchase Plan of the Company	SOFR — Secured Overnight Financing Rate
EVE — Economic Value of Equity	SPAC — Special Purpose Acquisition Company
FASB — Financial Accounting Standards Board	SPD-SVB — SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture
FDIC — Federal Deposit Insurance Corporation	bank in China)
FHLB — Federal Home Loan Bank	SVB Leerink — SVB Leerink Holdings LLC
FRB — Federal Reserve Bank	TDR — Troubled Debt Restructuring
FTE — Full-Time Employee	U.K. — United Kingdom
FTP — Funds Transfer Pricing	VIE — Variable Interest Entity
GAAP — Accounting principles generally accepted in the United
States of America

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except par value and share data)	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$18,940	$17,675
Available-for-sale securities, at fair value (cost of $22,919 and $30,245, respectively)	22,984	30,913
Held-to-maturity securities, at amortized cost and net of allowance for credit losses of $6 and $0 (fair value of $81,995 and $17,217, respectively)	82,365	16,592
Non-marketable and other equity securities	2,485	1,802
Total investment securities	107,834	49,307
Loans, amortized cost	61,487	45,181
Allowance for credit losses: loans	(398)	(448)
Net loans	61,089	44,733
Premises and equipment, net of accumulated depreciation and amortization	247	176
Goodwill	344	143
Other intangible assets, net	156	61
Lease right-of-use assets	312	210
Accrued interest receivable and other assets	2,074	3,206
Total assets	$190,996	$115,511
Liabilities and total equity:
Liabilities:
Noninterest-bearing demand deposits	$115,388	$66,519
Interest-bearing deposits	55,794	35,463
Total deposits	171,182	101,982
Short-term borrowings	97	21
Lease liabilities	390	259
Other liabilities	2,733	3,972
Long-term debt	1,925	844
Total liabilities	176,327	107,078
Commitments and contingencies (Note 12 and Note 15)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 367,500 and 350,000 shares issued and outstanding, respectively	2,064	340
Common stock, $0.001 par value, 150,000,000 shares authorized; 58,677,483 shares and 51,888,463 shares issued and outstanding, respectively	—	—
Additional paid-in capital	5,100	1,585
Retained earnings	7,071	5,672
Accumulated other comprehensive income	65	623
Total SVBFG stockholders’ equity	14,300	8,220
Noncontrolling interests	369	213
Total equity	14,669	8,433
Total liabilities and total equity	$190,996	$115,511
See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Interest income:
Loans	$519	$369	$1,422	$1,117
Investment securities:
Taxable	332	156	807	452
Non-taxable	28	15	73	42
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	5	3	12	23
Total interest income	884	543	2,314	1,634
Interest expense:
Deposits	19	8	41	51
Borrowings	13	7	33	18
Total interest expense	32	15	74	69
Net interest income	852	528	2,240	1,565
Provision (reduction) for credit losses	21	(52)	75	258
Net interest income after provision for credit losses	831	580	2,165	1,307
Noninterest income:
Gains on investment securities, net	189	190	661	271
Gains on equity warrant assets, net	147	54	491	94
Client investment fees	20	32	55	107
Wealth management and trust fees	22	—	22	—
Foreign exchange fees	65	44	189	128
Credit card fees	34	23	93	72
Deposit service charges	29	22	82	67
Lending related fees	21	13	55	38
Letters of credit and standby letters of credit fees	13	12	39	35
Investment banking revenue	90	92	335	281
Commissions	17	16	58	49
Other	25	49	97	76
Total noninterest income	672	547	2,177	1,218
Noninterest expense:
Compensation and benefits	548	327	1,418	903
Professional services	104	67	282	170
Premises and equipment	54	31	124	85
Net occupancy	25	19	60	56
Business development and travel	6	2	13	19
FDIC and state assessments	13	7	33	19
Merger-related charges	83	—	102	—
Other	46	38	136	118
Total noninterest expense	879	491	2,168	1,370
Income before income tax expense	624	636	2,174	1,155
Income tax expense	149	162	509	300
Net income before noncontrolling interests	475	474	1,665	855
Net income attributable to noncontrolling interests	(88)	(28)	(226)	(40)
Preferred stock dividends	(22)	(4)	(40)	(12)
Net income available to common stockholders	$365	$442	$1,399	$803
Earnings per common share—basic	$6.33	$8.53	$25.54	$15.55
Earnings per common share—diluted	6.24	8.47	25.16	15.46

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Net income before noncontrolling interests	$475	$474	$1,665	$855
Other comprehensive income, net of tax:
Change in foreign currency cumulative translation gains and losses:
Foreign currency translation (losses) gains	(6)	10	(4)	1
Related tax benefit (expense)	2	(3)	1	—
Change in unrealized gains and losses on AFS securities:
Unrealized holding (losses) gains	(30)	14	(584)	605
Related tax benefit (expense)	8	(4)	163	(168)
Reclassification adjustment for gains included in net income	—	—	—	(61)
Related tax expense	—	—	—	17
Cumulative-effect adjustment for unrealized losses on securities transferred from AFS to HTM	(54)	—	(132)	—
Related tax benefit	15	—	36	—
Amortization of unrealized holding net gains on securities transferred from AFS to HTM	—	—	(5)	(1)
Related tax expense	—	—	1	—
Change in unrealized gains and losses on cash flow hedges:
Unrealized gains	—	—	—	232
Related tax expense	—	—	—	(64)
Reclassification adjustment for gains included in net income	(16)	(16)	(47)	(34)
Related tax expense	4	5	13	9
Other comprehensive (loss) income, net of tax	(77)	6	(558)	536
Comprehensive income	398	480	1,107	1,391
Comprehensive income attributable to noncontrolling interests	(88)	(28)	(226)	(40)
Comprehensive income attributable to SVBFG	$310	$452	$881	$1,351

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in millions, except share data)		Shares	Amount
Balance at December 31, 2019	$340	51,655,607	$—	$1,470	$4,576	$84	$6,470	$151	$6,621
Cumulative adjustment for the day one adoption of ASC 326, net of tax	—	—	—	—	(35)	—	(35)	—	(35)
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	376,588	—	18	—	—	18	—	18
Net income	—	—	—	—	815	—	815	40	855
Capital calls and distributions, net	—	—	—	—	—	—	—	(17)	(17)
Other comprehensive income, net of tax	—	—	—	—	—	536	536	—	536
Share-based compensation, net	—	—	—	61	—	—	61	—	61
Common stock repurchases	—	(244,223)	—	—	(60)	—	(60)	—	(60)
Dividends on preferred stock	—	—	—	—	(12)	—	(12)	—	(12)
Balance at September 30, 2020	$340	51,787,972	$—	$1,549	$5,284	$620	$7,793	$174	$7,967
Balance at December 31, 2020	$340	51,888,463	$—	$1,585	$5,672	$623	$8,220	$213	$8,433
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	374,039	—	(1)	—	—	(1)	—	(1)
Issuance of Common Stock	—	4,527,000	—	2,363	—	—	2,363	—	2,363
Issuance of common stock for the acquisition of Boston Private	—	1,887,981	—	1,060	—	—	1,060	—	1,060
Issuance of Preferred Stock	1,724	—	—	—	—	—	1,724	—	1,724
Net income	—	—	—	—	1,439	—	1,439	226	1,665
Capital calls and distributions, net	—	—	—	—	—	—	—	(70)	(70)
Other comprehensive income, net of tax	—	—	—	—	—	(558)	(558)	—	(558)
Share-based compensation, net	—	—	—	93	—	—	93	—	93
Dividends on preferred stock	—	—	—	—	(40)	—	(40)	—	(40)
Balance at September 30, 2021	$2,064	58,677,483	$—	$5,100	$7,071	$65	$14,300	$369	$14,669
  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(Dollars in millions)	2021	2020
Cash flows from operating activities:
Net income before noncontrolling interests	$1,665	$855
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	75	258
Changes in fair values of equity warrant assets, net of proceeds from exercises	(36)	(4)
Changes in fair values of derivatives, net	5	(88)
Gains on investment securities, net	(661)	(271)
Distributions of earnings from non-marketable and other equity securities	166	65
Depreciation and amortization	106	74
Amortization of premiums and discounts on investment securities, net	294	55
Amortization of share-based compensation	93	61
Amortization of deferred loan fees	(193)	(123)
Deferred income tax expense (benefit)	73	(4)
Excess tax benefit from exercise of stock options and vesting of restricted shares	(34)	(3)
Losses from the write-off of premises and equipment and right-of-use assets	38	—
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(117)	15
Accounts receivable and payable, net	5	18
Income tax receivable and payable, net	(141)	(16)
Accrued compensation	89	(2)
Foreign exchange spot contracts, net	144	147
Proceeds from termination of interest rate swaps	—	228
Other, net	(442)	(212)
Net cash provided by operating activities	1,129	1,053
Cash flows from investing activities:
Purchases of AFS securities	(5,395)	(16,615)
Proceeds from sales of AFS securities	168	2,654
Proceeds from maturities and paydowns of AFS securities	3,892	2,634
Purchases of HTM securities	(65,048)	(1,757)
Proceeds from maturities and paydowns of HTM securities	8,993	2,833
Purchases of non-marketable and other equity securities	(310)	(164)
Proceeds from sales and distributions of capital of non-marketable and other equity securities	587	85
Net increase in loans	(9,006)	(5,193)
Purchases of premises and equipment	(77)	(65)
Business acquisitions	1,116	—
Net cash used for investing activities	(65,080)	(15,588)
Cash flows from financing activities:
Net increase in deposits	60,216	23,015
Net increase in short-term borrowings	34	1
Proceeds from issuance of long-term debt	990	495
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(70)	(16)
Net proceeds from the issuance of preferred stock	1,724	—
Payment of preferred stock dividend	(40)	(12)
Common stock repurchases	—	(60)
Proceeds from issuance of common stock, ESPP and ESOP, net of restricted stock awards	2,362	18
Net cash provided by financing activities	65,216	23,441
Net increase in cash and cash equivalents	1,265	8,906
Cash and cash equivalents at beginning of period	17,675	6,782
Cash and cash equivalents at end of period	$18,940	$15,688
Supplemental disclosures:
Cash paid during the period for:
Interest	$57	$67
Income taxes	547	287
Noncash items during the period:
Changes in unrealized gains and losses on AFS securities, net of tax	$(421)	$393
Distributions of stock from investments	62	12
Transfers from AFS securities to HTM	8,953	—
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).
Use of Estimates and Assumptions
The preparation of unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Among the more significant estimates are those that relate to: 1) ACL for loans and for unfunded credit commitments, 2) valuation of non-marketable and other equity securities, 3) valuation of equity warrant assets, 4) goodwill, intangible assets and other purchase accounting related adjustments, and 5) income taxes.
Principles of Consolidation and Presentation
Our unaudited interim consolidated financial statements include the accounts of SVB Financial Group and consolidated entities. All significant intercompany accounts and transactions with consolidated entities have been eliminated. For a further description of our accounting policies regarding consolidation refer to Consolidated Financial Statements and Supplementary Data — Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 of our 2020 Form 10-K.

Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. Changes include the presentation of our loan disclosures as a result of the acquisition of Boston Private as mentioned below, our table summarizing the activity relating to our ACL for loans and the consolidation of certain line items in our Consolidated Statement of Stockholders' Equity (unaudited).
Summary of Significant Accounting Policies
With the exception of the updated accounting policy listed below, the accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data — Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 of our 2020 Form 10-K.
Allowance for Credit Losses: Loan Portfolio Segments and Classes of Financing Receivables
Upon completing the acquisition of Boston Private, we evaluated the impact of the acquired loan portfolio on our existing portfolio segments and classes of financing receivables, which we historically have called "risk-based segments." We have modified both levels of disaggregation to accommodate Boston Private loans. The following provides additional information regarding our revised eight portfolio segments and the additional disaggregation of our eleven classes of financing receivables:

•Global Fund Banking (segment and class) – The vast majority of our Global Fund Banking ("GFB") portfolio segment consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in funds managed by certain private equity and venture capital firms.
•Investor Dependent (segment) – Our Investor Dependent loans are made primarily to technology and life science/healthcare companies. These borrowers typically have modest or negative cash flows and rarely have an established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third party or an IPO. This portfolio segment is further disaggregated into two classes of financing receivables:
◦Early-Stage (class) – Our Early-Stage class of financing receivable consists of pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million.
◦Growth Stage (class) – Our Growth Stage (Mid/Later Stages) class of financing receivable consists of growth-stage enterprises. We consider companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, to be Mid-Stage, and companies with revenues in excess of $15 million to be Later Stage.
•Cash Flow Dependent and Innovation Commercial and Industrial ("C&I") (segment) – These loans are made primarily to technology and life science/healthcare companies that are not Investor Dependent, i.e. repayment is not dependent on additional equity financing, a successful sale or an IPO. This portfolio segment consists of two classes of financing receivables:
◦Cash Flow Dependent – Sponsor-Led Buyout ("SLBO") (class) – Sponsor-Led Buyout loans are typically used to assist a select group of private equity sponsors with the acquisition of businesses, are larger in size, and repayment is generally dependent upon the cash flows of the combined entities. Acquired companies are typically established, later-stage businesses of scale and characterized by reasonable levels of leverage with loan structures that include meaningful financial covenants. The sponsor’s equity contribution is often 50 percent or more of the acquisition price.
◦Innovation C&I (class) – This class of financing receivable contains other commercial and industrial loans in innovation sectors (i.e. the technology and life science/healthcare industries). These loans are dependent on either the borrower’s cash flows or balance sheet for repayment. Cash flow dependent loans require the borrower to maintain cash flow from operations that is sufficient to service all debt. Borrowers must demonstrate normalized cash flow in excess of all fixed charges associated with operating the business. Balance sheet dependent loans include asset-based loans and are structured to require constant current asset coverage (i.e. cash, cash equivalents, accounts receivable, and, to a much lesser extent, inventory) in an amount that exceeds the outstanding debt. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
•Private Bank (segment and class) – Our Private Bank clients are primarily private equity/venture capital professionals and executives in the innovation companies they support as well as high net worth clients acquired from Boston Private. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted and private stock loans, personal capital call lines of credit, lines of credit against liquid assets and other secured and unsecured lending products. In addition, we provide owner occupied commercial mortgages to Private Bank clients and real estate secured loans to eligible employees through our Employee Home Ownership Program.
•Commercial Real Estate (CRE) (segment and class) – Commercial real estate loans are generally acquisition financing for commercial properties such as office buildings, retail properties, apartment buildings, and industrial/warehouse space.
•Other C&I (segment and class) – These are commercial and industrial loans, including working capital and revolving lines of credit, as well as term loans for equipment and fixed assets. These loans are primarily to clients that are not in the technology and life sciences/healthcare industries. Additionally, this portfolio segment contains commercial tax-exempt loans to not-for-profit private schools, colleges, public charter schools and other not-for-profit organizations.
•Premium Wine and Other (segment) – This portfolio segment consists of two classes of financing receivables:
◦Premium Wine (class) – Our Premium Wine clients primarily consist of wine producers, vineyards and wine industry or hospitality businesses across the Western United States. A large portion of these loans are secured by real estate collateral such as vineyards and wineries.

◦Other (class) – Our Other class of financing receivable primarily consists of construction and land loans for financing new developments as well as financing for improvements to existing buildings. These also include our community development loans made as part of our responsibilities under the Community Reinvestment Act.
•Paycheck Protection Program ("PPP") (segment and class) – These are the combined loans issued through the PPP by SVB and Boston Private. These loans represent clients across all portfolio segments and are guaranteed by the U.S Small Business Administration.
Refer to Note 2 — “Business Combination” for additional information regarding the Boston Private acquisition.
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
2.    Business Combination
On July 1, 2021, we acquired 100 percent of the voting equity interests of Boston Private Financial Holdings, Inc., the parent company of Boston Private Bank & Trust Company. The acquisition of Boston Private accelerates SVB’s private bank and wealth management offering, strengthening SVB’s overall platform and ability to fully meet the financial needs of its clients. The acquisition was accounted for as a business combination and accordingly, the results of Boston Private's operations have been included in the Company's consolidated financial statements for the three and nine months ended September 30, 2021 from the date of acquisition.
We acquired Boston Private for $1.2 billion comprised of $2.10 in cash and 0.0228 shares of SVB common stock for each Boston Private share. For the transaction, we issued approximately 1.9 million shares of SVB common stock and registered an additional 99,000 shares of SVB common stock issuable upon the exercise, vesting or settlement of converted legacy Boston Private equity awards.
The following table summarizes the allocation of the purchase price to the net assets of Boston Private as of July 1, 2021:

(Dollars in millions)	July 1, 2021
Cash paid	$174
Share-based consideration	1,050
Replacement equity awards	10
Total purchase consideration	$1,234
Fair value of net assets acquired	1,033
Goodwill	$201

The following table summarizes the estimated fair value of assets acquired and liabilities assumed upon the finalization of the purchase:

(Dollars in millions)	July 1, 2021
Assets acquired:
Cash and cash equivalents	$1,290
Investment securities	1,429
Net loans	7,217
Premises and equipment	39
Intangible assets	104
Right-of-use assets	107
Other assets	284
Total assets acquired	$10,470
Liabilities assumed:
Deposits	$8,983
Borrowings	132
Lease liabilities	103
Other liabilities	219
Total liabilities assumed	$9,437
Fair value of net assets acquired	$1,033
The Company recognized identifiable intangible assets of $104 million and goodwill of $201 million as a result of the acquisition. Intangible assets of $104 million are subject to amortization over their estimated useful lives. The goodwill recorded includes expected revenue-generating synergies driven by the broadening of our product suite and strength of the combined platform, providing our teams with expanded capabilities, technology and scalability to meet the increasing needs of our Private Bank clients. Goodwill amounts have been allocated to the SVB Private Bank reporting segment and will not be deductible for tax purposes.
The following table summarizes the fair value and estimated useful lives of the other intangible assets at the date of acquisition:

(Dollars in millions)	Estimated Fair Value	Weighted Average Estimated Useful Life - in Years
Other intangible assets:
Customer relationships	$85	20
Other	19	6
Total other intangible assets	$104
Of the $7.2 billion net loans acquired, $1.4 billion exhibited credit deterioration on the date of purchase. The following table provides a summary of these PCD loans at acquisition:

(Dollars in millions)	July 1, 2021
Par value of PCD loans	$1,368
PCD ACL at acquisition	(22)
Non-credit premium on PCD loans	43
Purchase price of PCD loans	$1,389
Due to the various conversions of Boston Private systems during the third quarter of 2021, as well as other streamlining and continuing integration of Boston Private's operating activities into those of the Company, reporting for revenue and net income of the former Boston Private operations for the period subsequent to the acquisition is impracticable.
Supplementary pro forma financial information related to the acquisition is not included because the impact to the Company's consolidated statements of income is not material.

Acquisition-related expenses
Direct expenses related to the acquisition of Boston Private were expensed as incurred and were $9 million and $22 million for three and nine months ended September 30, 2021. All expenses were included in merger-related charges, a component of noninterest expense, with the exception of $6 million attributable to the three months ended March 31, 2021, which were recorded in professional services.
3.    Stockholders' Equity and EPS
AOCI
The following table summarizes the items reclassified out of AOCI into the Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2021 and 2020:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	Income Statement Location	2021	2020	2021	2020
Reclassification adjustment for gains on AFS securities included in net income	Gains on investment securities, net	$—	$—	$—	$(61)
Related tax expense	Income tax expense	—	—	—	17
Reclassification adjustment for gains on cash flow hedges included in net income	Net interest income	(16)	(16)	(47)	(34)
Related tax expense	Income tax expense	4	5	13	9
Total reclassification adjustment for gains included in net income, net of tax		$(12)	$(11)	$(34)	$(69)
The table below summarizes the activity relating to net gains and losses on our cash flow hedges included in AOCI for the three and nine months ended September 30, 2021 and 2020. Refer to Note 9 — “Derivative Financial Instruments” for additional information regarding the termination of our cash flow hedges during the quarter ended March 31, 2020. Over the next 12 months, we expect that approximately $59 million in AOCI at September 30, 2021, related to unrealized gains will be reclassified out of AOCI and recognized in net income.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Balance, beginning of period, net of tax	$107	$153	$129	$(2)
Net increase in fair value, net of tax	—	—	—	168
Net realized gain reclassified to net income, net of tax	(12)	(12)	(34)	(25)
Balance, end of period, net of tax	$95	$141	$95	$141

EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable for stock options and restricted stock unit awards outstanding under our 2006 Equity Incentive Plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions except per share amounts, shares in thousands)	2021	2020	2021	2020
Numerator:
Net income available to common stockholders	$365	$442	$1,399	$803
Denominator:
Weighted average common shares outstanding—basic	57,723	51,773	54,772	51,640
Weighted average effect of dilutive securities:
Stock options and ESPP	268	141	278	147
Restricted stock units and awards	530	232	567	163
Weighted average common shares outstanding—diluted	58,521	52,146	55,617	51,950
Earnings per common share:
Basic	$6.33	$8.53	$25.54	$15.55
Diluted	6.24	8.47	25.16	15.46

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation due to the antidilutive effect for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(Shares in thousands)	2021	2020	2021	2020
Stock options	56	319	31	269
Restricted stock units	—	55	—	83
Total	56	374	31	352
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
On July 1, 2021, the Company issued 1,887,981 shares of common stock for the acquisition of Boston Private at an exchange ratio of 0.0228 SIVB shares per Boston Private share.
On August 12, 2021, the Company issued and sold 2,227,000 shares of common stock at a price of $564.00 per share. We received net proceeds of $1.2 billion after deducting underwriting discounts and commissions.
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

On February 2, 2021, the Company issued 4.10% Non-Cumulative Perpetual Series B Preferred Stock (''Series B Preferred Stock''). The public offering consists of 750,000 depositary shares, each representing a 1/100th ownership interest in shares of Series B Preferred Stock with $0.001 par value and liquidation preferences of $100,000 per share, or $1,000 per depositary share. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.10 percent from the original issue date to, but excluding, February 15, 2031 and (ii) for the February 15, 2031 dividend date and during each subsequent ten-year period, the ten-year treasury rate (calculated three business days prior to each reset date as the five-day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for ten-year maturities) plus 3.064 percent.
On May 13, 2021, the Company issued 4.00% Non-Cumulative Perpetual Series C Preferred Stock (''Series C Preferred Stock''). The public offering consists of 1,000,000 depositary shares, each representing a 1/100th ownership interest in shares of Series C Preferred Stock with $0.001 par value and liquidation preferences of $100,000 per share, or $1,000 per depositary share. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.000 percent from the original issue date to, but excluding, May 15, 2026, and (ii) for the May 15, 2026 dividend date and during each subsequent five-year period, the five-year treasury rate (calculated three business days prior to each reset date as the five-day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities) plus 3.202 percent.
The following table summarizes our preferred stock at September 30, 2021:

Series	Description	Amount outstanding (in millions)	Carrying value (in millions)	Shares issued and outstanding	Par Value	Ownership interest per depositary share	Liquidation preference per depositary share	2021 dividends paid per depositary share
Series A	5.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	$350	$340	350,000	$0.001	1/40th	$25	$0.98
Series B	4.100% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	750	739	7,500	0.001	1/100th	1,000	21.98
Series C	4.000% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	1,000	985	10,000	0.001	1/100th	1,000	10.22

Consolidated Statement of Changes in Equity
The following table summarizes the changes in our consolidated equity for the three months ended September 30, 2021 and 2020:

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in millions, except share data)		Shares	Amount
Balance at June 30, 2020	$340	51,740,714	$—	$1,523	$4,842	$614	$7,319	$149	$7,468
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	47,258	—	4	—	—	4	—	4
Net income	—	—	—	—	446	—	446	28	474
Capital calls and distributions, net	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income, net of tax	—	—	—	—	—	6	6	—	6
Share-based compensation, net	—	—	—	22	—	—	22	—	22
Dividends on preferred stock	—	—	—	—	(4)	—	(4)	—	(4)
Balance at September 30, 2020	$340	51,787,972	$—	$1,549	$5,284	$620	$7,793	$174	$7,967
Balance at June 30, 2021	$2,064	54,530,307	$—	$2,755	$6,706	$142	$11,667	$300	$11,967
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	32,195	—	2	—	—	2	—	2
Issuance of Common Stock	—	2,227,000	—	1,245	—	—	1,245	—	1,245
Issuance of common stock for the acquisition of Boston Private	—	1,887,981	—	1,060	—	—	1,060	—	1,060
Net income	—	—	—	—	387	—	387	88	475
Capital calls and distributions, net	—	—	—	—	—	—	—	(19)	(19)
Other comprehensive income, net of tax	—	—	—	—	—	(77)	(77)	—	(77)
Share-based compensation, net	—	—	—	38	—	—	38	—	38
Dividends on preferred stock	—	—	—	—	(22)	—	(22)	—	(22)
Balance at September 30, 2021	$2,064	58,677,483	$—	$5,100	$7,071	$65	$14,300	$369	$14,669
4.    Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies, qualified affordable housing projects, and subordinated debt instruments.
The following table presents the carrying amounts and classification of variable interests in consolidated and unconsolidated VIEs as of September 30, 2021 and December 31, 2020:

(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
September 30, 2021:
Assets:
Cash and cash equivalents	$8	$—	$—
Non-marketable and other equity securities (1)	762	1,216	1,216
Accrued interest receivable and other assets (2)	24	6	—
Total assets	$794	$1,222	$1,216
Liabilities:
Other liabilities (1)	17	471	—
Long term debt (2)	—	90	—
Total liabilities	$17	$561	$—
December 31, 2020:
Assets:
Cash and cash equivalents	$15	$—	$—
Non-marketable and other equity securities (1)	422	859	859
Accrued interest receivable and other assets	1	—	—
Total assets	$438	$859	$859
Liabilities:
Other liabilities (1)	1	370	—
Total liabilities	$1	$370	$—

(1)    Included in our unconsolidated non-marketable and other equity securities portfolio at September 30, 2021 and December 31, 2020 are investments in qualified affordable housing projects of $920 million and $616 million, respectively, and related other liabilities consisting of unfunded commitments of $471 million and $370 million, respectively.
(2)    Included in our unconsolidated accrued interest receivable and other assets at September 30, 2021 are investments in statutory trusts for junior subordinated debt of $6 million and $90 million included in long term debt previously issued by Boston Private and assumed in the acquisition.

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
All investments are generally nonredeemable, and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreement. Subject to applicable regulatory requirements, including the Volcker Rule, we also make commitments to invest in venture capital and private equity funds. For additional details, see Note 12 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments.”
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

As of September 30, 2021, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $777 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $1.2 billion.
Junior subordinated debentures
SVB Financial Group assumed two statutory trusts during the merger with Boston Private. These trusts were for the purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures. These statutory trusts created by legacy Boston Private are not consolidated within the financial statements as the Company is not the primary beneficiary of the trusts; however, the total junior subordinated debentures payable to the preferred stockholders of statutory trusts are reported as long-term debt in the financial statements. As of September 30, 2021, there are $90 million of trust preferred securities outstanding.
5.    Cash and Cash Equivalents
The following table details our cash and cash equivalents at September 30, 2021 and December 31, 2020:

(Dollars in millions)	September 30, 2021	December 31, 2020
Cash and due from banks	$1,185	$723
Interest bearing deposits with the Federal Reserve Bank	12,406	13,700
Interest bearing deposits with other institutions	5,106	3,025
Securities purchased under agreements to resell (1)	216	227
Other short-term investment securities	27	—
Total cash and cash equivalents	$18,940	$17,675

(1)At September 30, 2021 and December 31, 2020, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $221 million and $232 million, respectively. None of these securities were sold or repledged as of September 30, 2021 and December 31, 2020.
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
AFS Securities
The major components of our AFS investment securities portfolio at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
AFS securities, at fair value:
U.S. Treasury securities	$9,122	$170	$(15)	$9,277
U.S. agency debentures	212	—	(4)	208
Foreign government debt securities	15	—	—	15
Residential MBS:
Agency-issued MBS	10,902	69	(187)	10,784
Agency-issued CMO—fixed rate	1,129	11	(2)	1,138
Agency-issued CMBS	1,539	36	(13)	1,562
Total AFS securities	$22,919	$286	$(221)	$22,984

	December 31, 2020
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
AFS securities, at fair value:
U.S. Treasury securities	$4,198	$272	$—	$4,470
U.S. agency debentures	234	4	(1)	237
Foreign government debt securities	24	—	—	24
Residential MBS:
Agency-issued MBS	13,271	233	(1)	13,503
Agency-issued CMO—fixed rate	8,077	40	(10)	8,107
Agency-issued CMBS	4,441	134	(3)	4,572
Total AFS securities	$30,245	$683	$(15)	$30,913
The following table summarizes sale activity of AFS securities during the three and nine months ended September 30, 2021 and 2020 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Sales proceeds	$168	$—	$168	$2,654
Net realized gains and losses:
Gross realized gains	—	—	—	61
Gross realized losses	—	—	—	—
Net realized gains	$—	$—	$—	$61
For the three and nine months ended September 30, 2021 gross realized gains and gross realized losses were below $1 million. For the three months ended September 30, 2020 we did not have any sales proceeds, gross realized gains, or gross realized losses from our AFS securities portfolio.
The following tables summarize our AFS securities in an unrealized loss position for which an ACL has not been recorded and summarized into categories of less than 12 months, or 12 months or longer, as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less than 12 months		12 months or longer (1)		Total
(Dollars in millions)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
AFS securities:
U.S. Treasury securities	$5,172	$(15)	$—	$—	$5,172	$(15)
U.S. agency debentures	112	(4)	—	—	112	(4)
Residential MBS:
Agency-issued MBS	8,376	(187)	—	—	8,376	(187)
Agency-issued CMO —fixed rate	232	(2)	—	—	232	(2)
Agency-issued CMBS	695	(9)	81	(4)	776	(13)
Total AFS securities (1)	$14,587	$(217)	$81	$(4)	$14,668	$(221)

(1)As of September 30, 2021, we identified a total of 381 investments that were in unrealized loss positions with 2 investments in an unrealized loss position for a period of time greater than 12 months. Based on our analysis of the securities in an unrealized loss position as of September 30, 2021, the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase and therefore changes in value for securities are included in other comprehensive income. Market valuations and credit loss analyses on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. As of September 30, 2021, we do not intend to sell any of our securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our amortized cost basis. None of the investments in our AFS securities portfolio were past due as of September 30, 2021.

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

(1)At December 31, 2020, gross unrealized losses totaled less than $1 million for U.S. Treasury AFS securities with a loss duration of less than 12 months.
(2)As of December 31, 2020, we identified a total of 93 investments that were in unrealized loss positions, of which no investments are in an unrealized loss position for a period of time greater than 12 months. None of the investments in our AFS securities portfolio were past due as of December 31, 2020.
The following table summarizes the fixed income securities, carried at fair value, classified as AFS as of September 30, 2021 by the remaining contractual principal maturities. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	September 30, 2021
(Dollars in millions)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$9,277	$40	$9,237	$—	$—
U.S. agency debentures	208	91	37	80	—
Foreign government debt securities	15	15	—	—	—
Residential MBS:
Agency-issued MBS	10,784	—	—	—	10,784
Agency-issued CMO—fixed rate	1,138	—	—	—	1,138
Agency-issued CMBS	1,562	—	16	1,546	—
Total	$22,984	$146	$9,290	$1,626	$11,922

HTM Securities
During the nine months ended September 30, 2021, we re-designated certain securities from the classification of AFS to HTM. The securities re-designated consisted of agency-issued CMO's, CMBS', MBS' and U.S. agency debentures with a total carrying value of $8.8 billion. At the time of re-designation the securities included $132 million of pretax net unrealized losses in other comprehensive income and are being amortized over the life of the securities in a manner consistent with the amortization of a premium or discount. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding. HTM securities are carried on the balance sheet at amortized cost and the changes in the value of these securities, other than an ACL, are not reported on the financial statements.
The components of our HTM investment securities portfolio at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	ACL
HTM securities, at cost:
U.S. agency debentures (1)	$609	$14	$(1)	$622	$—
Residential MBS:
Agency-issued MBS	52,874	167	(515)	52,526	—
Agency-issued CMO—fixed rate	7,410	19	(71)	7,358	—
Agency-issued CMO—variable rate	109	1	—	110	—
Agency-issued CMBS	14,351	58	(120)	14,289	—
Municipal bonds and notes	6,485	151	(78)	6,558	1
Corporate bonds	533	2	(3)	532	5
Total HTM securities	$82,371	$412	$(788)	$81,995	$6

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

Allowance for Credit Losses for HTM Securities
For HTM securities, the three months ended September 30, 2021 had a beginning ACL balance of $5 million, a provision for credit losses of $1 million, and an ending ACL balance of $6 million. For HTM securities, the nine months ended September 30, 2021 had a beginning ACL balance of less than $1 million, a provision for credit losses of $6 million and an ending ACL balance of $6 million.
For the three and nine months ended September 30, 2020, the beginning ACL balance, the day one impact of adopting ASC 326, the provision for credit losses and the ending balance of ACL for HTM securities, in each case, were all less than $1 million.

AIR from HTM securities totaled $179 million at September 30, 2021 and $55 million at December 31, 2020 and is reported in "Accrued interest receivable and other assets" in our unaudited interim consolidated balance sheets.
Credit Quality Indicators
On a quarterly basis, management monitors the credit quality for HTM securities through the use of standard credit ratings. The following table summarizes our amortized cost of HTM securities aggregated by credit quality indicator at September 30, 2021 and December 31, 2020:

(Dollars in millions)	September 30, 2021	December 31, 2020
Municipal bonds and notes:
Aaa	$3,422	$2,070
Aa1	1,883	1,145
Aa2	981	420
Aa3	172	—
A1	27	—
Total municipal bonds and notes	$6,485	$3,635
Corporate bonds:
Aa1	$29	$—
Aa2	27	—
Aa3	43	—
A1	210	—
A2	224	—
Total corporate bonds	$533	$—

The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as HTM as of September 30, 2021. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments; however, we expect to collect substantially all of the recorded investment on these securities.

	September 30, 2021
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency debentures	$609	$622	$1	$1	$133	$137	$475	$484	$—	$—
Residential MBS:
Agency-issued MBS	52,874	52,526	1	2	7	8	407	419	52,459	52,097
Agency-issued CMO—fixed rate	7,410	7,358	—	—	7	7	361	368	7,042	6,983
Agency-issued CMO—variable rate	109	110	—	—	—	—	—	—	109	110
Agency-issued CMBS	14,351	14,289	—	—	213	212	534	550	13,604	13,527
Municipal bonds and notes	6,485	6,558	52	52	157	162	973	1,015	5,303	5,329
Corporate bonds	533	532	—	—	—	—	533	532	—	—
Total	$82,371	$81,995	$54	$55	$517	$526	$3,283	$3,368	$78,517	$78,046

Non-marketable and Other Equity Securities
The major components of our non-marketable and other equity securities portfolio at September 30, 2021 and December 31, 2020 are as follows:

(Dollars in millions)	September 30, 2021	December 31, 2020
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$140	$89
Unconsolidated venture capital and private equity fund investments (2)	222	185
Other investments without a readily determinable fair value (3)	95	61
Other equity securities in public companies (fair value accounting) (4)	158	281
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	656	362
Debt funds	5	5
Other investments	289	203
Investments in qualified affordable housing projects, net (6)	920	616
Total non-marketable and other equity securities	$2,485	$1,802

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at September 30, 2021 and December 31, 2020 (fair value accounting):

	September 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$5	12.6%	$5	12.6%
Capital Preferred Return Fund, LP	64	20.0	50	20.0
Growth Partners, LP	71	33.0	34	33.0
Total consolidated venture capital and private equity fund investments	$140		$89

(2)The carrying value represents investments in 153 and 162 funds (primarily venture capital funds) at September 30, 2021 and December 31, 2020, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. We carry our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the investments. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example June 30th for our September 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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

The following table shows the changes to the carrying amount of other investments without a readily determinable fair value for the nine months ended September 30, 2021:

(Dollars in millions)	Nine months ended September 30, 2021	Cumulative Adjustments
Measurement alternative:
Carrying value at September 30, 2021	$95
Carrying value adjustments:
Impairment	$—	$(1)
Upward changes for observable prices	10	13
Downward changes for observable prices	(3)	(6)
(4)Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct equity investments in public companies held by our consolidated funds. Changes in equity securities measured at fair value are recognized through net income.
(5)The following table shows the carrying value and our ownership percentage of each investment at September 30, 2021 and December 31, 2020 (equity method accounting):

	September 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$3	8.6%	$4	8.6%
Strategic Investors Fund III, LP	29	5.9	16	5.9
Strategic Investors Fund IV, LP	38	5.0	25	5.0
Strategic Investors Fund V funds	92	Various	67	Various
CP II, LP (i)	1	5.1	8	5.1
Other venture capital and private equity fund investments	493	Various	242	Various
Total venture capital and private equity fund investments	$656		$362
Debt funds:
Gold Hill Capital 2008, LP (ii)	$4	15.5%	$4	15.5%
Other debt funds	1	Various	1	Various
Total debt funds	$5		$5
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$152	50.0%	$115	50.0%
Other investments	137	Various	88	Various
Total other investments	$289		$203

(i)Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.
(ii)Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(6)The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of “Other liabilities” on our consolidated balance sheets at September 30, 2021 and December 31, 2020:

(Dollars in millions)	September 30, 2021	December 31, 2020
Investments in qualified affordable housing projects, net	$920	$616
Other liabilities	471	370

The following table presents other information relating to our investments in qualified affordable housing projects for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Tax credits and other tax benefits recognized	$9	$15	$63	$47
Amortization expense included in provision for income taxes (i)	17	10	48	32

(i)All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.
The following table presents the net gains and losses on non-marketable and other equity securities for the three and nine months ended September 30, 2021 and 2020 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Net gains (losses) on non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	$36	$9	$72	$13
Unconsolidated venture capital and private equity fund investments	47	16	79	15
Other investments without a readily determinable fair value	(2)	—	11	(4)
Other equity securities in public companies (fair value accounting)	(39)	113	53	119
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	144	51	438	70
Debt funds	—	—	2	—
Other investments	3	1	6	(3)
Total net gains on non-marketable and other equity securities	$189	$190	$661	$210
Less: realized net gains (losses) on sales of non-marketable and other equity securities	(17)	5	110	6
Net gains on non-marketable and other equity securities still held	$206	$185	$551	$204
7.    Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments
We serve a variety of commercial clients in the private equity/venture capital, technology, life science/healthcare, premium wine and commercial real estate industries. Loans made to private equity/venture capital firm clients typically enable them to fund investments prior to their receipt of funds from capital calls and are reported under the Global Fund Banking class of financing receivable below. Our technology clients generally tend to be in the industries of hardware (such as semiconductors, communications, data, storage and electronics), software/internet (such as infrastructure software, applications, software services, digital content and advertising technology) and ERI. Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Loans to our technology and life science/healthcare clients are reported under the Investor Dependent, Cash Flow Dependent - SLBO and Innovation C&I classes of financing receivable below. We also make commercial and industrial loans, such as working capital lines and term loans for equipment and fixed assets, to clients that are not in the technology and life science/healthcare industries, which are reported in the Other C&I class of financing receivable below. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality. Commercial real estate loans are generally acquisition financing for commercial properties such as office buildings, retail properties, apartment buildings, and industrial/warehouse space. In addition to commercial loans, we make consumer loans through SVB Private Bank and provide real estate secured loans to eligible employees through our EHOP.
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
Loan Portfolio Segments and Classes of Financing Receivables
Upon the completion of the acquisition of Boston Private on July 1, 2021, we modified our portfolio segments and classes of financing receivables to accommodate Boston Private loans. Refer to Note 1 — “Basis of Presentation” for additional information on our current portfolio segments and classes of financing receivables. For the periods presented prior to September 30, 2021, the following reclassifications have been made to conform to the current period presentation:
•Investor Dependent "Mid Stage" and "Later Stage" loans have been combined and presented as "Growth Stage."
•"Cash Flow Dependent - Other" and "Balance Sheet Dependent" loans have been combined and presented as "Innovation C&I."
Additionally, refer to Note 2 — “Business Combination” for information regarding the Boston Private acquisition.
The composition of loans at amortized cost basis broken out by class of financing receivable at September 30, 2021 and December 31, 2020 is presented in the following table:

(Dollars in millions)	September 30, 2021	December 31, 2020
Global fund banking	$34,120	$25,543
Investor dependent:
Early stage	1,550	1,486
Growth stage	3,827	3,486
Total investor dependent	5,377	4,972
Cash flow dependent - SLBO	1,895	1,989
Innovation C&I	5,916	5,136
Private bank (4)	8,370	4,901
CRE (4)	2,753	—
Premium wine (4)	980	1,053
Other C&I	1,259	—
Other (4)	252	28
PPP	565	1,559
Total loans (1) (2) (3)	$61,487	$45,181
ACL	(398)	(448)
Net loans	$61,089	$44,733

(1)    Total loans at amortized cost is net of unearned income of $240 million and $226 million at September 30, 2021 and December 31, 2020, respectively.
(2)     Included within our total loan portfolio are credit card loans of $548 million and $400 million at September 30, 2021 and December 31, 2020, respectively.
(3)     Included within our total loan portfolio are construction loans of $320 million and $118 million at September 30, 2021 and December 31, 2020, respectively.
(4)     Of our total loans, the table below includes those secured by real estate at amortized cost at September 30, 2021 and December 31, 2020 and were comprised of the following:

(Dollars in millions)	September 30, 2021	December 31, 2020
Real estate secured loans:
Private bank:
Loans for personal residence	$6,684	$3,392
Loans to eligible employees	449	481
Home equity lines of credit	131	43
Other	136	143
Total private bank loans secured by real estate	$7,400	$4,059
CRE:
Multifamily and residential investment	1,047	—
Retail	564	—
Office and medical	540	—
Manufacturing, industrial and warehouse	309	—
Hospitality	155	—
Other	138	—
Total CRE loans secured by real estate	$2,753	$—
Premium wine	795	824
Other	281	57
Total real estate secured loans	$11,229	$4,940
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
The following tables summarize the credit quality indicators, broken out by class of financing receivable and vintage year, as of September 30, 2021 and December 31, 2020:

	Term Loans by Origination Year
September 30, 2021 (Dollars in millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Global fund banking:
Risk rating:
Pass	$470	$111	$40	$54	$12	$6	$33,423	$—	$—	$34,116
Criticized	—	—	—	—	—	—	3	1	—	4
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total global fund banking	$470	$111	$40	$54	$12	$6	$33,426	$1	$—	$34,120
Investor dependent:
Early stage:
Risk rating:
Pass	$605	$386	$174	$35	$8	$1	$149	$—	$—	$1,358
Criticized	26	99	31	5	1	—	26	—	—	188
Nonperforming	—	—	3	1	—	—	—	—	—	4
Total early stage	$631	$485	$208	$41	$9	$1	$175	$—	$—	$1,550

Growth stage:
Risk rating:
Pass	$1,609	$1,120	$369	$113	$22	$2	$316	$5	$—	$3,556
Criticized	80	84	51	4	1	—	25	—	—	245
Nonperforming	—	14	1	3	—	—	8	—	—	26
Total growth stage	$1,689	$1,218	$421	$120	$23	$2	$349	$5	$—	$3,827
Total investor dependent	$2,320	$1,703	$629	$161	$32	$3	$524	$5	$—	$5,377
Cash flow dependent - SLBO:
Risk rating:
Pass	$780	$489	$280	$94	$85	$—	$34	$—	$—	$1,762
Criticized	2	14	18	39	10	13	3	—	—	99
Nonperforming	—	—	12	10	7	—	5	—	—	34
Total cash flow dependent - SLBO	$782	$503	$310	$143	$102	$13	$42	$—	$—	$1,895
Innovation C&I
Risk rating:
Pass	$1,426	$1,298	$334	$260	$131	$3	$1,983	$—	$—	$5,435
Criticized	35	112	73	17	—	—	244	—	—	481
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total innovation C&I	$1,461	$1,410	$407	$277	$131	$3	$2,227	$—	$—	$5,916
Private bank:
Risk rating:
Pass	$2,163	$2,159	$1,259	$566	$496	$1,053	$625	$10	$—	$8,331
Criticized	—	—	6	2	4	13	3	—	—	28
Nonperforming	—	—	—	1	—	9	—	1	—	11
Total private bank	$2,163	$2,159	$1,265	$569	$500	$1,075	$628	$11	$—	$8,370
CRE
Risk rating:
Pass	$256	$249	$359	$160	$263	$927	$120	$15	$—	$2,349
Criticized	3	29	109	50	50	125	19	—	—	385
Nonperforming	—	—	5	14	—	—	—	—	—	19
Total CRE	$259	$278	$473	$224	$313	$1,052	$139	$15	$—	$2,753
Premium wine:
Risk rating:
Pass	$129	$131	$182	$68	$66	$148	$114	$34	$—	$872
Criticized	2	12	11	16	—	38	12	—	—	91
Nonperforming	—	—	7	—	10	—	—	—	—	17
Total premium wine	$131	$143	$200	$84	$76	$186	$126	$34	$—	$980
Other C&I
Risk rating:
Pass	$159	$179	$96	$93	$33	$310	$324	$10	$—	$1,204
Criticized	5	4	10	9	2	2	15	5	—	52
Nonperforming	—	—	—	1	—	1	1	—	—	3
Total other C&I	$164	$183	$106	$103	$35	$313	$340	$15	$—	$1,259
Other:
Risk rating:
Pass	$25	$114	$97	$21	$13	$—	$4	$—	$(29)	$245
Criticized	—	—	1	3	3	—	—	—	—	7
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total other	$25	$114	$98	$24	$16	$—	$4	$—	$(29)	$252
PPP:
Risk rating:
Pass	$387	$120	$—	$—	$—	$—	$—	$—	$—	$507
Criticized	27	31	—	—	—	—	—	—	—	58
Nonperforming	—	—	—	—	—	—	—	—	—	—

Total PPP	$414	$151	$—	$—	$—	$—	$—	$—	$—	$565
Total loans	$8,189	$6,755	$3,528	$1,639	$1,217	$2,651	$37,456	$81	$(29)	$61,487

(1)    These amounts consist of fees and clearing items that have not yet been allocated at the loan level.

	Term Loans by Origination Year
December 31, 2020 (Dollars in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Global fund banking:
Risk rating:
Pass	$440	$48	$69	$23	$2	$6	$24,947	$2	$25,537
Criticized	—	—	—	—	—	—	—	6	6
Nonperforming	—	—	—	—	—	—	—	—	—
Total global fund banking	$440	$48	$69	$23	$2	$6	$24,947	$8	$25,543
Investor dependent:
Early stage:
Risk rating:
Pass	$667	$370	$121	$32	$1	$1	$96	$1	$1,289
Criticized	47	73	26	10	4	—	19	—	179
Nonperforming	2	9	5	1	—	—	1	—	18
Total early stage	$716	$452	$152	$43	$5	$1	$116	$1	$1,486
Growth stage:
Risk rating:
Pass	$1,746	$696	$316	$61	$5	$9	$325	$8	$3,166
Criticized	65	103	56	9	—	7	47	—	287
Nonperforming	17	3	4	3	—	—	6	—	33
Total growth stage	$1,828	$802	$376	$73	$5	$16	$378	$8	$3,486
Total investor dependent	$2,544	$1,254	$528	$116	$10	$17	$494	$9	$4,972
Cash flow dependent - SLBO:
Risk rating:
Pass	$791	$452	$274	$167	$37	$—	$75	$—	$1,796
Criticized	—	70	39	22	13	—	9	—	153
Nonperforming	—	12	16	7	—	—	5	—	40
Total cash flow dependent - SLBO	$791	$534	$329	$196	$50	$—	$89	$—	$1,989
Innovation C&I:
Risk rating:
Pass	$1,718	$703	$378	$152	$39	$—	$1,791	$1	$4,782
Criticized	75	72	34	4	—	—	163	—	348
Nonperforming	—	—	5	—	—	—	1	—	6
Total sponsor led buyout	$1,793	$775	$417	$156	$39	$—	$1,955	$1	$5,136
Private bank:
Risk rating:
Pass	$1,878	$1,153	$394	$353	$295	$406	$382	$1	$4,862
Criticized	3	10	5	1	5	8	1	—	33
Nonperforming	—	—	3	—	—	2	1	—	6
Total private bank	$1,881	$1,163	$402	$354	$300	$416	$384	$1	$4,901
Premium wine:
Risk rating:
Pass	$127	$194	$71	$79	$115	$154	$135	$36	$911
Criticized	18	24	36	10	13	6	34	—	141
Nonperforming	—	—	—	—	1	—	—	—	1
Total Premium wine	$145	$218	$107	$89	$129	$160	$169	$36	$1,053
Other:

Risk rating:
Pass	$—	$16	$11	$—	$—	$1	$—	$—	$28
Criticized	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	—	—	—	—	—	—	—
Total other	$—	$16	$11	$—	$—	$1	$—	$—	$28
PPP:
Risk rating:
Pass	$1,456	$—	$—	$—	$—	$—	$—	$—	$1,456
Criticized	103	—	—	—	—	—	—	—	103
Nonperforming	—	—	—	—	—	—	—	—	—
Total PPP	$1,559	$—	$—	$—	$—	$—	$—	$—	$1,559
Total loans	$9,153	$4,008	$1,863	$934	$530	$600	$28,038	$55	$45,181
Allowance for Credit Losses: Loans
In the third quarter of 2021, the ACL for loans increased by $2 million from the prior quarter, driven primarily by growth in our loan portfolio, both from the acquisition of Boston Private and organic, which was offset by enhancements made to our allowance model and improved economic conditions within our forecasted assumptions.
The Moody's Analytics September 2021 forecast was utilized in our quantitative model for the ACL as of September 30, 2021 for both legacy and acquired loans. The forecast assumptions included an improvement in the unemployment rate and a strong forecasted gross domestic product growth rate, both as a result of ongoing economic stabilization as the pandemic's impact begins to subside. We determined the forecast to be a reasonable view of the outlook for the economy given the available information at current quarter end. To the extent we identified credit risk considerations that were not captured by the Moody's Analytics September 2021 forecast, we addressed the risk through management's qualitative adjustments to our ACL.
The enhancements made to our legacy reserving model were made in normal course, with the primary enhancements being the addition of two years of portfolio data, more granular prepayment models and the re-selection of macroeconomic variables.
We do not estimate expected credit losses on AIR on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $160 million at September 30, 2021 and $126 million at December 31, 2020 and is reported in "Accrued interest receivable and other assets" in our unaudited interim consolidated balance sheets.
The following tables summarize the activity relating to our ACL for loans for the three and nine months ended September 30, 2021 and 2020, broken out by portfolio segment:

Three months ended September 30, 2021	Beginning Balance June 30, 2021	Initial Allowance on PCD Loans	Charge-offs	Recoveries	(Reduction) Provision for Credit Losses (1)	Ending Balance September 30, 2021
(Dollars in millions)
Global fund banking	$66	$—	$—	$—	$(7)	$59
Investor dependent	158	—	(17)	5	(8)	138
Cash flow dependent and innovation C&I	119	—	(1)	3	(12)	109
Private bank	47	1	(1)	—	(16)	31
CRE	—	17	—	—	23	40
Other C&I	—	4	—	—	8	12
Premium wine and other	6	—	—	—	3	9
Total ACL	$396	$22	$(19)	$8	$(9)	$398

(1)    The provision for loan losses for the three months ended September 30, 2021 includes a post-combination provision of $44 million related to non-PCD loans from the Boston Private acquisition.

Three months ended September 30, 2020	Beginning Balance June 30, 2020	Charge-offs	Recoveries	(Reduction) Provision for Credit Losses	Foreign Currency Translation Adjustments	Ending Balance September 30, 2020
(Dollars in millions)
Global fund banking	$54	$—	$—	$(15)	$—	$39
Investor dependent	292	(28)	4	(5)	—	263
Cash flow dependent and innovation C&I	123	—	—	(2)	—	121
Private Bank	91	—	—	(15)	—	76
Premium wine and other	26	—	—	(16)	1	11
PPP	4	—	—	(1)	—	3
Total ACL	$590	$(28)	$4	$(54)	$1	$513

Nine months ended September 30, 2021	Beginning Balance December 31, 2020	Initial Allowance on PCD Loans	Charge-offs	Recoveries	Provision (Reduction) for Credit Losses (1)	Ending Balance September 30, 2021
(Dollars in millions)
Global fund banking	$46	$—	$(80)	$—	$93	$59
Investor dependent	213	—	(37)	13	(51)	138
Cash flow dependent and innovation C&I	125	—	(8)	3	(11)	109
Private bank	53	1	(3)	—	(20)	31
CRE	—	17	—	—	23	40
Other C&I	—	4	—	—	8	12
Premium wine and other	9	—	(1)	—	1	9
PPP	2	—	—	—	(2)	—
Total ACL	$448	$22	$(129)	$16	$41	$398

(1)    The provision for loan losses for the nine months ended September 30, 2021 includes a post-combination provision of $44 million related to non-PCD loans from the Boston Private acquisition.

Nine months ended September 30, 2020	Beginning Balance December 31, 2019	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision (Reduction) for Credit Losses	Foreign Currency Translation Adjustments	Ending Balance September 30, 2020
(Dollars in millions)
Global fund banking	$107	$(70)	$—	$—	$2	$—	$39
Investor dependent	82	72	(67)	12	165	(1)	263
Cash flow dependent and innovation C&I	81	(1)	(11)	3	50	(1)	121
Private bank	22	12	(2)	—	44	—	76
Premium wine and other	13	12	—	1	(17)	2	11
PPP	—	—	—	—	3	—	3
Total ACL	$305	$25	$(80)	$16	$247	$—	$513

The following table summarizes the aging of our loans broken out by class of financing receivable as of September 30, 2021 and December 31, 2020:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	Equal to or Greater Than 90 Days Past Due	Total Past Due	Current	Total	Loans Past Due 90 Days or More Still Accruing Interest
September 30, 2021:
Global fund banking	$—	$—	$—	$—	$34,120	$34,120	$—
Investor dependent:
Early stage	1	—	—	1	1,549	1,550	—
Growth stage	2	—	—	2	3,825	3,827	—
Total investor dependent	3	—	—	3	5,374	5,377	—
Cash flow dependent - SLBO	—	—	—	—	1,895	1,895	—
Innovation C&I	1	3	—	4	5,912	5,916	—
Private bank	1	2	8	11	8,359	8,370	2
CRE	14	—	—	14	2,739	2,753	—
Premium wine	—	—	17	17	963	980	—
Other C&I	3	1	1	5	1,254	1,259	—
Other	—	—	—	—	252	252	—
PPP	—	—	1	1	564	565	1
Total loans	$22	$6	$27	$55	$61,432	$61,487	$3
December 31, 2020:
Global fund banking	$28	$—	$—	$28	$25,515	$25,543	$—
Investor dependent:
Early stage	6	2	—	8	1,478	1,486	—
Growth stage	11	—	1	12	3,474	3,486	—
Total investor dependent	17	2	1	20	4,952	4,972	—
Cash flow dependent - SLBO	—	—	—	—	1,989	1,989	—
Innovation C&I	7	1	—	8	5,128	5,136	—
Private bank	4	4	—	8	4,893	4,901	—
Premium wine	3	—	1	4	1,049	1,053	—
Other	—	—	—	—	28	28	—
PPP	—	—	—	—	1,559	1,559	—
Total loans	$59	$7	$2	$68	$45,113	$45,181	$—

Nonaccrual Loans
The following table summarizes our nonaccrual loans with no allowance for credit loss at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(Dollars in millions)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss
Investor dependent:
Early stage	$4	$—	$18	$—
Growth stage	26	—	33	3
Total investor dependent	30	—	51	3
Cash flow dependent - SLBO	34	—	40	—
Innovation C&I	—	—	6	1
Private bank	11	2	6	3
CRE	19	—	—	—
Premium wine	17	17	1	1
Other C&I	3	—	—	—
Total nonaccrual loans (1)	$114	$19	$104	$8

(1)    Nonaccrual loans at September 30, 2021 include $31 million of loans that were acquired from Boston Private.
TDRs
As of September 30, 2021, we had 57 TDRs with a total carrying value of $122 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There was less than $1 million of unfunded commitments available for funding to the clients associated with these TDRs as of September 30, 2021.
The following table summarizes our loans modified in TDRs, broken out by class of financing receivable at September 30, 2021 and December 31, 2020:

(Dollars in millions)	September 30, 2021	December 31, 2020
Loans modified in TDRs:
Investor dependent:
Early stage	$—	$7
Growth stage	26	29
Total investor dependent	26	36
Cash flow dependent - SLBO	34	22
Innovation C&I	—	1
Private bank	10	—
CRE	48	—
Premium wine	2	2
Other C&I	2	—
Total loans modified in TDRs (1)	$122	$61

(1)    Loans modified in TDRs at September 30, 2021 include 48 loans with a total balance of $60 million that were acquired from Boston Private.

The following table summarizes the recorded investment in loans modified in TDRs, broken out by class of financing receivable, for modifications made during the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Loans modified in TDRs during the period:
Investor dependent:
Early stage	$—	$4	$1	$4
Growth stage	8	—	8	4
Total investor dependent	8	4	9	8
Cash flow dependent - SLBO	—	21	12	21
Innovation C&I	—	1	—	2
Private bank	2	—	2	—
CRE	43	—	43	—
Premium wine	—	—	—	1
Total loans modified in TDRs during the period (1) (2)	$53	$26	$66	$32

(1)There were no partial charge-offs for the three months ended September 30, 2021 and $7 million for the nine months then ended, compared to $14 million and $31 million of partial charge-offs for the three and nine months ended September 30, 2020, respectively.
(2)Loans modified in TDRs during the three and nine months ended September 30, 2021 include $45 million of loans acquired from Boston Private that were subsequently modified in TDRs.

During the three months ended September 30, 2021, new TDRs of $17 million were modified through payment deferrals granted to our clients, $14 million were modified through term extensions and $22 million were modified through a combination thereof. During the three months ended September 30, 2020, new TDRs of $25 million were modified through payment deferrals and $1 million through forgiveness of principal.
During the nine months ended September 30, 2021, new TDRs of $30 million were modified through payment deferrals granted to our clients, $14 million were modified through term extensions and $22 million were modified through a combination thereof. During the nine months ended September 30, 2020, new TDRs of $31 million were modified through payment deferrals and $1 million through forgiveness of principal.
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2021 and September 30, 2020:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
TDRs modified within the previous 12 months that defaulted during the period:
Premium wine	$—	$1	$—	$1
Total TDRs modified within the previous 12 months that defaulted in the period	$—	$1	$—	$1
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the ACL for loans, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and nonaccrual loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology for TDRs was necessary to determine the ACL for loans as of September 30, 2021.
ACL: Unfunded Credit Commitments
We maintain a separate ACL for unfunded credit commitments that is determined using a methodology that is inherently similar to the methodology used for calculating the ACL for loans. At September 30, 2021, our ACL estimates utilized the Moody's economic forecasts from September 2021 as mentioned above. In the third quarter of 2021, the ACL for unfunded commitments increased by $29 million from the prior quarter, driven primarily by growth in our outstanding commitments and compositional changes in our portfolio.

The following table summarizes the activity relating to our ACL for unfunded credit commitments for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
ACL: unfunded credit commitments, beginning balance	$120	$99	$121	$67
Impact of adopting ASC 326	—	—	—	23
Provision for credit losses (1)	29	2	28	11
ACL: unfunded credit commitments, ending balance (2)	$149	$101	$149	$101

(1)The provision for credit losses for unfunded credit commitments for the three and nine months ended September 30, 2021 includes a post-combination provision of $2 million related to commitments acquired from Boston Private.
(2)The “ACL: unfunded credit commitments” is included as a component of “other liabilities” on our unaudited interim consolidated balance sheets. See Note 12 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of this report for additional disclosures related to our commitments to extend credit.
8.     Goodwill and Other Intangible Assets

Goodwill
Goodwill was $344 million at September 30, 2021 compared to $143 million at December 31, 2020, which was a result of additional goodwill recognized for the acquisition of Boston Private effective July 1, 2021.

The changes in goodwill were as follows for the nine months ended September 30, 2021:

(Dollars in millions)	Goodwill
Beginning balance at December 31, 2020	$143
Acquisitions	201
Ending balance at September 30, 2021	$344
Other Intangible Assets
The components of net other intangible assets were as follows:

	September 30, 2021			December 31, 2020
(Dollars in millions)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$127	$12	$115	$42	$8	$34
Other	55	14	41	36	9	27
Total other intangible assets	$182	$26	$156	$78	$17	$61

For the nine months ended September 30, 2021, we recorded amortization expense of $9 million. Assuming no future impairments of other intangible assets or additional acquisitions or dispositions, the following table presents the Company's future expected amortization expense for other intangible assets that will continue to be amortized as of September 30, 2021:

Years ended December 31, (Dollars in millions)	Other Intangible Assets
2021 (excluding the nine months ended September 30, 2021)	$9
2022	21
2023	19
2024	18
2025	15
2026 and thereafter	74
Total future amortization expense	$156

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
The following table summarizes the amortized cost basis of hedged assets that are designated and qualify as fair value hedges and the cumulative amount of fair value hedging adjustments included in the carrying value that have been recorded on our unaudited interim consolidated balance sheets as of September 30, 2021:

	September 30, 2021
(Dollars in millions)	Amortized Cost Basis of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (2)
AFS securities (1)	$17,524	$(13)

(1)These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $13.4 billion, the amounts of the designated hedged items was $7.3 billion and the cumulative basis adjustments associated with these hedging relationships was $13 million.
(2)The balance includes $6 million of hedging adjustments on discontinued hedging relationships at September 30, 2021.

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
We assess hedge effectiveness under ASC 815 on a quarterly basis to ensure all hedges remain highly effective and hedge accounting under ASC 815 can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge per ASC 815, any amounts remaining as gain or loss in AOCI are reclassified into earnings in the line item "loans" as part of interest income, a component of consolidated net income. As of March 31, 2020, all derivatives previously classified as hedges with notional balances totaling $5.0 billion and a net asset fair value of $228 million were terminated. As of September 30, 2021, the total unrealized gains on terminated cash flow hedges remaining in AOCI was $132 million, $95 million net of tax. The unrealized gains will be reclassified into interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The total remaining term over which the unrealized gains will be reclassified into earnings is approximately four years.
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

The total notional or contractual amounts and fair value of our derivative financial instruments at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021			December 31, 2020
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in millions)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps (2)	$9,175	$14	$—	$—	$—	$—
Interest rate swaps	2,125	—	—	—	—	—
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards and swaps	651	12	—	68	—	—
Foreign exchange forwards and swaps	80	—	1	567	—	20
Other derivative instruments:
Equity warrant assets	309	274	—	253	203	—
Client foreign exchange forwards and swaps	8,974	171	—	8,026	215	—
Client foreign exchange forwards and swaps	8,652	—	155	7,491	—	188
Client foreign currency options	196	2	—	98	2	—
Client foreign currency options	196	—	2	98	—	2
Client interest rate derivatives	2,249	115	—	1,082	68	—
Client interest rate derivatives (2)	2,264	—	116	1,251	—	27
Total derivatives not designated as hedging instruments		574	274		488	237
Total derivatives		$588	$274		$488	$237

(1)Derivative assets and liabilities are included in "accrued interest receivable and other assets" and "other liabilities", respectively, on our consolidated balance sheets.
(2)The amount reported reflects reductions of approximately $5 million of derivative assets and $45 million of derivative liabilities at September 30, 2021 and December 31, 2020, respectively, reflecting variation margin treated as settlement of the related derivative fair values for legal and accounting purposes as required by central clearing houses.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 is as follows:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	Statement of income location	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate risks:
Amounts reclassified from AOCI into income	Interest income - loans	$16	$16	$47	$34
Change in fair value of interest rate swaps hedging investment securities	Interest income - investment securities taxable	5	—	18	—
Change in fair value of hedged investment securities	Interest income - investment securities taxable	(6)	—	(19)	—
Net gains associated with interest rate risk derivatives		$15	$16	$46	$34
Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluations of internal foreign currency instruments, net	Other noninterest income	$(14)	$17	(35)	$20
Gains (losses) on internal foreign exchange forward contracts, net	Other noninterest income	14	(19)	35	(20)
Net gains (losses) associated with internal currency risk		$—	$(2)	$—	$—
Other derivative instruments:
Gains (losses) on revaluations of client foreign currency instruments, net	Other noninterest income	$1	$—	$16	$(3)
(Losses) gains on client foreign exchange forward contracts, net	Other noninterest income	(5)	2	(15)	2
Net (losses) gains associated with client currency risk		$(4)	$2	$1	$(1)
Net gains on equity warrant assets	Gains on equity warrant assets, net	$147	$54	$491	$94
Net gains on other derivatives	Other noninterest income	$2	$31	$4	$27

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of September 30, 2021 and December 31, 2020:

	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position but Subject to Master Netting Arrangements		Net Amount
(Dollars in millions)				Financial Instruments	Cash Collateral Received (1)
September 30, 2021
Derivative assets:
Interest rate swaps	$14	$—	$14	$—	$(7)	$7
Foreign exchange forwards and swaps	183	—	183	(71)	(33)	79
Foreign currency options	2	—	2	—	—	2
Client interest rate derivatives	115	—	115	(113)	(2)	—
Total derivative assets	314	—	314	(184)	(42)	88
Reverse repurchase, securities borrowing, and similar arrangements	216	—	216	(216)	—	—
Total	$530	$—	$530	$(400)	$(42)	$88
December 31, 2020
Derivative assets:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign exchange forwards and swaps	215	—	215	(76)	(21)	118
Foreign currency options	2	—	2	(1)	—	1
Client interest rate derivatives	68	—	68	(68)	—	—
Total derivative assets	285	—	285	(145)	(21)	119
Reverse repurchase, securities borrowing, and similar arrangements	227	—	227	(227)	—	—
Total	$512	$—	$512	$(372)	$(21)	$119

(1)Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

The following table summarizes our liabilities subject to enforceable master netting arrangements as of September 30, 2021 and December 31, 2020:

	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position but Subject to Master Netting Arrangements		Net Amount
(Dollars in millions)				Financial Instruments	Cash Collateral Pledged (1)
September 30, 2021
Derivative liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign exchange forwards and swaps	156	—	156	(66)	(14)	76
Foreign currency options	2	—	2	(1)	(1)	—
Client interest rate derivatives	116	—	116	(50)	(66)	—
Total derivative liabilities	274	—	274	(117)	(81)	76
Repurchase, securities lending, and similar arrangements	97	—	97	—	—	97
Total	$371	$—	$371	$(117)	$(81)	$173
December 31, 2020
Derivative liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign exchange forwards and swaps	208	—	208	(84)	(45)	79
Foreign currency options	2	—	2	(1)	—	1
Client interest rate derivatives	27	—	27	—	(26)	1
Total derivative liabilities	237	—	237	(85)	(71)	81
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$237	$—	$237	$(85)	$(71)	$81

(1)Cash collateral pledged to our counterparties in relation to market value exposures of derivative contracts in a liability position and repurchase agreements are recorded as a component of “cash and cash equivalents" on our consolidated balance sheets.
10.    Noninterest Income
All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. Included below is a summary of noninterest income for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Noninterest income:
Gains on investment securities, net	$189	$190	$661	$271
Gains on equity warrant assets, net	147	54	491	94
Client investment fees	20	32	55	107
Wealth management and trust fees	22	—	22	—
Foreign exchange fees	65	44	189	128
Credit card fees	34	23	93	72
Deposit service charges	29	22	82	67
Lending related fees	21	13	55	38
Letters of credit and standby letters of credit fees	13	12	39	35
Investment banking revenue	90	92	335	281
Commissions	17	16	58	49
Other	25	49	97	76
Total noninterest income	$672	$547	$2,177	$1,218

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
Gains on investment securities are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our investment-related activities. A summary of gains and losses on investment securities for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Gains on non-marketable and other equity securities, net	$189	$190	$661	$210
Gains on sales of AFS securities, net	—	—	—	61
Total gains on investment securities, net	$189	$190	$661	$271

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
Gains on equity warrant assets are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of net gains on equity warrant assets for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Equity warrant assets:
Gains on exercises, net	$91	$24	$381	$59
Terminations	(1)	—	(2)	(1)
Changes in fair value, net	57	30	112	36
Total net gains on equity warrant assets	$147	$54	$491	$94
Client investment fees
Client investment fees include fees earned from discretionary investment management services for managing clients’ portfolios based on their investment policies, and strategies and objectives. Revenue is recognized on a monthly basis upon completion of our performance obligation and consideration is typically received in the subsequent month. Included in our sweep money market fees are Rule 12(b)-1 fees, revenue sharing and customer transactional-based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period, typically monthly. Transactional based fees are earned and recognized on fixed income securities when the transaction is executed on the clients' behalf. Amounts paid to third-party service providers are predominantly expensed, such that client investment fees are recorded gross of payments made to third parties. A summary of client investment fees by instrument type for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Client investment fees by type:
Sweep money market fees	$12	$18	$31	$61
Asset management fees (1)	7	12	22	33
Repurchase agreement fees	1	2	2	13
Total client investment fees (2)	$20	$32	$55	$107

(1)Represents fees earned from investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Represents fees earned on client investment funds that are maintained at third-party financial institutions and are not recorded on our balance sheet.
Wealth management and trust fees
Wealth management and trust fees was a new core fee income line item for the third quarter of 2021 reflective of the acquisition of Boston Private. These fees are earned for providing wealth management, retirement plan advisory, family office, financial planning, trust services and other financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter market value of the Private Bank AUM and the applicable fee rate, depending on the terms of the contracts. Fees are also recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the Private Bank AUM and the applicable fee rate, depending on the terms of the contracts. No performance-based incentives are earned under wealth management contracts. Receivables are recorded on the Consolidated Balance Sheets in the "Accrued interest receivable and other assets" line item.

Trust fees are earned when the Company is appointed as trustee for clients. As trustee, the Company administers the client’s trust and manages the assets of the trust, including investments and property. The Company’s performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly or, in certain circumstances, quarterly based on a percentage of the market value of the account as outlined in the agreement. Payment frequency is defined in the individual contracts, which primarily stipulate monthly in arrears. No performance-based incentives are earned on trust fee contracts. Receivables are recorded on the Consolidated Balance Sheets in the "Accrued interest receivable and other assets" line item. A summary of wealth management and trust fees by instrument type for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Wealth management and trust fees by type:
Wealth management fees	$20	$—	$20	$—
Trust fees	2	—	2	—
Total wealth management and trust fees	$22	$—	$22	$—

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
Forward contract and option premium fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of foreign exchange fee income by instrument type for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Foreign exchange fees by instrument type:
Spot contract commissions	$60	$39	$175	$113
Forward contract commissions	5	5	13	14
Option premium fees	—	—	1	1
Total foreign exchange fees	$65	$44	$189	$128
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
Annual card service fees are recognized on a straight-line basis over a 12-month period and continue to be accounted for under ASC 310 - Receivables.
A summary of credit card fees by instrument type for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Credit card fees by instrument type:
Card interchange fees, net	$29	$18	$78	$55
Merchant service fees	4	4	12	14
Card service fees	1	1	3	3
Total credit card fees	$34	$23	$93	$72
Deposit service charges
Deposit service charges include fees earned from performing cash management activities and other deposit account services. Deposit services include, but are not limited to, the following: receivables services, which include merchant services, remote capture, lockbox, electronic deposit capture, and fraud control services. Payment and cash management products and services include wire transfer and automated clearing house payment services to enable clients to transfer funds more quickly, as well as business bill pay, business credit and debit cards, account analysis, and disbursement services. Deposit service charges are recognized over the period in which the related performance obligation is provided, generally on a monthly basis, and are presented in the "Disaggregation of revenue from contracts with customers" tables below.
Lending related fees
Unused commitment fees, minimum finance fees and unused line fees are recognized as earned on a monthly basis. Fees that qualify for syndication treatment are recognized at the completion of the syndicated loan deal for which the fees were received. Lending related fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our lending-related activities. A summary of lending related fees by instrument type for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Lending related fees by instrument type:
Unused commitment fees	$14	$10	$42	$27
Other	7	3	13	11
Total lending related fees	$21	$13	$55	$38
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

A summary of investment banking revenue by instrument type for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Investment banking revenue:
Underwriting fees	$39	$85	$248	$248
Advisory fees	26	2	39	26
Private placements and other	25	5	48	7
Total investment banking revenue	$90	$92	$335	$281
Commissions
Commissions include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation and the transaction price is fixed at the point in time or trade order execution. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis. Commissions are presented in the "Disaggregation of revenue from contracts with customers" tables below.
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
A summary of other noninterest income by instrument type for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Other noninterest income by instrument type:
Fund management fees	$15	$10	$51	$26
Net gains on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	(4)	(1)	1	(1)
Gains from conversion of convertible debt options	—	30	—	30
Other service revenue	14	10	45	21
Total other noninterest income	$25	$49	$97	$76

(1)Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.
Disaggregation of revenue from contracts with customers
The following tables present our revenues from contracts with customers disaggregated by revenue source and segment for the three and nine months ended September 30, 2021 and 2020:

Three months ended September 30, 2021	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$20	$—	$—	$—	$—	$20
Wealth management and trust fees	—	22	—	—	—	22
Spot contract commissions	59	1	—	—	—	60
Card interchange fees, gross	52	—	—	—	—	52
Merchant service fees	4	—	—	—	—	4
Deposit service charges	28	—	—	—	1	29
Investment banking revenue	—	—	—	90	—	90
Commissions	—	—	—	17	—	17
Fund management fees	—	—	14	1	—	15
Performance fees	—	—	4	—	—	4
Correspondent bank rebates	2	—	—	—	—	2
Total revenue from contracts with customers	$165	$23	$18	$108	$1	$315
Revenues outside the scope of ASC 606 (1)	17	2	127	23	188	357
Total noninterest income	$182	$25	$145	$131	$189	$672

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Three months ended September 30, 2020	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$31	$1	$—	$—	$—	$32
Spot contract commissions	39	—	—	—	—	39
Card interchange fees, gross	29	—	—	—	—	29
Merchant service fees	4	—	—	—	—	4
Deposit service charges	22	—	—	—	—	22
Investment banking revenue	—	—	—	92	—	92
Commissions	—	—	—	16	—	16
Fund management fees	—	—	8	2	—	10
Performance fees	—	—	2	—	—	2
Correspondent bank rebates	1	—	—	—	—	1
Total revenue from contracts with customers	$126	$1	$10	$110	$—	$247
Revenues outside the scope of ASC 606 (1)	22	—	50	4	224	300
Total noninterest income	$148	$1	$60	$114	$224	$547

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Nine months ended September 30, 2021	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$53	$2	$—	$—	$—	$55
Wealth management and trust fees	—	22	—	—	—	22
Spot contract commissions	174	1	—	—	—	175
Card interchange fees, gross	141	—	—	—	1	142
Merchant service fees	12	—	—	—	—	12
Deposit service charges	80	—	—	—	2	82
Investment banking revenue	—	—	—	335	—	335
Commissions	—	—	—	58	—	58
Fund management fees	—	—	47	4	—	51
Performance fees	—	—	12	—	—	12
Correspondent bank rebates	4	—	—	—	—	4
Total revenue from contracts with customers	$464	$25	$59	$397	$3	$948
Revenues outside the scope of ASC 606 (1)	51	2	330	53	793	1,229
Total noninterest income	$515	$27	$389	$450	$796	$2,177

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Nine months ended September 30, 2020	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Leerink (2)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$105	$2	$—	$—	$—	$107
Spot contract commissions	113	—	—	—	—	113
Card interchange fees, gross	91	—	—	—	1	92
Merchant service fees	14	—	—	—	—	14
Deposit service charges	67	—	—	—	—	67
Investment banking revenue	—	—	—	281	—	281
Commissions	—	—	—	49	—	49
Fund management fees	—	—	22	4	—	26
Performance fees	—	—	4	—	—	4
Correspondent bank rebates	4	—	—	—	—	4
Total revenue from contracts with customers	$394	$2	$26	$334	$1	$757
Revenues outside the scope of ASC 606 (1)	54	—	61	6	340	461
Total noninterest income	$448	$2	$87	$340	$341	$1,218

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)Global Commercial Bank’s, SVB Capital’s and SVB Leerink's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, and unearned revenue when revenue is recognized subsequent to receipt of consideration. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. During the three and nine months ended September 30, 2021 and 2020, changes in our contract assets, contract liabilities and receivables were not material. Additionally, revenues recognized during the three and nine months ended September 30, 2021 and 2020 that were included in the corresponding contract liability balance at the beginning of the periods were not material.

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
•SVB Private Bank is the private banking division of the Bank, which now includes the financial results of Boston Private effective July 1, 2021. SVB Private Bank provides a range of personal financial solutions for consumers. Our clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support as well as high net worth clients. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted and private stock loans, capital call lines of credit and other secured and unsecured lending products, as well as planning-based financial strategies, wealth management, family office, financial planning, tax planning and trust services. In addition, we provide real estate secured loans to eligible employees through our EHOP.
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
The following table presents a summary of financial results of our reportable segments along with a reconciliation to our consolidated interim results. Our reportable segment information for the three and nine months ended September 30, 2021 and 2020 is as follows:

(Dollars in millions)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	SVB Leerink (1)	Other Items (2)	Total
Three months ended September 30, 2021
Net interest income	$774	$66	$—	$—	$12	$852
(Provision for) reduction of credit losses	29	(20)	—	—	(30)	(21)
Noninterest income	182	25	145	131	189	672
Noninterest expense (3)	(339)	(90)	(15)	(142)	(293)	(879)
Income (loss) before income tax expense (4)	$646	$(19)	$130	$(11)	$(122)	$624
Total average loans, amortized cost	$45,798	$12,506	$—	$—	$987	$59,291
Total average assets (5) (6)	152,364	14,918	730	837	13,841	182,690
Total average deposits	149,160	13,150	—	—	1,082	163,392
Three months ended September 30, 2020
Net interest income (loss)	$513	$19	$—	$—	$(4)	$528
Reduction (provision for) credit losses	38	15	—	—	(1)	52
Noninterest income	148	1	60	114	224	547
Noninterest expense (3)	(258)	(12)	(11)	(78)	(132)	(491)
Income before income tax expense (4)	$441	$23	$49	$36	$87	$636
Total average loans, amortized cost	$30,764	$4,263	$—	$—	$2,292	$37,319
Total average assets (5) (6)	77,803	4,297	414	605	5,229	88,348
Total average deposits	74,826	2,164	—	—	690	77,680
Nine months ended September 30, 2021
Net interest income	$2,108	$122	$—	$—	$10	$2,240
Provision for credit losses	(27)	(16)	—	—	(32)	(75)
Noninterest income	515	27	389	450	796	2,177
Noninterest expense (3)	(919)	(118)	(48)	(376)	(707)	(2,168)
Income before income tax expense (4)	$1,677	$15	$341	$74	$67	$2,174
Total average loans, amortized cost	$42,628	$7,573	$—	$—	$1,642	$51,843
Total average assets (5) (6)	131,218	8,418	641	778	11,897	152,952
Total average deposits	128,272	6,842	—	—	999	136,113
Nine months ended September 30, 2020
Net interest income	$1,462	$53	$—	$—	$50	$1,565
Provision for credit losses	(200)	(44)	—	—	(14)	(258)
Noninterest income	448	2	87	340	341	1,218
Noninterest expense (3)	(725)	(33)	(28)	(248)	(336)	(1,370)
Income (loss) before income tax expense (4)	$985	$(22)	$59	$92	$41	1,155
Total average loans, amortized cost	$30,127	$4,053	$—	$—	$1,656	$35,836
Total average assets (5) (6)	69,213	4,088	430	515	5,515	79,761
Total average deposits	66,408	2,069	—	—	689	69,166

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
(3)The Global Commercial Bank segment includes direct depreciation and amortization of $10 million and $6 million for the three months ended September 30, 2021 and 2020, respectively, and $25 million and $18 million for the nine months ended September 30, 2021 and 2020, respectively.
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
(6)Included in the total average assets for SVB Leerink and Private Bank is goodwill of $138 million and $201 million, respectively, for both the three and nine months ended September 30, 2021. Included in the total average assets for SVB Leerink is goodwill of $138 million for both the three and nine months ended September 30, 2020.
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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at September 30, 2021 and December 31, 2020:

(Dollars in millions)	September 30, 2021	December 31, 2020
Loan commitments available for funding: (1)	$36,808	$28,975
Commercial and standby letters of credit (2)	3,451	3,007
Total unfunded credit commitments	$40,259	$31,982
Allowance for unfunded credit commitments (3)	149	121

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

Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at September 30, 2021. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in millions)	Expires in One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$3,146	$107	$3,253	$3,253
Performance standby letters of credit	116	21	137	137
Commercial letters of credit	27	34	61	61
Total	$3,289	$162	$3,451	$3,451
Deferred fees related to financial and performance standby letters of credit were $19 million at September 30, 2021 and $17 million at December 31, 2020. At September 30, 2021, collateral in the form of cash of $2.1 billion was available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which generally make investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at September 30, 2021:

(Dollars in millions)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
CP II, LP (1)	$1	$—	5.1%
Capital Preferred Return Fund, LP	13	—	20.0
Growth Partners, LP	25	1	33.0
Strategic Investors Fund, LP	15	1	12.6
Strategic Investors Fund II, LP	15	1	8.6
Strategic Investors Fund III, LP	15	1	5.9
Strategic Investors Fund IV, LP	12	2	5.0
Strategic Investors Fund V funds	1	—	Various
Other venture capital and private equity fund investments (equity method accounting)	11	3	Various
Debt funds (equity method accounting)	59	—	Various
Other fund investments (2)	257	6	Various
Total	$424	$15

(1)Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in Strategic Investors Fund II, LP.
(2)Represents commitments to 159 funds (primarily venture capital funds) where our ownership interest is generally less than five percent of the voting interests of each such fund.

At September 30, 2021 we had $3 million of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at September 30, 2021.

13.    Income Taxes
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
At September 30, 2021, our unrecognized tax benefit was $32 million, the recognition of which would reduce our income tax expense by $26 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three and nine months ended September 30, 2021.

14.    Fair Value of Financial Instruments
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
Level 1
Fair value measurements based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment. Assets utilizing Level 1 inputs include U.S. Treasury securities, foreign government debt securities, exchange-traded equity securities, certain marketable securities accounted for under fair value accounting, and assets and liabilities related to the deferred compensation plan assumed during the merger with Boston Private.
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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021:

(Dollars in millions)	Level 1	Level 2	Level 3	Balance at September 30, 2021
Assets:
AFS securities:
U.S. Treasury securities	$9,277	$—	$—	$9,277
U.S. agency debentures	—	208	—	208
Foreign government debt securities	15	—	—	15
Residential MBS:
Agency-issued MBS	—	10,784	—	10,784
Agency-issued CMO—fixed rate	—	1,138	—	1,138
Agency-issued CMBS	—	1,562	—	1,562
Total AFS securities	9,292	13,692	—	22,984
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	362
Other equity securities in public companies	43	115	—	158
Total non-marketable and other equity securities (fair value accounting)	43	115	—	520
Other assets:
Foreign exchange forward, swap and option contracts	—	185	—	185
Equity warrant assets	—	9	265	274
Interest rate swaps	—	14	—	14
Client interest rate derivatives	—	115	—	115
Other assets	8	—	—	8
Total assets	$9,343	$14,130	$265	$24,100
Liabilities:
Foreign exchange forward, swap and option contracts	$—	$158	$—	$158
Client interest rate derivatives	—	116	—	116
Other liabilities	8	—	—	8
Total liabilities	$8	$274	$—	$282

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
The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2021 and 2020:

(Dollars in millions)	Beginning Balance	Total Net Gains Included in Net Income (1)	Sales/Exits	Issuances	Transfers Out of Level 3	Ending Balance
Three months ended September 30, 2021
Equity warrant assets	$257	$149	$(146)	$6	$(1)	$265
Three months ended September 30, 2020
Equity warrant assets	165	53	(29)	5	(1)	193
Nine months ended September 30, 2021
Equity warrant assets	192	490	(431)	18	(4)	265
Nine months ended September 30, 2020
Equity warrant assets	161	91	(74)	16	(1)	193

(1)Realized and unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net," a component of noninterest income.

The following table presents the amount of net unrealized gains and losses included in earnings attributable to Level 3 assets still held at September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Other assets:
Equity warrant assets (1)	$21	$26	$113	$33
Total unrealized gains, net	$21	$26	$113	$33

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
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at September 30, 2021 and December 31, 2020. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in millions)	Fair value	Valuation Technique	Significant Unobservable Inputs	Input Range	Weighted Average
September 30, 2021:
Equity warrant assets (public portfolio)	$4	Black-Scholes option pricing model	Volatility	28.2% - 56.9%	50.4%
			Risk-Free interest rate	0.04- 1.5	1.2
			Sales restrictions discount (1)	10.0 - 20.0	16.7
Equity warrant assets (private portfolio)	261	Black-Scholes option pricing model	Volatility	25.8 - 56.9	43.9
			Risk-Free interest rate	0.04 - 1.16	0.4
			Marketability discount (2)	20.8	20.8
			Remaining life assumption (3)	40.0	40.0
December 31, 2020:
Equity warrant assets (public portfolio)	1	Black-Scholes option pricing model	Volatility	46.0% - 56.8%	49.1%
			Risk-Free interest rate	0.3- 0.9	0.6
			Sales restrictions discount (1)	10.0 - 20.0	10.2
Equity warrant assets (private portfolio)	191	Black-Scholes option pricing model	Volatility	24.4 - 56.8	43.2
			Risk-Free interest rate	0.01 - 0.52	0.1
			Marketability discount (2)	20.6	20.6
			Remaining life assumption (3)	40.0	40.0

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
(3)We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on terminations and exercises. At September 30, 2021, the weighted average contractual remaining term was 6.6 years, compared to our estimated remaining life of 2.6 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.
For the three and nine months ended September 30, 2021 and 2020, we did not have any transfers between Level 3 and Level 1. All transfers from Level 3 to Level 2 for the three and nine months ended September 30, 2021 and 2020 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above).

Financial Instruments not Carried at Fair Value
FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at September 30, 2021 and December 31, 2020:

		Estimated Fair Value
(Dollars in millions)	Carrying Amount	Total	Level 1	Level 2	Level 3
September 30, 2021:
Financial assets:
Cash and cash equivalents	$18,940	$18,940	$18,940	$—	$—
HTM securities	82,365	81,995	—	81,995	—
Non-marketable securities not measured at net asset value	350	350	—	—	350
Non-marketable securities measured at net asset value	692	692	—	—	—
Net loans	61,089	62,489	—	—	62,489
FHLB and Federal Reserve Bank stock	107	107	—	—	107
Financial liabilities:
Short-term borrowings	97	97	—	97	—
Non-maturity deposits (1)	169,833	169,833	169,833	—	—
Time deposits	1,349	1,350	—	1,350	—
3.50% Senior Notes	349	376	—	376	—
3.125% Senior Notes	496	535	—	535	—
1.80% Senior Notes	495	481	—	481	—
2.10% Senior Notes	496	505	—	505	—
Junior subordinated debentures	90	86	—	86	—
Off-balance sheet financial assets:
Commitments to extend credit	—	45	—	—	45
December 31, 2020:
Financial assets:
Cash and cash equivalents	$17,675	$17,675	$17,675	$—	$—
HTM securities	16,592	17,217	—	17,217	—
Non-marketable securities not measured at net asset value	241	241	—	—	241
Non-marketable securities measured at net asset value	390	390	—	—	—
Net loans	44,734	45,324	—	—	45,324
FHLB and Federal Reserve Bank stock	61	61	—	—	61
Financial liabilities:
Short-term borrowings	21	21	—	21	—
Non-maturity deposits (1)	101,294	101,294	101,294	—	—
Time deposits	688	502	—	502	—
3.50% Senior Notes	349	383	—	383	—
3.125% Senior Notes	495	564	—	564	—
Off-balance sheet financial assets:
Commitments to extend credit	—	37	—	—	37

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of September 30, 2021:

(Dollars in millions)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$361	$361	$9
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	656	656	7
Debt funds (2)	5	5	—
Other investments (2)	35	35	1
Total	$1,057	$1,057	$17

(1)Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds (consolidated VIEs) and investments in venture capital and private equity fund investments (unconsolidated VIEs). Collectively, these investments in venture capital and private equity funds are primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $102 million and $2 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.
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
17. Subsequent Events
Series D and Series E Preferred Stock and Senior Notes Offerings
On October 28, 2021, the Company issued depositary shares each representing a 1/100th ownership interest in 1,000,000 shares of Series D Preferred Stock with a $0.001 par value and a liquidation preference of $100,000 per share, or $1,000 per depositary share. The Series D Preferred Stock is perpetual and has no stated maturity. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.250 percent from the original issue date to, but excluding, November 15, 2026, and (ii) for the November 15, 2026 dividend date and during each subsequent five-year period, the five-year treasury rate (calculated three business days prior to each reset date as the five-day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities) plus 3.074 percent.
On October 28, 2021, the company also issued depositary shares each representing a 1/100th ownership interest in 600,000 shares of Series E Preferred Stock with a $0.001 par value and a liquidation preference of $100,000 per share, or $1,000 per depositary share. The Series E Preferred Stock is perpetual and has no stated maturity. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.700 percent from the original issue date to, but excluding, November 15, 2031, and (ii) for the November 15, 2031 dividend date and during each subsequent ten-year period, the ten-year treasury rate (calculated three business days prior to each reset date as the five-day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for ten-year maturities) plus 3.064 percent.
Concurrently with the offering of the Series D and Series E Preferred Stock, SVB Financial Group issued $650 million of 1.800% Senior Notes due in October 2026, with interest payments starting April 28, 2022, and payable every April 28th and October 28th. The notes will be senior unsecured obligations of SVB Financial Group and will rank equally with all of our other unsecured and unsubordinated indebtedness.

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
•Descriptions of our strategic initiatives, plans or objectives for future operations, including pending sales or acquisitions, such as the continuing integration of Boston Private and the expansion of SVB Leerink into the technology investment banking sector;
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
•the impact of changes from the Biden-Harris administration and the U.S. Congress on the economic environment, capital markets and regulatory landscape, including monetary, tax and other trade policies, or the economic impact from the US Congress failing to increase the statutory debt ceiling;
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
•our ability to attract and retain the appropriate talent to support our operations growth;
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
•our ability to maintain or increase our market share, including through successfully implementing our business strategy and undertaking new business initiatives, including through the continuing integration of Boston Private;
•greater than expected costs or other difficulties related to the continuing integration of our business and that of Boston Private;
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

The operating and economic environment during the third quarter continued to be impacted by the COVID-19 pandemic and related government orders. Statements about the effects of the COVID-19 pandemic on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, potential variations of the virus, vaccination rates, the need for vaccine booster shots, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us.
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
Management’s Overview of Third Quarter 2021 Performance
We delivered another quarter of exceptional financial performance in the third quarter. Robust global venture capital and private equity fundraising, investment and exit activity continued in the third quarter, generating ample liquidity for our clients and strong balance sheet growth for us, amplified by our acquisition of Boston Private. Compared to a year ago, our average assets more than doubled, driven primarily by increases in our average fixed income securities and loan balances. Our exceptional balance sheet growth and acquisition of Boston Private drove an increase in net interest income as our balance sheet has now grown to a size that enables us to generate strong, sustainable net interest income growth. Our core fee income also grew compared to the third quarter of 2020 due to the addition of wealth management and trust fees from Boston Private in the third quarter of 2021 as well as increases in our foreign exchange fees and credit cards fees. SVB Leerink also continued to deliver strong revenues while robust private markets drove warrant and investment gains during the quarter.
We continue to execute on our strategic vision, extending and diversifying our business to support our innovative clients as they grow. As mentioned before, we completed our acquisition of Boston Private and turned our focus to integrating our Private Bank and Wealth Management capabilities and teams. We also significantly expanded our investment banking capabilities with key new hires in Technology, Healthcare Services and HealthTech investment banking at SVB Leerink. We are also accelerating our investment to create an enhanced client experience across all our businesses by creating an integrated, end-to-end digital banking and digital client onboarding solution. We are also making additional investments in platform upgrades, application programming interfaces and payment enablement solutions to ensure we can continue to add value throughout our clients' life cycles.
To support our continued balance sheet growth, we issued 2,227,000 shares resulting in an additional $1.2 billion, net, of common equity during the third quarter. Additionally, on October 28, 2021, we issued $2.25 billion in debt and equity comprised of: (1) $650 million of senior notes, (2) $1.0 billion of preferred stock Series D, and (3) $600 million of preferred stock Series E. Our strong earnings combined with accessing the capital markets has helped offset the impact of our balance sheet growth, which enables us to further support our already well-capitalized capital ratios and continues to enable us to maintain our growth momentum in the near term while investing for the long-term.
Continuing COVID-19 Pandemic Environment
The global COVID-19 pandemic has resulted in unprecedented challenges and volatility in economic, market and business conditions. It has caused significant economic and financial disruptions that have adversely affected or otherwise impacted our business, financial condition and results of operations.
During the third quarter of 2021, the economy continued to generally improve with increased vaccine rates and business activity. However, there still remains much uncertainty around containment of the pandemic and the trajectory of the broader economic recovery, particularly in light of the spread of the Delta variant that has caused the number of cases to increase in the United States and other international locations where we operate. We cannot predict at this time the scope and duration of the pandemic, which will depend on a variety of factors, including but not limited to, the extent and spread of the Delta variant and other variants of the virus; the availability, adoption and efficacy of vaccines and vaccine booster shots, as well as government and other actions to mitigate the spread of COVID-19, such as stay at home orders, restrictions on business activities, health and safety guidelines, economic relief for individuals and businesses, and monetary policy measures. The economic, market and business conditions impacted by COVID-19 may be slow to recover or may worsen if the pandemic continues for a prolonged period of time. Even if the pandemic subsides, there may be additional variants of the virus or a resurgence of the pandemic, as we have seen domestically and internationally. We continue to be subject to heightened business, operational (including fraud), market, credit and other risks related to the COVID-19 pandemic environment, which may have an adverse effect on our business, financial condition and results of operations. (See “Risk Factors” under Part II, Item 1A of this report).
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
We have established a LIBOR Transition Program to identify and address all LIBOR transition issues, consisting of dedicated leadership and staff that engage with relevant business lines and support groups. As part of this program, we continue to identify, assess, and monitor risks associated with the discontinuation of LIBOR. As such, we have implemented a process to assess the population of loans and contracts that will be impacted by this reference rate reform. As of March 31, 2021, we ceased issuing new loans in British Pound Sterling, Euro, or Swiss Franc that reference LIBOR. We plan to no longer offer U.S. dollar LIBOR-based loans effective December 31, 2021.

We intend to adopt SOFR as our preferred replacement index for U.S. dollar LIBOR. SOFR is the ARRC preferred alternative to U.S. dollar LIBOR. It represents a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities and is compliant with IOSCO standards. Furthermore, SOFR is suitable for use across a broad range of financial products, including derivatives and many cash products that historically referenced U.S. dollar LIBOR.
A summary of our performance for the three months ended September 30, 2021 (compared to the three months ended September 30, 2020, where applicable) is as follows:

BALANCE SHEET	EARNINGS
Assets. $182.7 billion in average total assets (up 106.8%). $191.0 billion in period-end total assets (up 97.1%).
Loans. $59.3 billion in average total loan balances (up 58.9%). $61.5 billion in period-end total loan balances (up 60.1%).
Total Client Funds. (on-balance sheet deposits and off-balance sheet client investment funds). $354.7 billion in average total client fund balances (up 76.2%). $371.4 billion in period-end total client fund balances (up 75.6%).
AFS/HTM Fixed Income Investments. $93.8 billion in average fixed income investment securities (up 187.9%). $105.3 billion in period-end fixed income investment securities (up 170.9%).

EPS. Earnings per diluted share of $6.24 (down 26.3%). Includes merger-related charges of $83 million, or $1.02 per diluted common share, as well as a $46 million day one provision on non-PCD loans and unfunded credit commitments acquired from Boston Private, or $0.57 per diluted common share.
Net Income. Consolidated net income available to common stockholders of $365 million (down 17.4%).
-Net interest income of $852 million (up 61.4%).
-Net interest margin of 1.95% (down 58 bps).
-Noninterest income of $672 million (up 22.9%), non-GAAP core fee income+ of $204 million (up 39.7%) and non-GAAP SVB Leerink revenue++ of $107 million (down 0.9%).
-Noninterest expense of $879 million (up 79.0%).

Return on Average Equity. Return on average equity (annualized) performance of 12.47%.
Operating Efficiency Ratio. Operating efficiency ratio of 57.68%.

CAPITAL	CREDIT QUALITY
Capital+++. Active capital management, with all capital ratios considered “well-capitalized” under banking regulations. SVB Financial and Bank capital ratios, respectively, were:
-CET 1 risk-based capital ratio of 12.73% and 14.68%.
-Tier 1 risk-based capital ratio of 15.37% and 14.68%.
-Total risk-based capital ratio of 15.87% and 15.21%.
-Tier 1 leverage ratio of 7.77% and 7.30%.

Credit Quality. Stable credit trends and improving economic environment.
-ACL for loans of 0.65% as a percentage of period-end total loans.
-Provision for loans was a net benefit of 0.06% as a percentage of period-end total loans (annualized).
-Net loan charge-offs of 0.07% as a percentage of average total loans (annualized).

+ Consists of fee income for deposit services, letters of credit and standby letters of credit, credit cards, client investments, wealth management and trust, foreign exchange and lending-related activities. This is a non-GAAP financial measure. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”)
++ Consists of investment banking revenue and commissions. This is a non-GAAP financial measure. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”).
+++ In March 2020, the federal banking agencies provided transitional relief to banking organizations with respect to the impact of CECL on regulatory capital. Under the 2020 CECL Transition Rule, banking organizations may delay the estimated impact of CECL on regulatory capital for two years, followed by a three-year period to phase out the aggregate capital benefit provided during the initial two-year delay. We have elected to use this five-year transition option. For additional details, see "Capital Resources" within "Consolidated Financial Condition" under Part 1, Item 2 of this report.

A summary of our performance for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in millions, except per share data, employees and ratios)	2021	2020	% Change		2021	2020	% Change
Income Statement:
Diluted EPS	$6.24	$8.47	(26.3)%		$25.16	$15.46	62.7%
Net income available to common stockholders	365	442	(17.4)		1,399	803	74.2
Net interest income	852	528	61.4		2,240	1,565	43.1
Net interest margin	1.95%	2.53%	(58)	bps	2.08%	2.79%	(71)	bps
Provision (reduction) for credit losses (1) (2)	21	(52)	(140.4)%		75	258	(70.9)%
Noninterest income	672	547	22.9		2,177	1,218	78.7
Noninterest expense	879	491	79.0		2,168	1,370	58.2
Non-GAAP core fee income (3)	204	146	39.7		535	447	19.7
Non-GAAP core fee income, plus SVB Leerink revenue (3)	311	254	22.4		928	777	19.4
Balance Sheet:
Average AFS securities	$23,290	$20,027	16.3%		$25,280	$15,476	63.3%
Average HTM securities	70,512	12,553	NM		48,073	13,054	NM
Average loans, amortized cost	59,291	37,319	58.9		51,843	35,836	44.7
Average noninterest-bearing demand deposits	109,638	51,544	112.7		91,600	46,341	97.7
Average interest-bearing deposits	53,754	26,136	105.7		44,513	22,825	95.0
Average total deposits	163,392	77,680	110.3		136,113	69,166	96.8
Earnings Ratios:
Return on average assets (annualized) (4)	0.79%	1.99%	(60.3)%		0.98%	1.34%	(26.9)%
Return on average SVBFG stockholders’ equity (annualized) (5)	12.47	24.19	(48.4)		19.41	15.56	24.7
Asset Quality Ratios:
ACL for loans as a % of total period-end loans	0.65%	1.34%	(69)	bps	0.65%	1.34%	(69)	bps
ACL for performing loans as a % of total performing loans	0.59	1.17	(58)		0.59	1.17	(58)
Gross loan charge-offs as a % of average total loans (annualized)	0.13	0.30	(17)		0.33	0.30	3
Net loan charge-offs as a % of average total loans (annualized)	0.07	0.26	(19)		0.29	0.24	5
Capital Ratios:
SVBFG CET 1 risk-based capital ratio	12.73%	12.31%	42	bps	12.73%	12.31%	42	bps
SVBFG tier 1 risk-based capital ratio	15.37	13.25	212		15.37	13.25	212
SVBFG total risk-based capital ratio	15.87	14.19	168		15.87	14.19	168
SVBFG tier 1 leverage ratio	7.77	8.26	(49)		7.77	8.26	(49)
SVBFG tangible common equity to tangible assets (6)	6.17	7.52	(135)		6.17	7.52	(135)
SVBFG tangible common equity to risk-weighted assets (6)	12.71	13.28	(57)		12.71	13.28	(57)
Bank CET 1 risk-based capital ratio	14.68	10.75	393		14.68	10.75	393
Bank tier 1 risk-based capital ratio	14.68	10.75	393		14.68	10.75	393
Bank total risk-based capital ratio	15.21	11.75	346		15.21	11.75	346
Bank tier 1 leverage ratio	7.30	6.45	85		7.30	6.45	85
Bank tangible common equity to tangible assets (6)	7.12	6.42	70		7.12	6.42	70
Bank tangible common equity to risk-weighted assets (6)	14.98	11.79	319		14.98	11.79	319
Other Ratios:
Operating efficiency ratio (7)	57.68%	45.66%	26.3%		49.08%	49.23%	(0.3)%
Total costs of deposits (annualized) (8)	0.05	0.04	25.0		0.04	0.10	(60.0)
Book value per common share (9)	$208.53	$143.91	44.9		$208.53	$143.91	44.9
Tangible book value per common share (10)	200.01	140.37	42.5		200.01	140.37	42.5
Other Statistics:
Average full-time equivalent employees	6,024	4,216	42.9%		5,144	3,914	31.4%
Period-end full-time equivalent employees	6,208	4,336	43.2		6,208	4,336	43.2

(1)This metric for the three and nine months ended September 30, 2021 includes a post-combination provision of $46 million to record the ACL for non-PCD loans and unfunded credit commitments acquired from Boston Private.
(2)This metric for the nine months ended September 30, 2021 includes the impact of an $80 million charge-off related to potentially fraudulent activity discussed in previous filings.
(3)See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and non-GAAP core fee income plus investment banking revenue and commissions.
(4)Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average assets.
(5)Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average SVBFG stockholders’ equity.
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
There have been no significant changes during the nine months ended September 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2020 Form 10-K.
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

	2021 Compared to 2020			2021 Compared to 2020
	Three months ended September 30, increase (decrease) due to change in			Nine months ended September 30, increase (decrease) due to change in
(Dollars in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$2	$1	$3	$5	$(16)	$(11)
Fixed income investment portfolio (taxable)	230	(56)	174	507	(153)	354
Fixed income investment portfolio (non-taxable)	22	(5)	17	51	(11)	40
Loans, amortized cost	193	(43)	150	438	(133)	305
Increase (decrease) in interest income, net	447	(103)	344	1,001	(313)	688
Interest expense:
Interest bearing checking and savings accounts	—	(2)	(2)	1	(3)	(2)
Money market deposits	9	3	12	19	(24)	(5)
Money market deposits in foreign offices	—	—	—	—	—	—
Time deposits	1	—	1	1	—	1
Sweep deposits in foreign offices	—	—	—	—	(4)	(4)
Total increase (decrease) in deposits expense	10	1	11	21	(31)	(10)
Short-term borrowings	—	—	—	—	(3)	(3)
Long term debt	6	—	6	18	—	18
Total increase (decrease) in borrowings expense	6	—	6	18	(3)	15
Increase (decrease) in interest expense, net	16	1	17	39	(34)	5
Increase (decrease) in net interest income	$431	$(104)	$327	$962	$(279)	$683
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended September 30, 2021 and 2020
Net interest income increased by $327 million to $859 million for the three months ended September 30, 2021, compared to $532 million for the comparable 2020 period. Overall, our net interest income increased primarily from our fixed income investment securities and loans due to increases in average balances. The increase in net interest income was partially offset by lower yields on fixed income investment securities and loans. Upon completion of the Boston Private acquisition, a $104 million fair market value adjustment was made on the acquired loans that will be amortized into loan interest income over the contractual terms of the underlying loans using the constant effective yield method. The adjustment will be approximately 90 percent amortized by the end of fiscal year 2023. For the three and nine months ended September 30, 2021, $20 million of premium amortization partially offset the overall increase in net interest income.
The main factors affecting interest income and interest expense for the three months ended September 30, 2021, compared to the comparable 2020 period are discussed below:
•Interest income for the three months ended September 30, 2021 increased by $344 million due primarily to:
◦A $191 million increase in interest income from our fixed income investment securities due primarily to an increase of $61.2 billion in average fixed income investment securities driven by exceptional average deposit growth. The increase in interest income from growth of our average fixed income investment securities was partially offset by declines in yields earned on these investments reflective of the lower interest rate market environment, and
◦A $150 million increase in interest income on loans to $519 million for the three months ended September 30, 2021, compared to $369 million for the comparable 2020 period. The increase was reflective of an increase in average loan balances of $22.0 billion, partially offset by a decrease in overall loan yields of 46 bps to 3.47 percent from 3.93 percent. Gross loan yields, excluding loan interest recoveries and loan fees, decreased 23 bps to 3.18 percent from 3.41 percent, driven by growth in our lower yielding Global Fund Banking portfolio as well as the addition of lower yielding Boston Private loans.
•Interest expense for the three months ended September 30, 2021 increased by $17 million due primarily to:

◦An $11 million increase in interest expense on deposits due primarily to an increase in average interest-bearing money market deposits balance partially driven by the addition of Boston Private deposits, and
◦A $6 million increase in interest expense on borrowings due primarily to interest expense on our 1.800% Senior Notes issued in February 2021 and our 2.100% Senior Notes issued in May 2021.
Nine months ended September 30, 2021 and 2020
•Interest income for the nine months ended September 30, 2021 increased by $688 million due primarily to:
◦A $394 million increase in interest income from our fixed income investment securities due primarily to an increase of $44.8 billion in average fixed income investment securities driven by exceptional average deposit growth. The increase in interest income from growth of our average fixed income investment securities was partially offset by declines in yields earned on these investments reflective of the lower interest rate market environment, and
◦A $305 million increase in interest income on loans to $1.4 billion for the nine months ended September 30, 2021, compared to $1.1 billion for the comparable 2020 period. The increase was reflective of an increase in average loan balances of $16.0 billion, partially offset by a decrease in overall loan yields of 49 bps to 3.67 percent from 4.16 percent. Gross loan yields, excluding loan interest recoveries and loan fees, decreased 43 bps to 3.23 percent from 3.66 percent, driven by growth in our lower yielding Global Fund Banking portfolio, decreases in Federal Funds rates in the first quarter of 2020 and the addition of lower yielding Boston Private loans.
•Interest expense for the nine months ended September 30, 2021 increased by $5 million due primarily to:
◦A $15 million increase in interest expense on borrowings due primarily to interest expense on our 3.125% Senior Notes issued in June 2020, our 1.800% Senior Notes issued in February 2021 and our 2.100% Senior Notes issued in May 2021, partially offset by
◦A $10 million decrease in interest expense on deposits due primarily to a decrease in interest paid on our interest-bearing money market deposits due to the decreases in market rates, partially offset by an increase in average interest-bearing money market deposits balance.
Net Interest Margin (Fully Taxable Equivalent Basis)
Three months ended September 30, 2021 and 2020
•Our net interest margin decreased by 58 bps to 1.95% for the three months ended September 30, 2021, compared to 2.53 percent for the comparable 2020 period. The lower margin for the three months ended September 30, 2021 was due primarily to higher growth in our lower-yielding cash and investment securities portfolio relative to the growth in our loan portfolio driven by significant growth in our average deposits, and a decrease in yields on loans as discussed above. Average loans represented 33.9 percent of average interest earnings assets for the three months ended September 30, 2021, compared to 44.6 percent for the comparable 2020 period.
Nine months ended September 30, 2021 and 2020
•Our net interest margin decreased by 71 bps to 2.08% for the nine months ended September 30, 2021, compared to 2.79 percent for the comparable 2020 period. The lower margin for the nine months ended September 30, 2021 was due primarily to higher growth in our lower-yielding cash and investment securities portfolio relative to the growth in our loan portfolio driven by significant growth in our average deposits, as well as a decrease in yields on loans as discussed above. Average loans represented 35.6 percent of average interest earnings assets for the nine months ended September 30, 2021, compared to 47.5 percent for the comparable 2020 period.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests, preferred stock, and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and nine months ended September 30, 2021 and 2020:

Average Balances, Rates and Yields for the Three Months Ended September 30, 2021 and 2020

	Three months ended
	2021			2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$21,779	$5	0.10%	$13,817	$2	0.08%
Investment securities: (2)
AFS securities:
Taxable	23,290	69	1.17	20,027	88	1.74
HTM securities:
Taxable	64,899	262	1.61	10,286	69	2.66
Non-taxable (3)	5,613	36	2.53	2,267	19	3.31
Total loans, amortized cost (4) (5)	59,291	519	3.47	37,319	369	3.93
Total interest-earning assets	174,872	891	2.02	83,716	547	2.60
Cash and due from banks	2,285			1,162
ACL	(451)			(610)
Other assets (6)	5,984			4,080
Total assets	$182,690			$88,348
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$4,310	$1	0.14%	$4,298	$3	0.28%
Money market deposits	46,051	17	0.14	19,829	5	0.09
Money market deposits in foreign offices	1,039	—	0.01	262	—	0.03
Time deposits	1,245	1	0.32	381	—	0.48
Sweep deposits in foreign offices	1,109	—	0.01	1,366	—	0.03
Total interest-bearing deposits	53,754	19	0.14	26,136	8	0.13
Short-term borrowings	99	—	0.17	16	—	0.10
Long-term debt	1,936	13	2.66	843	7	1.78
Total interest-bearing liabilities	55,789	32	0.23	26,995	15	0.23
Portion of noninterest-bearing funding sources	119,083			56,721
Total funding sources	174,872	32	0.07	83,716	15	0.07
Noninterest-bearing funding sources:
Demand deposits	109,638			51,544
Other liabilities	3,279			2,055
Preferred stock	2,065			340
SVBFG common stockholders’ equity	11,613			7,266
Noncontrolling interests	306			148
Portion used to fund interest-earning assets	(119,083)			(56,721)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$182,690			$88,348
Net interest income and margin		$859	1.95%		$532	2.53%
Total deposits	$163,392			$77,680
Average SVBFG common stockholders’ equity as a percentage of average assets			6.36%			8.22%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(7)			(4)
Net interest income, as reported		$852			$528

(1)Includes average interest-earning deposits in other financial institutions of $5.5 billion and $1.0 billion for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, balances also include $15.9 billion and $11.3 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.
(2)Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent for all periods presented.
(4)Nonaccrual loans are reflected in the average balances of loans.
(5)Interest income includes loan fees of $43 million and $50 million for the three months ended September 30, 2021 and 2020, respectively.
(6)Average investment securities of $3.0 billion and $2.1 billion for the three months ended September 30, 2021 and 2020, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other equity securities.

Average Balances, Rates and Yields for the Nine Months Ended September 30, 2021 and 2020

	Nine months ended
	September 30, 2021			September 30, 2020
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$20,357	$12	0.08%	$11,026	$23	0.28%
Investment securities: (2)
AFS securities:
Taxable	25,280	266	1.40	15,476	234	2.02
HTM securities:
Taxable	43,439	540	1.67	10,947	218	2.66
Non-taxable (3)	4,634	93	2.69	2,107	53	3.39
Total loans, amortized cost (4) (5)	51,843	1,422	3.67	35,836	1,117	4.16
Total interest-earning assets	145,553	2,333	2.15	75,392	1,645	2.91
Cash and due from banks	1,979			952
ACL	(449)			(500)
Other assets (6)	5,869			3,917
Total assets	$152,952			$79,761
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$3,692	$3	0.12%	$2,347	$5	0.27%
Money market deposits	37,876	36	0.13	18,330	41	0.30
Money market deposits in foreign offices	900	—	0.03	273	—	0.03
Time deposits	847	2	0.33	244	1	0.68
Sweep deposits in foreign offices	1,198	—	0.02	1,631	4	0.33
Total interest-bearing deposits	44,513	41	0.12	22,825	51	0.30
Short-term borrowings	50	—	0.16	533	3	0.83
Long-term debt	1,571	33	2.79	561	15	3.48
Total interest-bearing liabilities	46,134	74	0.21	23,919	69	0.39
Portion of noninterest-bearing funding sources	99,419			51,473
Total funding sources	145,553	74	0.07	75,392	69	0.12
Noninterest-bearing funding sources:
Demand deposits	91,600			46,341
Other liabilities	3,831			2,119
Preferred stock	1,502			340
SVBFG common stockholders’ equity	9,639			6,892
Noncontrolling interests	246			150
Portion used to fund interest-earning assets	(99,419)			(51,473)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$152,952			$79,761
Net interest income and margin		$2,259	2.08%		$1,576	2.79%
Total deposits	$136,113			$69,166
Average SVBFG common stockholders’ equity as a percentage of average assets			6.30%			8.64%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(19)			(11)
Net interest income, as reported		$2,240			$1,565

(1)Includes average interest-earning deposits in other financial institutions of $4.3 billion and $936 million for the nine months ended September 30, 2021 and 2020, respectively. The balance also includes $15.8 billion and $8.9 billion deposited at the FRB, earning interest at the Federal Funds target rate for the nine months ended September 30, 2021 and 2020, respectively.
(2)Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)Interest income on non-taxable AFS securities is presented on a fully taxable-equivalent basis using the federal statutory tax rate of 21.0 percent for all periods presented.
(4)Nonaccrual loans are reflected in the average balances of loans.
(5)Interest income includes loan fees of $169 million and $136 million for the nine months ended September 30, 2021 and 2020, respectively.
(6)Average investment securities of $3.2 billion and $1.9 billion for the nine months ended September 30, 2021 and 2020, respectively, were classified as other assets as they were noninterest-earning assets. These investments consisted primarily of non-marketable and other equity securities.

Provision for Credit Losses
The provision for credit losses is the combination of (i) the provision for loans, (ii) the provision for unfunded credit commitments and (iii) the provision for HTM securities. Our allowance for credit losses reflects our best estimate of probable credit losses that are inherent in the portfolios at the balance sheet date.
The following table summarizes our ACL for loans, unfunded credit commitments and HTM securities for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
ACL, beginning balance	$396	$590	$448	$305
Day one impact of adopting ASC 326	—	—	—	25
Initial allowance on PCD loans	22	—	22	—
(Reduction) provision for loans (1) (2)	(9)	(54)	41	247
Gross loan charge-offs (2)	(19)	(28)	(129)	(80)
Loan recoveries	8	4	16	16
Foreign currency translation adjustments	—	1	—	—
ACL, ending balance	$398	$513	$398	$513
ACL for unfunded credit commitments, beginning balance	120	99	121	67
Day one impact of adopting ASC 326	—	—	—	23
Provision for unfunded credit commitments (1)	29	2	28	11
ACL for unfunded credit commitments, ending balance (3)	$149	$101	$149	$101
ACL for HTM securities, beginning balance	5	—	—	—
Provision for HTM securities	1	—	6	—
ACL for HTM securities, ending balance (4)	$6	$—	$6	$—
Ratios and other information:
(Reduction) provision for loans as a percentage of period-end total loans (annualized)	(0.06)%	(0.56)%	0.09%	0.86%
Gross loan charge-offs as a percentage of average total loans (annualized)	0.13	0.30	0.33	0.30
Net loan charge-offs as a percentage of average total loans (annualized)	0.07	0.26	0.29	0.24
ACL for loans as a percentage of period-end total loans	0.65	1.34	0.65	1.34
Provision (reduction) for credit losses (1)	$21	$(52)	$75	$258
Period-end total loans	61,487	38,414	61,487	38,414
Average total loans	59,291	37,319	51,843	35,836
Allowance for loan losses for nonaccrual loans	33	64	33	64
Nonaccrual loans	114	106	114	106

(1)The provision for credit losses for the three and nine months ended September 30, 2021 includes $46 million recognized as a result of the Boston Private acquisition, which consists of a $44 million provision for loan losses related to non-PCD loans and a $2 million provision for unfunded commitments.
(2)Metrics for the nine months ended September 30, 2021 includes the impact of an $80 million charge-off related to potentially fraudulent activity as disclosed in previous filings.
(3)The “ACL for unfunded credit commitments” is included as a component of “Other liabilities” on our consolidated balance sheets.
(4)The "ACL for HTM securities" is included as a component of "HTM securities" and presented net in our consolidated financial statements.

(Reduction) Provision for Loans
We had a reduction in the provision for credit losses for loans of $9 million for the three months ended September 30, 2021 and a provision of $41 million for the nine months ended September 30, 2021, compared to a reduction of $54 million and provision of $247 million for the three and nine months ended September 30, 2020, respectively. The reduction in provision for loans of $9 million for the three months ended September 30, 2021 was driven primarily by a $69 million reduction in provision due to model enhancements and an $8 million reduction for recoveries. These reductions were largely offset by a $44 million day one provision for Boston Private non-PCD loans, a $10 million provision for loan growth, and an increase of $15 million for charge-offs not specifically reserved for at June 30, 2021.
The enhancements to our legacy SVB reserving model consisted primarily of (i) more granular prepayment modelling, (ii) the addition of two years of incremental data and (iii) re-selection of certain macroeconomic variables. We refined our prepayment assumptions to be more granular and product-specific, with the largest impact being a lower weighted average life in our legacy Private Bank portfolio reflective of higher prepayment rates in that segment. The additional two years of portfolio data reflected generally strong credit performance, despite the recently stressed economic environment. The re-selection of variables applied across the entirety of the legacy SVB CECL model, though the resulting impact was most relevant to our legacy Private Bank portfolio. Our model for estimating the probability of default on legacy Private Bank loans previously referenced GDP as a key macroeconomic variable. The COVID-19 pandemic introduced unprecedented volatility in GDP forecasts and modelling outcomes, some of which did not fully align with our expectation of credit losses in the Private Bank, given the majority of this portfolio consists of mortgage loans and credit quality indicators remained strong. Based on our additional historical experience, we now believe the Housing Price Index is a more appropriate macroeconomic variable for this segment, particularly in terms of its performance during the COVID pandemic and our expectation for Private Bank losses.
The reduction for credit losses for loans of $54 million for the three months ended September 30, 2020 was driven primarily by an $82 million reduction in reserves for our performing loans reflective of improved economic scenarios in our forecast models, as well as a qualitative adjustment reflective of strong credit performance from our Private Bank portfolio segment, a $5 million decrease related to changes in loan composition within our portfolio segments and $4 million of recoveries. These decreases were partially offset by $23 million for net new nonaccrual loans and $15 million for charge-offs not specifically reserved for at June 30, 2020. The reduction related to improved economic scenarios in our forecast models was driven primarily by our Investor Dependent Early-Stage portfolio segment which is more sensitive to the underlying macro-economic forecasts utilized in our CECL model as compared to the remaining portfolio segments as well as a decrease in balances in that portfolio segment.
The provision for credit losses for loans of $41 million for the nine months ended September 30, 2021, was driven primarily by a $43 million increase for growth in our legacy loan portfolio, the $44 million provision for Boston Private loans, and $104 million of charge-offs not specifically reserved for at December 31, 2020, of which $80 million was related to a single instance of potentially fraudulent activity as disclosed in previous filings. These increases in the provision were partially offset by $16 million of recoveries, a $68 million reduction in performing reserves as a result of the ongoing improvement of economic scenarios in our forecast models, and the $69 million reduction in provision due to model enhancements described above.
The provision for credit losses for loans of $247 million for the nine months ended September 30, 2020 was driven primarily by $135 million in additional reserves for our performing loans based on our forecast models of the current economic environment under the CECL methodology adopted January 1, 2020, including the impact of the COVID-19 pandemic, as well as changes in loan composition within our portfolio segments, $58 million in net new nonaccrual loans, $39 million for charge-offs not specifically reserved for at December 31, 2019 and $32 million in additional reserves for period-end loan growth, partially offset by $16 million of recoveries.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $29 million and $28 million for the three and nine months ended September 30, 2021, respectively, compared to a provision of $2 million and $11 million for the three and nine months ended September 30, 2020. The provision of $29 million for the three months ended September 30, 2021 was driven primarily by a $17 million increase attributable to commitment growth and changes in portfolio composition and a $10 million increase primarily from an increase in the expected future commitments for milestone tranches of Investor Dependent loans, which are tied to company performance or additional funding rounds, resulting in a longer weighted average life of these higher risk segments. Additionally, we recorded a provision of $2 million related to Boston Private unfunded commitments.
The provision for credit losses for unfunded credit commitments of $2 million for the three months ended September 30, 2020 was driven primarily by the forecast models of the current economic environment as well as changes in the unfunded credit commitments composition within our portfolio segments.
The provision for unfunded credit commitments of $28 million for the nine months ended September 30, 2021, was driven primarily by growth in our outstanding commitments and changes in the unfunded credit commitments composition within our portfolio segments, including the changes described above. These increases were partially offset by improved economic scenarios in our forecast models.
The provision for credit losses for unfunded credit commitments of $11 million for the nine months ended September 30, 2020 was driven primarily by the forecast models of the current economic environment under the CECL methodology adopted January 1, 2020, including the impact of the COVID-19 pandemic, as well as changes in the unfunded credit commitments composition within our portfolio segments.

Gross Loan Charge-Offs
Gross loan charge-offs were $19 million for the three months ended September 30, 2021, of which $15 million was not specifically reserved for at June 30, 2021. Gross loan charge-offs were partly driven by an $8 million charge-off from one Investor Dependent - Early Stage client. The remaining $7 million gross loan charge-offs not previously reserved for were driven primarily by our Investor Dependent and Innovation C&I loan portfolios.
Gross loan charge-offs were $28 million for the three months ended September 30, 2020, of which $15 million was not specifically reserved for at June 30, 2020. Gross loan charge-offs were primarily driven by $28 million charge-offs for our Investor Dependent clients.
Gross loan charge-offs were $129 million for the nine months ended September 30, 2021, of which $104 million was not specifically reserved for in prior quarters. Gross loan charge-offs not previously reserved for were primarily driven by $80 million related to a single instance of potentially fraudulent activity disclosed in previous filings. The remaining $24 million of gross loan charge-offs not previously reserved for came primarily from our Investor Dependent, and Innovation C&I loan portfolios.
Gross loan charge-offs were $80 million for the nine months ended September 30, 2020, of which $39 million was not specifically reserved for in prior quarters. Gross loan charge-offs were primarily driven by $67 million charge-offs for our Investor Dependent clients and a $5 million charge-off from one Innovation C&I client. The remaining charge-offs came primarily from our Cash Flow Dependent - SLBO and Innovation C&I loan portfolios.
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
Provision for HTM Securities
We recorded a provision for credit losses for HTM securities of $1 million and $6 million for the three and nine months ended September 30, 2021, respectively. Our provision for HTM securities for the third quarter of September 30, 2021 was driven primarily by the continued expansion of our corporate bond portfolio, which increased by $160 million from prior quarter. Our HTM portfolio as of September 30, 2021 was entirely made up of A2 or better rated bonds, all considered investment grade.
We recorded a provision for credit losses for HTM securities of less than $1 million for the three and nine months ended September 30, 2020, which was driven primarily by our forecast models of the economic environment, including the impact of the COVID-19 pandemic. Our HTM portfolio as of September 30, 2020 was entirely made up of Aa3 or better rated bonds, all considered investment grade.
See Note 6 — “Investment Securities" of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our ACL for HTM securities.
Noninterest Income
For the three and nine months ended September 30, 2021, noninterest income was $672 million and $2.2 billion, respectively, compared to $547 million and $1.2 billion for the comparable 2020 periods. For the three and nine months ended September 30, 2021, non-GAAP noninterest income, net of noncontrolling interests was $584 million and $2.0 billion, respectively, compared to $519 million and $1.2 billion for the comparable 2020 periods. For the three and nine months ended September 30, 2021, non-GAAP core fee income plus SVB Leerink revenue was $311 million and $928 million, respectively, compared to $254 million and $777 million for the comparable 2020 periods. For the three and nine months ended September 30, 2021, non-GAAP core fee income was $204 million and $535 million, respectively, compared to $146 million and $447 million for the comparable 2020 periods. (See reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures.”)
Use of Non-GAAP Financial Measures
To supplement our unaudited interim consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance (including, but not limited to, non-GAAP core fee income, non-GAAP SVB Leerink revenue, non-GAAP core fee income plus SVB Leerink revenue, non-GAAP noninterest income, non-GAAP net gains on investment securities and non-GAAP financial ratios). These supplemental performance measures may vary from, and may not be comparable to, similarly titled measures by other companies in our industry. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.
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
Core fee income is a non-GAAP financial measure, which represents GAAP noninterest income, but excludes (i) SVB Leerink revenue, (ii) certain line items where performance is typically subject to market or other conditions beyond our control, primarily our net gains (losses) on investment securities and equity warrant assets, and (iii) other noninterest income. Core fee income represents client investment fees, wealth management and trust fees, foreign exchange fees, credit card fees, deposit service charges, lending related fees and letters of credit and standby letters of credit fees.
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
The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
GAAP noninterest income	$672	$547	22.9%	$2,177	$1,218	78.7%
Less: gains on investment securities, net	189	190	(0.5)	661	271	143.9
Less: gains on equity warrant assets, net	147	54	172.2	491	94	NM
Less: other noninterest income	25	49	(49.0)	97	76	27.6
Non-GAAP core fee income plus SVB Leerink revenue (1)	$311	$254	22.4	$928	$777	19.4
Investment banking revenue	90	92	(2.2)	335	281	19.2
Commissions	17	16	6.3	58	49	18.4
Non-GAAP SVB Leerink revenue (2)	$107	$108	(0.9)	$393	$330	19.1
Non-GAAP core fee income (3)	$204	$146	39.7	$535	$447	19.7

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

(3)Non-GAAP core fee income represents noninterest income, but excludes (i) certain line items where performance is typically subject to market or other conditions beyond our control, (ii) our investment banking revenue and commissions and (iii) other noninterest income. Non-GAAP core fee income includes client investment fees, wealth management and trust fees, foreign exchange fees, credit card fees, deposit service charges, lending related fees and letters of credit and standby letters of credit fees.
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
Three months ended September 30, 2021 and 2020
For the three months ended September 30, 2021, we had net gains on investment securities of $189 million, compared to $190 million for the comparable 2020 period. Non-GAAP net gains on investment securities, net of noncontrolling interests, were $101 million for the three months ended September 30, 2021, compared to non-GAAP net gains, net of controlling interest of $162 million for the comparable 2020 period.
Non-GAAP net gains on investment securities, net of noncontrolling interests, of $101 million for the three months ended September 30, 2021 were driven by the following:
•Gains of $129 million from our managed fund of funds, strategic and other investments, and SVB Leerink portfolio driven by unrealized valuations increases of private and public positions, partially offset by
•Losses of $39 million from our public equity securities investments driven by unrealized valuation decreases of positions held.
Nine months ended September 30, 2021 and 2020
For the nine months ended September 30, 2021, we had net gains on investment securities of $661 million, compared to $271 million for the comparable 2020 period. Non-GAAP net gains on investment securities, net of noncontrolling interests, were $435 million for the nine months ended September 30, 2021, compared to $230 million for the comparable 2020 period. Non-GAAP net gains, net of noncontrolling interests, of $435 million for the nine months ended September 30, 2021 were driven primarily by the following:
•Gains of $184 million from our managed fund of funds portfolio driven by unrealized valuations increases of private and public positions as well as fund distributions driven primarily by realized gains from one public company position,
•Gains of $107 million from our strategic and other investments driven primarily by net unrealized valuation increases, and

•Gains of $49 million from our public equity securities investments, driven primarily by realized gains of $43 million from the sale of Big Commerce, Inc. common stock and $38 million from the sale of Coinbase Global, Inc. ("Coinbase") common stock, partially offset by valuation decreases of positions held.
The following tables provide a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three and nine months ended September 30, 2021 and 2020:

(Dollars in millions)	Managed Funds of Funds	Managed Direct Venture Funds	Managed Credit Funds	Public Equity Securities	Debt Funds	Sales of AFS Debt Securities	Strategic and Other Investments	SVB Leerink	Total
Three months ended September 30, 2021
Total gains (losses) on investment securities, net	$109	$5	$7	$(39)	$—	$—	$51	$56	$189
Less: income attributable to noncontrolling interests, including carried interest allocation	53	—	1	—	—	—	—	34	88
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$56	$5	$6	$(39)	$—	$—	$51	$22	$101

Three months ended September 30, 2020
Total gains on investment securities, net	$43	$15	$—	$109	$—	$—	$18	$5	$190
Less: income attributable to noncontrolling interests, including carried interest allocation	20	8	—	—	—	—	—	—	28
Non-GAAP net gains on investment securities, net of noncontrolling interests	$23	$7	$—	$109	$—	$—	$18	$5	$162

Nine months ended September 30, 2021
Total gains on investment securities, net	$337	$42	$20	$49	$2	$—	$107	$104	$661
Less: income attributable to noncontrolling interests, including carried interest allocation	153	17	3	—	—	—	—	53	226
Non-GAAP net gains on investment securities, net of noncontrolling interests	$184	$25	$17	$49	$2	$—	$107	$51	$435

Nine months ended September 30, 2020
Total gains on investment securities, net	$54	$27	$—	$113	$—	$61	$9	$7	$271
Less: income attributable to noncontrolling interests, including carried interest allocation	26	14	—	—	—	—	—	1	41
Non-GAAP net gains on investment securities, net of noncontrolling interests	$28	$13	$—	$113	$—	$61	$9	$6	$230

Gains on Equity Warrant Assets, Net
Three months ended September 30, 2021 and 2020
Net gains on equity warrant assets were $147 million for the three months ended September 30, 2021, compared to net gains of $54 million for the comparable September 30, 2020 period. Net gains on equity warrant assets for the three months ended September 30, 2021 consisted of:
•Net gains on warrant exercises of $91 million driven primarily by IPO activity during the quarter, and
•Net gains of $57 million from warrant valuations increases, driven by our private company portfolio reflective of pricing updates and pending exit activity.

Nine months ended September 30, 2021 and 2020
Net gains on equity warrant assets were $491 million for the nine months ended September 30, 2021, compared to net gains of $94 million for the comparable September 30, 2020 period. Net gains on equity warrant assets for the nine months ended September 30, 2021 consisted of:
•Net gains on warrant exercises of $381 million reflective of $116 million in gains related to Coinbase's direct listing, with the remaining gains driven primarily by IPO activity, and
•Net gains of $112 million from warrant valuations increases, driven by our private company portfolio reflective of pricing updates and pending exit activity.
A summary of gains on equity warrant assets, net, for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Equity warrant assets (1):
Gains on exercises, net	$91	$24	NM	$381	$59	NM
Terminations	(1)	—	NM	(2)	(1)	100.0
Changes in fair value, net	57	30	90.0	112	36	NM
Total gains on equity warrant assets, net	$147	$54	172.2	$491	$94	NM

(1)    At September 30, 2021, we held warrants in 2,749 companies, compared to 2,503 companies at September 30, 2020. The total fair value of our warrant portfolio was $274 million at September 30, 2021 and $202 million at September 30, 2020. Warrants in 50 companies each had fair values greater than $1 million and collectively represented $139 million, or 50.8 percent, of the fair value of the total warrant portfolio at September 30, 2021. Warrants in 28 companies each had fair values greater than $1 million and collectively represented $83 million, or 41.1 percent, of the fair value of the total warrant portfolio at September 30, 2020.
Non-GAAP Core Fee Income

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Non-GAAP core fee income (1):
Client investment fees	$20	$32	(37.5)%	$55	$107	(48.6)%
Wealth management and trust fees	22	—	—	22	—	—
Foreign exchange fees	65	44	47.7	189	128	47.7
Credit card fees	34	23	47.8	93	72	29.2
Deposit service charges	29	22	31.8	82	67	22.4
Lending related fees	21	13	61.5	55	38	44.7
Letters of credit and standby letters of credit fees	13	12	8.3	39	35	11.4
Total non-GAAP core fee income (1)	$204	$146	39.7	$535	$447	19.7
Investment banking revenue	90	92	(2.2)	335	281	19.2
Commissions	17	16	6.3	58	49	18.4
Total non-GAAP Leerink revenue (2)	$107	$108	(0.9)	$393	$330	19.1
Total non-GAAP core fee income plus SVB Leerink revenue (3)	$311	$254	22.4	$928	$777	19.4

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
Client Investment Fees
Client investment fees were $20 million and $55 million for the three and nine months ended September 30, 2021 compared to $32 million and $107 million for the comparable September 30, 2020 periods. The decreases were reflective of a reduction in fee margin resulting from lower short-term market rates, offset by large increases in average off-balance sheet client investment funds. Given our expectations of a continued low rate environment, we generally expect client investment fees in 2021 to be lower than 2020.
A summary of client investment fees by instrument type for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Client investment fees by type:
Sweep money market fees	$12	$18	(33.3)%	$31	$61	(49.2)%
Asset management fees	7	12	(41.7)	22	33	(33.3)
Repurchase agreement fees	1	2	(50.0)	2	13	(84.6)
Total client investment fees	$20	$32	(37.5)	$55	$107	(48.6)
The following table summarizes average client investment funds for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Sweep money market funds	$97,590	$54,495	79.1%	$82,434	$48,367	70.4%
Managed client investment funds (1)(2)	79,400	59,338	33.8	76,537	53,928	41.9
Repurchase agreements	14,296	9,731	46.9	13,426	9,809	36.9
Total average client investment funds (3)	$191,286	$123,564	54.8	$172,397	$112,104	53.8

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)These funds exclude Private Bank AUM beginning in the third quarter of 2021.
(3)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at September 30, 2021 and December 31, 2020:

(Dollars in millions)	September 30, 2021	December 31, 2020	% Change
Sweep money market funds	$105,163	$59,844	75.7%
Managed client investment funds (1)(2)	81,503	70,671	15.3
Repurchase agreements	13,568	10,538	28.8
Total period-end client investment funds (3)	$200,234	$141,053	42.0

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)These funds exclude Private Bank AUM beginning in the third quarter of 2021.
(3)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
Wealth Management and Trust Fees
Wealth management and trust fees was a new core fee income line item for the third quarter of 2021 reflective of the acquisition of Boston Private. Wealth management and trust fees were $22 million for both the three and nine months ended September 30, 2021. A summary of wealth management and fees by instrument type for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Wealth management and trust fees by type:
Wealth management fees	$20	$—	—%	$20	$—	—%
Trust fees	2	—	—	2	—	—
Total wealth management and trust fees	$22	$—	—	$22	$—	—

The following table summarizes the activity relating to AUM for the three months ended September 30, 2021:

Three months ended
(Dollars in millions)	September 30, 2021
Beginning balance (1)	$1,667
Assets acquired (2)	17,980
Net flows	(31)
Market returns	(51)
Ending balance	$19,565

(1)Represents Private Bank assets under management previously reported in off-balance sheet managed client investment funds above.
(2)Represents AUM acquired from the acquisition of Boston Private on July 1, 2021.

Foreign Exchange Fees
Foreign exchange fees were $65 million and $189 million for the three and nine months ended September 30, 2021 compared to $44 million and $128 million for the comparable September 30, 2020 periods. The increases in foreign exchange fees were driven primarily by increases in spot contract commissions reflective of the increased private equity/venture capital deal activity for the three and nine months ended September 30, 2021 compared to the 2020 periods, which had a significant slowdown impact due to the COVID-19 pandemic.
A summary of foreign exchange fee income by instrument type for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Foreign exchange fees by instrument type:
Spot contract commissions	$60	$39	53.8%	$175	$113	54.9%
Forward contract commissions	5	5	—	13	14	(7.1)
Option premium fees	—	—	—	1	1	—
Total foreign exchange fees	$65	$44	47.7	$189	$128	47.7
Credit Card Fees
Credit card fees were $34 million and $93 million for the three and nine months ended September 30, 2021, compared to $23 million and $72 million for the comparable 2020 periods. Credit card fees increased in the third quarter of 2021 as well as the nine months ended September 30, 2021, due to higher transaction volumes reflective of higher utilization, new client growth and relationship expansion compared to the comparable 2020 periods, which were reflective of the slowdown in utilization rates during 2020 due to the height of the COVID-19 pandemic.
A summary of credit card fees by instrument type for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Credit card fees by instrument type:
Card interchange fees, net	$29	$18	61.1%	$78	$55	41.8%
Merchant service fees	4	4	—	12	14	(14.3)
Card service fees	1	1	—	3	3	—
Total credit card fees	$34	$23	47.8	$93	$72	29.2
Deposit Service Charges
Deposit service charges were $29 million and $82 million for the three and nine months ended September 30, 2021 compared to $22 million and $67 million for the comparable 2020 periods. Deposit service charges increased due to the increases in product revenues from strong deposit growth and higher transaction volumes.
Lending Related Fees
Lending related fees were $21 million and $55 million for the three and nine months ended September 30, 2021 compared to $13 million and $38 million for the comparable 2020 periods. The increases were primarily due to increases in fees earned from unused lines of credit due to strong client liquidity.
A summary of lending related fees by type for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Lending related fees by instrument type:
Unused commitment fees	$14	$10	40.0%	$42	$27	55.6%
Other	7	3	133.3	13	11	18.2
Total lending related fees	$21	$13	61.5	$55	$38	44.7
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees were $13 million and $39 million for the three and nine months ended September 30, 2021, compared to $12 million and $35 million for the comparable 2020 periods. The increases were driven primarily by an increase in deferred fee income reflective of larger letter of credit issuances.
Investment Banking Revenue
Investment banking revenue was $90 million and $335 million for the three and nine months ended September 30, 2021, compared to $92 million and $281 million for the comparable 2020 periods. Investment banking revenue was relatively flat when comparing the three months ended September 30, 2021 compared to the comparable 2020 period, reflective of completed deal volume in the third quarter of 2021 compared to 2020. The increase for the nine months ended September 30, 2021 compared to the 2020 period was attributable to overall exceptional levels of capital markets activity in the life science/healthcare markets.
A summary of investment banking revenue by type for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Investment banking revenue:
Underwriting fees	$39	$85	(54.1)	$248	$248	—%
Advisory fees	26	2	NM	39	26	50.0
Private placements and other	25	5	NM	48	7	NM
Total investment banking revenue	$90	$92	(2.2)	$335	$281	19.2

Commissions
Commissions for the three and nine months ended September 30, 2021 were $17 million and $58 million, compared to $16 million and $49 million for the comparable 2020 periods. Commissions include commissions received from clients for the execution of agency-based brokerage transactions in listed and over-the-counter equities. Commissions were relatively flat when comparing the three months ended September 30, 2021 to the comparable period for 2020, reflective of trading activity. The increase for nine months ended September 30, 2021 compared to the comparable period for 2020, was driven by higher trade volume.
Other
Other noninterest income for the three and nine months ended September 30, 2021 was $25 million and $97 million, compared to $49 million and $77 million for the comparable 2020 periods. The decrease for three months ended September 30, 2021 compared to the 2020 period, was primarily due to the $30 million recognized gain upon the exercise and conversion of our convertible debt option for BigCommerce Holdings, Inc. in the third quarter of 2020. The increase for the nine months ended September 30, 2021 compared to the 2020 period was driven primarily by higher fund management fees due to additional funds managed.
Noninterest Expense
A summary of noninterest expense for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Compensation and benefits	$548	$327	67.6%	$1,418	$903	57.0%
Professional services	104	67	55.2	282	170	65.9
Premises and equipment	54	31	74.2	124	85	45.9
Net occupancy	25	19	31.6	60	56	7.1
Business development and travel	6	2	200.0	13	19	(31.6)
FDIC and state assessments	13	7	85.7	33	19	73.7
Merger-related charges	83	—	—	102	—	—
Other	46	38	21.1	136	118	15.3
Total noninterest expense	$879	$491	79.0	$2,168	$1,370	58.2
Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Compensation and benefits:
Salaries and wages	$195	$135	44.4%	$504	$376	34.0%
Incentive compensation plans	229	104	120.2	541	291	85.9
Other employee incentives and benefits (1)	124	88	40.9	373	236	58.1
Total compensation and benefits	$548	$327	67.6	$1,418	$903	57.0
Period-end full-time employees	6,208	4,336	43.2	6,208	4,336	43.2
Average full-time employees	6,024	4,216	42.9	5,144	3,914	31.4

(1)Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), ESOP, warrant incentive and retention plans, agency fees and other employee-related expenses.
Compensation and benefits expense was $548 million and $1.4 billion for the three and nine months ended September 30, 2021, compared to $327 million and $903 million for the comparable September 30, 2020 periods. The key factors affecting changes in compensation and benefits expense were as follows:
•An increase of $60 million and $128 million in salaries and wages reflective primarily of the increase in the number of average FTE driven by both strong hiring for in-sourcing, product development, revenue growth and the Boston

Private acquisition as well as new strategic hires to support the expansion of SVB Leerink's healthcare services and technology investment banking platform,
•An increase of $125 million and $250 million in incentive compensation plans expense related primarily to higher incentive compensation plan accruals as a result of stronger than expected performance during the year and our expected full-year 2021 financial results and an increase in the number of average FTEs related to the Boston Private acquisition as well as SVB Leerink's new technology investment banking platform, and
•An increase of $36 million and $137 million in other employee incentives and benefits driven primarily by an increase in group insurance and payroll taxes and share-based compensation expense due to the increased restricted stock awards granted during 2021.
Our variable compensation plans consist primarily of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, Deferred Compensation Plan, 401(k) and ESOP Plan, SVB Leerink Incentive Compensation Plan and SVB Leerink Retention Award (see descriptions in our 2020 Form 10-K). Total costs incurred under these plans were $255 million and $648 million for the three and nine months ended September 30, 2021 compared to $127 million and $345 million for the comparable September 30, 2020 periods. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $104 million and $282 million for the three and nine months ended September 30, 2021, compared to $67 million and $170 million for the comparable September 30, 2020 periods. The increase was driven primarily by higher consulting fees associated with our initiatives related to our regulatory programs as well as continued investments in our infrastructure and operating projects to support our presence both domestically and internationally.
Premises and Equipment
Premises and equipment expense was $54 million and $124 million for the three and nine months ended September 30, 2021, compared to $31 million and $85 million for the comparable September 30, 2020 period. The increases were primarily related to the acquisition of Boston Private, as well as an increase in computer maintenance expenses related to new vendor and project depreciation that began in the third quarter of 2021.
Net Occupancy
Net occupancy expense was $25 million and $60 million for the three and nine months ended September 30, 2021, compared to $19 million and $56 million for the comparable September 30, 2020 periods. The increases were primarily driven by the acquisition of Boston Private.
Business Development and Travel
Business development and travel expense was $6 million and $13 million for the three and nine months ended September 30, 2021, compared to $2 million and $19 million for the comparable September 30, 2020 periods. The increase for the three months ended September 30, 2021 was primarily due to easing COVID-19 restrictions on travel and social gatherings. The decrease for the nine months ended September 30, 2021 was primarily due to the year-to-date impact of the COVID-19 pandemic on domestic and international travel during 2021.
FDIC and State Assessments
FDIC and state assessments expense was $13 million and $33 million for the three and nine months ended September 30, 2021, compared to $7 million and $19 million for the comparable September 30, 2020 periods. The increases were due primarily to the increase in our organic average deposits as well as the acquisition of Boston Private deposits.
Merger-Related Charges
Merger-related charges was a new noninterest expense line item for the second quarter of 2021 as a result of the Boston Private acquisition. A summary of merger-related charges, which includes direct acquisition costs for the three and nine months ended September 30, 2021 are as follows:

	Three months ended	Nine months ended
(Dollars in millions)	September 30, 2021	September 30, 2021
Personnel-related	$10	$10
Occupancy and facilities	39	39
Professional services	28	43
Systems integration and related charges	6	10
Total merger-related charges	$83	$102
Operating Efficiency Ratio
Our operating efficiency ratio increased to 57.68 percent for the three months ended September 30, 2021 compared to 45.66 percent for the three months ended September 30, 2020. This increase was driven by higher compensation and benefits expense, professional services expense, premises and equipment expense and merger-related charges which was a new line item in 2021, partially offset by higher interest income on our loan and investment security portfolios and net gains on equity warrant assets. For the nine months ended September 30, 2021, our operating efficiency ratio was relatively flat compared to the same period one year ago.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “net income attributable to noncontrolling interests” on our statements of income.
In the table below, noninterest income consists primarily of net investment gains and losses from our consolidated funds. A summary of net income attributable to noncontrolling interests for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Noninterest income (1)	$(64)	$(9)	NM	$(116)	$(12)	NM
Carried interest allocation (2)	(24)	(19)	26.3	(110)	(28)	NM
Net income attributable to noncontrolling interests	$(88)	$(28)	NM	$(226)	$(40)	NM

(1)Represents noncontrolling interests’ share in noninterest income or loss.
(2)Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.
Three months ended September 30, 2021 and 2020
Net income attributable to noncontrolling interests was $88 million for the three months ended September 30, 2021, compared to net income of $28 million for the comparable 2020 period. Net income attributable to noncontrolling interests of $88 million for the three months ended September 30, 2021 was driven primarily by net gains on investment securities (including carried interest allocation) from unrealized valuation increases of our managed funds of funds portfolio and our SVB Leerink funds. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net.”
Nine months ended September 30, 2021 and 2020
Net income attributable to noncontrolling interests was $226 million for the nine months ended September 30, 2021, compared to net income of $40 million for the comparable 2020 period. Net income attributable to noncontrolling interests of $226 million for the nine months ended September 30, 2021 was driven primarily by net gains on investment securities (including carried interest allocation) from unrealized valuation of our managed funds of funds and our SVB Leerink funds. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net.”
Income Taxes
Our effective income tax rate was 27.6 percent and 26.1 percent for the three and nine months ended September 30, 2021, compared to 26.7 percent and 26.9 percent for the comparable 2020 periods. The increase in our effective tax rate for the three months ended September 30, 2021 was primarily due to a one-time tax provision for changes in estimates in connection with the filing of our 2020 U.S. Federal corporate tax return and an increased tax reserve compared to the third quarter of 2020. The decrease in our effective tax rate for the nine months ended September 30, 2021 was driven primarily by an increase in the recognition of excess tax benefits from share-based compensation which is reflective of an increase in our stock price. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
Operating Segment Results
We have four segments for which we report our financial information: Global Commercial Bank, SVB Private Bank, SVB Capital and SVB Leerink.
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 11 — “Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.
The following is our reportable segment information for the three and nine months ended September 30, 2021 and 2020:
Global Commercial Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$774	$513	50.9%	$2,108	$1,462	44.2%
Reduction of (provision for) credit losses	29	38	(23.7)	(27)	(200)	(86.5)
Noninterest income	182	148	23.0	515	448	15.0
Noninterest expense	(339)	(258)	31.4	(919)	(725)	26.8
Income before income tax expense	$646	$441	46.5	$1,677	$985	70.3
Total average loans, amortized cost	$45,798	$30,764	48.9	$42,628	$30,127	41.5
Total average assets	152,364	77,803	95.8	131,218	69,213	89.6
Total average deposits	149,160	74,826	99.3	128,272	66,408	93.2
Three months ended September 30, 2021 and 2020
Income before income tax expense from our GCB increased to $646 million for the three months ended September 30, 2021, compared to $441 million for the comparable 2020 period. The key components of GCB's performance for the three months ended September 30, 2021 compared to the comparable 2020 period are discussed below.
Net interest income from GCB increased by $261 million for the three months ended September 30, 2021, due primarily to an increase in loan interest income resulting primarily from higher average loan balances, partially offset by a decrease in loan yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased driven by growth in our lower yielding Global Fund Banking portfolio. In addition, continued strong deposit growth provided a higher earnings credit and a low-rate environment produced a lower earnings charge for funded loans creating a benefit of a higher net FTP earnings credit.
A reduction of credit losses of $29 million for the three months ended September 30, 2021, compared to a reduction of credit losses of $38 million for the comparable 2020 period. The reduction of $29 million for the three months ended September 30, 2021 was driven primarily by a reduction in credit losses due to the previously discussed model enhancements (see “Results of Operations—Provision for Credit Losses—(Reduction) Provision for Loans.”), a decrease in net new nonaccrual loans and recoveries, partially offset by an increase in charge-offs not specifically reserved for at June 30, 2021 and an increase in provision for loan growth.
The reduction of $38 million for the three months ended September 30, 2020 was driven primarily by a reduction in reserves for our performing loans based on our forecast models of the current economic environment under the CECL methodology adopted January 1, 2020, a decrease related to changes in loan composition within our portfolio segments and recoveries, partially offset by increases in net new nonaccrual loans and charge-offs not specifically reserved for at June 30, 2020.
Noninterest income increased by $34 million for the three months ended September 30, 2021 related primarily to an overall increase in our non-GAAP core fee income (higher foreign exchange fees, credit card fees, lending related fees and deposit service charges, partially offset by lower client investment fees). The overall increase was due primarily to higher foreign exchange, credit card and deposit transaction volumes which had a significant slowdown impact due to the COVID-19 pandemic in 2020, an increase in unused commitment fees and an increase in average client fund balances attributable to the strong liquidity environment, partially offset by the impact of the federal funds rate decreases on client investment fee yields.
Noninterest expense increased by $81 million for the three months ended September 30, 2021, due primarily to compensation and benefits expense, professional services expense, premises and equipment expense and other noninterest expense. Compensation and benefits expense increased as a result of higher incentive compensation expense and higher salaries and wages expenses. Incentive compensation expense increased reflective primarily of an increase in our 2021 full-year projected financial performance. The increase in GCB salaries and wages was due primarily to a higher average number of FTEs at GCB, which increased to 3,580 FTEs for the three months ended September 30, 2021, from 3,102 FTEs for the comparable 2020 period. Professional services expense increased due to higher consulting fees as we continue to focus on investing in our strategic priorities around developing agile ways of working, implementing an end-to-end digital banking platform and other product enhancement initiatives. Premises and equipment expense increased due to increased depreciation and computer maintenance expenses. Other noninterest expense increased due to an increase in FDIC and state assessments expense driven by higher average assets.
Nine months ended September 30, 2021 and 2020
Net interest income from our GCB increased by $646 million for the nine months ended September 30, 2021, due primarily to an increase in loan interest income resulting mainly from higher average loan balances, partially offset by a decrease in loan yields as a result of growth in our higher credit quality Global Fund Banking portfolio as well as rate decreases. In addition, strong deposit growth provided a higher earnings credit and a low-rate environment produced a lower earnings charge for funded loans, creating a benefit of a higher net FTP earnings credit.
GCB had a provision for credit losses of $27 million for the nine months ended September 30, 2021, compared to a provision of $200 million for the comparable 2020 period. The provision of $27 million for the nine months ended September 30, 2021 was driven primarily by charge-offs not specifically reserved for at December 31, 2020, of which $80 million was related to the single instance of potentially fraudulent activity discussed in prior filings and an increase in provision related to loan growth, partially offset by a reduction in provision due to model enhancements, a decrease in net new nonaccrual loans and recoveries.
The provision of $200 million for the nine months ended September 30, 2020 was reflective primarily of additional reserves for our performing loans based on our forecast models of the current economic environment under the CECL methodology adopted January 1, 2020, including the impact of the COVID-19 pandemic, as well as changes in loan composition within our portfolio segments, additional reserves for loan growth, an increase in charge-offs not specifically reserved for at December 31, 2019 and an increase in net new nonaccrual loans, partially offset by recoveries.
Noninterest income increased by $67 million for the nine months ended September 30, 2021, related primarily to an overall increase in our non-GAAP core fee income, due primarily to higher foreign exchange fees, lending related fees, credit card fees and deposit service charges, partially offset by lower client investment fees. The overall increase was due primarily to higher foreign exchange, credit card and deposit transaction volumes which had a significant slowdown impact due to the COVID-19 pandemic in 2020, an increase in unused commitment fees and an increase in average client fund balances, partially offset by the impact of the federal funds rate decreases on client investment fee yields.
Noninterest expense increased by $194 million for the nine months ended September 30, 2021, due primarily to compensation and benefits expense, professional services expense, premises and equipment expense and other noninterest expense. Compensation and benefits expense increased as a result of higher incentive compensation expense and higher salaries and wages expenses. Incentive compensation expense increased due primarily to an increase in our 2021 full-year projected financial performance. The increase in GCB salaries and wages was due primarily to an increase in the average number of FTEs at GCB, which increased to 3,381 FTEs for the nine months ended September 30, 2021, from 2,872 FTEs for the comparable 2020 period. Professional services expense increased due to consulting fees. Premises and equipment expense increased due to increased depreciation and computer maintenance expenses. Other noninterest expense increased due to an increase in FDIC and state assessments expense driven by higher average assets.

SVB Private Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$66	$19	NM	$122	$53	130.2%
(Provision for) reduction of credit losses	(20)	15	NM	(16)	(44)	(63.6)
Noninterest income	25	1	NM	27	2	NM
Noninterest expense	(90)	(12)	NM	(118)	(33)	NM
(Loss) income before income tax expense	$(19)	$23	(182.6)	$15	$(22)	(168.2)
Total average loans, amortized cost	$12,506	$4,263	193.4	$7,573	$4,053	86.8
Total average assets	14,918	4,297	NM	8,418	4,088	105.9
Total average deposits	13,150	2,164	NM	6,842	2,069	NM

Three months ended September 30, 2021 and 2020
On July 1, 2021 we completed the acquisition of Boston Private. Upon the closing of the acquisition, Boston Private's operations and results were included in our consolidated financial statements within the Private Bank reportable segment. The acquisition accelerates our private bank and wealth management offering, strengthening our overall platform and ability to fully meet the financial needs of its clients.
Net interest income from our SVB Private Bank increased by $47 million for the three months ended September 30, 2021, as average loans increased primarily driven by the acquisition of Boston Private and strong organic loan growth for the three months ended September 30, 2021 as compared to the September 30, 2020 comparable period, partially offset by decreases in loan yields as a result of overall market rate decreases and purchase accounting amortizations of fair value mark ups on the acquired Boston Private loans.
The provision for credit losses of $20 million for the three months ended September 30, 2021 was primarily due to a day one provision for loan losses on non-PCD loans and unfunded commitments of $46 million as a result of the Boston Private acquisition, partially offset by a $26 million reduction in provision due to previously discussed model enhancements, which impacted our legacy Private Bank portfolio.
Noninterest income increased by $24 million for the three months ended September 30, 2021 primarily due to wealth management and trust fees which is a new financial statement line item for the third quarter of 2021 as a result of the Boston Private acquisition.
Noninterest expense increased by $78 million for the three months ended September 30, 2021, related primarily to compensation and benefits expense. Compensation and benefits expense increased due to the acquisition of Boston Private and higher incentive compensation and salaries and wages expenses due primarily to an increase in our 2021 full-year projected financial performance.
Nine months ended September 30, 2021 and 2020
Net interest income from our SVB Private Bank increased by $69 million for the nine months ended September 30, 2021 as average loans increased primarily driven by the acquisition of Boston Private and strong organic loan growth for the nine months ended September 30, 2021 as compared to the September 30, 2020 comparable period, partially offset by decreases in loan yields as a result of overall market rate decreases and purchase accounting amortizations of fair value mark ups on the acquired Boston Private loans.
The provision for credit losses of $16 million for the nine months ended September 30, 2021 was primarily due to a day one provision for loan losses on non-PCD loans and unfunded commitments of $46 million as a result of the Boston Private acquisition, partially offset by a reduction in provision due to previously discussed model enhancements.
Noninterest income increased by $25 million for the three months ended September 30, 2021 primarily due to wealth management and trust fees which is a new financial statement line item for the third quarter of 2021 as a result of the Boston Private acquisition.
Noninterest expense increased by $85 million for the nine months ended September 30, 2021, related primarily to compensation and benefits expense. Compensation and benefits expense increased as a result of an increase in average number of FTEs partially due to the acquisition of Boston Private and higher incentive compensation and salaries and wages expenses due primarily to an increase in our 2021 full-year projected financial performance.

SVB Capital

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$—	$—	—	$—	$—	—
Noninterest income	145	60	141.7	389	87	NM
Noninterest expense	(15)	(11)	36.4	(48)	(28)	71.4
Income before income tax expense	$130	$49	165.3	$341	$59	NM
Total average assets	$730	$414	76.3	$641	$430	49.1
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
Three months ended September 30, 2021 and 2020
SVB Capital had noninterest income of $145 million for the three months ended September 30, 2021, compared to $60 million for the comparable September 30, 2020 period. The increase in noninterest income was due primarily to an increase in net gains on investment securities for the three months ended September 30, 2021, compared to the comparable September 30, 2020 period. SVB Capital’s components of noninterest income primarily include the following:
•Net gains on investment securities of $123 million for the three months ended September 30, 2021, compared to $48 million for the comparable September 30, 2020 period. The net gains on investment securities of $123 million were driven primarily by unrealized net valuation increases of private and public positions.
Nine months ended September 30, 2021 and 2020
SVB Capital had noninterest income of $389 million for the nine months ended September 30, 2021, compared to $87 million for the comparable September 30, 2020 period. The increase in noninterest income was due primarily to an increase in net gains on investment securities for the nine months ended September 30, 2021, compared to the comparable September 30, 2020 period. SVB Capital’s components of noninterest income primarily include the following:
•Net gains on investment securities of $320 million for the nine months ended September 30, 2021, compared to $54 million for the comparable September 30, 2020 period. The net gains on investment securities of $320 million were driven primarily by unrealized net valuation increases of private and public positions as well as fund distributions driven primarily by realized gains from one public company position.
SVB Leerink

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$—	$—	—	$—	$—	—
Noninterest income	131	114	14.9	450	340	32.4
Noninterest expense	(142)	(78)	82.1	(376)	(248)	51.6
(Loss) income before income tax expense	$(11)	$36	(130.6)	$74	$92	(19.6)
Total average assets	$837	$605	38.3	$778	$515	51.1

SVB Leerink’s components of noninterest income primarily include investment banking revenue, commissions and net gains and losses on non-marketable and other equity securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.

Three months ended September 30, 2021 and 2020
SVB Leerink had noninterest income of $131 million for the three months ended September 30, 2021, compared to $114 million for the comparable September 30, 2020 period. The $17 million increase in noninterest income was primarily due to an increase in investment gains driven by a net valuation increase on equity fund investments.
SVB Leerink had noninterest expense of $142 million for the three months ended September 30, 2021, compared to $78 million for the comparable 2020 period. The $64 million increase in noninterest expense was primarily driven by an increase in compensation and benefit expense due to an increase in incentive compensation driven by an increase in revenue as compared to the third quarter of 2020 and an increase in salaries and wages expense due to strategic hires made in the third quarter of 2021 to support the expansion of SVB Leerink's healthcare services and technology investment banking activities.
Nine months ended September 30, 2021 and 2020
SVB Leerink had noninterest income of $450 million for the nine months ended September 30, 2021, compared to $340 million for the comparable September 30, 2020 period. The $110 million increase in noninterest income was primarily due to an increase in investment banking revenue attributable to overall exceptional levels of capital markets activity in the life science/healthcare secondary markets and an increase in investment gains driven by a net valuation increase on equity fund investments.
SVB Leerink had noninterest expense of $376 million for the nine months ended September 30, 2021, compared to $248 million for the comparable 2020 period. The $128 million increase was primarily driven by an increase in compensation and benefit expense driven primarily by an increase in incentive compensation expense as a result of a strong performance for the nine months ended September 30, 2021, as compared to the same period in 2020 and an increase in salaries and wages expense due to strategic hires made in the third quarter of 2021 to support the expansion of SVB Leerink's healthcare services and technology investment banking activities.
Consolidated Financial Condition
Our total assets, and total liabilities and stockholders' equity, were $191.0 billion at September 30, 2021 compared to $115.5 billion at December 31, 2020, an increase of $75.5 billion, or 65.3 percent. Refer below to a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $18.9 billion at September 30, 2021, an increase of $1.2 billion, or 6.8 percent, compared to $17.7 billion at December 31, 2020. The increase was driven by the significant growth in deposits of $69.2 billion. As of September 30, 2021, $12.4 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $5.1 billion. As of December 31, 2020, $13.7 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $3.0 billion.

Investment Securities
Investment securities totaled $107.8 billion at September 30, 2021, an increase of $58.5 billion, or 118.7 percent, compared to $49.3 billion at December 31, 2020. Our investment securities portfolio is comprised of: (i) an AFS securities portfolio and a HTM securities portfolio, both of which represent interest earning fixed income investment securities; and (ii) a non-marketable and other equity securities portfolio, which represents primarily investments managed as part of our funds management business, investments in qualified affordable housing projects, as well as public equity securities held as a result of equity warrant assets exercised.
AFS Securities
Period-end AFS securities were $23.0 billion at September 30, 2021, compared to $30.9 billion at December 31, 2020, a decrease of $7.9 billion, or 25.6 percent. The $7.9 billion decrease in period-end AFS securities balances from December 31, 2020 to September 30, 2021, was driven primarily by a $8.8 billion re-designation of AFS securities to HTM securities, paydowns and maturities of $3.8 billion and a decrease in fair value of $584 million due to the increase in interest rates, partially offset by purchases of $5.4 billion. Securities classified as AFS are carried at fair value with changes in fair value recorded as unrealized gains or losses in a separate component of stockholders' equity.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as AFS as of September 30, 2021. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	September 30, 2021
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$9,277	1.05%	$40	2.09%	$9,237	1.05%	$—	—%	$—	—%
U.S. agency debentures	208	0.79	91	0.10	37	0.67	80	1.60	—	—
Foreign government debt securities	15	(0.70)	15	(0.70)	—	—	—	—	—	—
Residential MBS:
Agency-issued MBS	10,784	1.49	—	—	—	—	—	—	10,784	1.49
Agency-issued CMO—fixed rate	1,138	1.46	—	—	—	—	—	—	1,138	1.46
Agency-issued CMBS	1,562	1.75	—	—	16	1.05	1,546	1.76	—	—
Total	$22,984	1.32	$146	0.56	$9,290	1.05	$1,626	1.75	$11,922	1.49
HTM Securities
Period-end HTM securities were $82.4 billion at September 30, 2021, compared to $16.6 billion at December 31, 2020, an increase of $65.8 billion, or 396.4 percent. The $65.8 billion increase in period-end HTM security balances from December 31, 2020 to September 30, 2021 was driven by purchases of $65.2 billion, with an additional $982 million of securities assumed with the Boston Private acquisition, and the re-designation of $8.8 billion of AFS securities to HTM securities, partially offset by $9.2 billion in paydowns and maturities. The securities were re-designated for capital management purposes and consisted primarily of agency-issued CMO, CMBS, MBS and US agency debentures with unrealized losses totaling $132 million, which are recorded in AOCI.
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
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as HTM as of September 30, 2021. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	September 30, 2021
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. agency debentures	$609	2.05%	$1	2.26%	$133	2.43%	$475	1.95%	$—	—%
Residential MBS:
Agency-issued MBS	52,874	1.54	1	1.52	7	2.25	407	2.47	52,459	1.53
Agency-issued CMO—fixed rate	7,410	1.19	—	—	7	1.81	361	1.62	7,042	1.17
Agency-issued CMO—variable rate	109	0.74	—	—	—	—	—	—	109	0.74
Agency-issued CMBS	14,351	1.63	—	—	213	0.75	534	1.99	13,604	1.63
Municipal bonds and notes	6,485	2.86	52	2.76	157	2.41	973	2.91	5,303	2.86
Corporate bonds	533	1.88	—	—	—	—	533	1.88	—	—
Total	$82,371	1.63	$54	2.72	$517	1.72	$3,283	2.47	$78,517	1.61
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. The estimated weighted-average duration of our fixed income investment securities portfolio was 4.5 and 3.7 years at September 30, 2021 and December 31, 2020, respectively. The weighted-average duration of our total fixed income securities portfolio including the impact of our fair value swaps was 4.0 years at September 30, 2021. We are focused on shortening AFS portfolio duration to approximately two years to mitigate OCI risk while buying three- to five-year duration HTM securities to support portfolio yields. The weighted-average duration of our AFS securities portfolio was 3.8 years at September 30, 2021 and 3.7 years at December 31, 2020. The weighted-average duration of our AFS securities portfolio including the impact of our fair value swaps was 2.3 years at September 30, 2021. The weighted-average duration of our HTM securities portfolio was 4.7 years at September 30, 2021 and 3.7 years at December 31, 2020. We continue to invest excess on-balance sheet liquidity in high-quality securities (agency MBS/CMBS, municipal and corporate securities), primarily classified as HTM.
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
Period-end non-marketable and other equity securities were $2.5 billion ($2.1 billion net of noncontrolling interest) at September 30, 2021 compared to $1.8 billion ($1.6 billion net of noncontrolling interest) at December 31, 2020, an increase of $683 million, or 37.9 percent. The following table summarizes the carrying value (as reported) of non-marketable and other equity securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$140	$38	$89	$23
Unconsolidated venture capital and private equity fund investments (2)	222	222	185	185
Other investments without a readily determinable fair value (3)	95	95	61	61
Other equity securities in public companies (fair value accounting (4)	158	158	281	281
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	656	409	362	215
Debt funds	5	5	5	5
Other investments	289	289	203	203
Investments in qualified affordable housing projects, net	920	920	616	616
Total non-marketable and other equity securities	$2,485	$2,136	$1,802	$1,589

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$5	$1	$5	$1
Capital Preferred Return Fund, LP	64	14	50	11
Growth Partners, LP	71	23	34	11
Total consolidated venture capital and private equity fund investments	$140	$38	$89	$23

(2)The carrying value represents investments in 153 and 162 funds (primarily venture capital funds) at September 30, 2021 and December 31, 2020, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships' operating activities and financial policies. Our unconsolidated venture capital and private equity fund investments are carried at fair value based on the fund investments' net asset values per share as obtained from the general partners of the funds. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example June 30th for our September 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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

(5)The following table shows the carrying value and our ownership percentage of each investment at September 30, 2021 and December 31, 2020 (equity method accounting):

	September 30, 2021		December 31, 2020
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$3	$3	$4	$3
Strategic Investors Fund III, LP	29	23	16	13
Strategic Investors Fund IV, LP	38	32	25	21
Strategic Investors Fund V, LP	92	49	67	35
CP II, LP (1)	1	1	8	5
Other venture capital and private equity fund investments	493	301	242	138
Total venture capital and private equity fund investments	$656	$409	$362	$215
Debt funds:
Gold Hill Capital 2008, LP (2)	$4	$4	$4	$4
Other debt funds	1	1	1	1
Total debt funds	$5	$5	$5	$5
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$152	$152	$115	$115
Other investments	137	137	88	88
Total other investments	$289	$289	$203	$203

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

Loans
Upon the completion of the acquisition of Boston Private on July 1, 2021, we have modified our portfolio segments and classes of financing receivables to accommodate Boston Private loans. Refer to Note 1 — “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional information on our current portfolio segments and classes of financing receivables.
Loans at amortized cost basis increased by $16.3 billion to $61.5 billion at September 30, 2021, compared to $45.2 billion at December 31, 2020. Unearned income was $240 million at September 30, 2021 and $226 million at December 31, 2020. The increase in period-end loans was driven primarily from the addition of Boston Private's loan portfolio, as well as continued growth in our Global Fund Banking segment. This growth was partially offset by a decrease in our PPP loans driven by forgiveness of these loans during 2021.
The breakdown of total loans and loans as a percentage of total loans by class of financing receivable is as follows:

	September 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Percentage	Amount	Percentage
Global fund banking	$34,120	55.5%	$25,543	56.5%
Investor dependent:
Early stage	1,550	2.5	1,486	3.3
Growth stage	3,827	6.2	3,486	7.7
Total investor dependent	5,377	8.7	4,972	11.0
Cash flow dependent- SLBO	1,895	3.1	1,989	4.4
Innovation C&I	5,916	9.6	5,136	11.4
Private bank	8,370	13.6	4,901	10.9
CRE	2,753	4.5	—	—
Premium wine	980	1.6	1,053	2.3
Other C&I	1,259	2.1	—	—
Other	252	0.4	28	0.1
PPP	565	0.9	1,559	3.5
Total loans	$61,487	100.0%	$45,181	100.0%
Loan Concentration
The following table provides a summary of total loans by size and class of financing receivable. The breakout below is based on total client balances (individually or in the aggregate) as of September 30, 2021 to any single client:

	September 30, 2021
(Dollars in millions)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Global fund banking	$1,003	$1,385	$3,033	$3,027	$25,676	$34,124
Investor dependent:
Early stage	1,426	197	149	—	—	1,772
Growth stage	935	1,060	1,028	260	583	3,866
Total Investor Dependent	$2,361	$1,257	$1,177	$260	$583	$5,638
Cash flow dependent - SLBO	9	36	388	416	1,046	1,895
Innovation C&I	526	368	966	880	3,308	6,048
Private bank	6,464	878	697	196	135	8,370
CRE	842	670	931	216	94	2,753
Premium wine	219	272	238	120	146	995
Other C&I	526	167	301	218	196	1,408
Other	87	91	78	—	—	256
Total loans (1)	$12,037	$5,124	$7,809	$5,333	$31,184	$61,487

(1)Included in total loans at amortized cost is approximately $565 million in PPP loans. The PPP loans consist of loans across all of our classes of financing receivables.

At September 30, 2021, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $36.5 billion, or 59 percent of our total loan portfolio. These loans represented 681 clients, and of these loans, $43 million were on nonaccrual status as of September 30, 2021.
The following table provides a summary of loans by size and class of financing receivable. The breakout below is based on total client balances (individually or in the aggregate) as of December 31, 2020:

	December 31, 2020
(Dollars in millions)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Global fund banking	$1,052	$1,360	$2,637	$2,777	$17,723	$25,549
Investor dependent:
Early stage	1,896	221	101	28	—	2,246
Growth stage	1,096	1,090	971	365	307	3,829
Total investor dependent	2,992	1,311	1,072	393	307	6,075
Cash flow dependent - SLBO	18	67	546	654	714	1,999
Innovation C&I	632	561	997	939	2,412	5,541
Private bank	3,505	597	319	95	385	4,901
Premium wine	242	273	300	121	145	1,081
Other	—	19	16	—	—	35
Total loans (1)	$8,441	$4,188	$5,887	$4,979	$21,686	$45,181

(1)Included in total loans at amortized cost is approximately $1.6 billion in PPP loans. The PPP loans consist of loans from all classes of financing receivables.

At December 31, 2020, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $26.7 billion, or 59 percent of our total loan portfolio. These loans represented 544 clients, and of these loans, $65 million were on nonaccrual status as of December 31, 2020.
Our four main market segments include (i) Global Fund Banking, (ii) technology and life science/healthcare, (iii) SVB Private Bank, and with the acquisition of BP we now have (iv) new loans in the commercial real estate sector.
(i) Global Fund Banking
Our Global Fund Banking loan portfolio includes loans to clients in the private equity/venture capital community. Our lending to private equity/venture capital firms and funds represented 55 percent of total loans at September 30, 2021 and 57 percent at December 31, 2020. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(ii) Technology and Life Science/Healthcare
Our technology and life science/healthcare loan portfolios include loans to clients at the various stages of their life cycles. The classes of financing receivables for our technology and life science/healthcare market segments are classified as Investor Dependent, Cash Flow Dependent - SLBO or Innovation C&I for reporting purposes.
Investor dependent loans represented 9 percent of total loans at September 30, 2021 and 11 percent at December 31, 2020. These loans are made to companies in both our Early Stage and Growth Stage practices.
Cash flow dependent loans for sponsor-led buyout lending represented 3 percent of total loans at September 30, 2021 and 4 percent at December 31, 2020.
Innovation C&I loans, which include asset-based loans, represented 10 percent of total loans at September 30, 2021 and 11 percent at December 31, 2020. Working capital lines and accounts receivable financing, both part of our asset-based lending, each represented one percent and half a percent of total loans, respectively, at both September 30, 2021 and December 31, 2020.

(iii) SVB Private Bank
Our SVB Private Bank clients are primarily executive leaders and senior investment professionals in the innovation economy, as well as high net worth clients acquired from Boston Private. Our lending to Private Bank clients represented 14 percent of total loans at September 30, 2021 and 11 percent at December 31, 2020. Many of our Private Bank products are secured by real estate, which represented 88 percent of this portfolio at September 30, 2021; these products include mortgage loans, owner occupied commercial mortgage loans, home equity lines of credit and other secured lending products such as real estate secured loans to eligible employees through our EHOP. The remaining balance of our Private Bank portfolio consists of restricted and private stock loans, personal capital call lines of credit, lines of credit against liquid assets and other secured and unsecured lending products.
(iv) Commercial Real Estate
The commercial real estate loan portfolio acquired from Boston Private is made up of acquisition financing for commercial properties, such as office buildings, retail properties, apartment buildings, and industrial/warehouse space. As such, all of these products are secured by real estate. Our lending to commercial real estate clients represented 5 percent of total loans at September 30, 2021.
Paycheck Protection Program
We accepted applications under the PPP administered by the SBA under the CARES Act, as amended by the Economic Aid Act, and originated loans to qualified small businesses until the loan origination phase of the PPP ended on June 30, 2021. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. Eligible expenses also include covered operations expenditures, covered property damage costs, covered supplier costs and covered worker protection expenditures. To the extent not forgiven, loans are subject to certain terms including, among others, the following: maximum two-year term for loans issued before June 5, 2020 (unless borrower and lender agree otherwise); a maximum five-year term for loans issued on or after June 5, 2020; an interest rate of 1.0%; deferral of loan payments until a loan forgiveness decision is rendered or until 10 months after the end of a borrower’s forgiveness covered period; and no requirement for any collateral or personal guarantees. PPP borrowers are not required to pay any fees to the government or the lender, and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan for loans made before the enactment of the Economic Aid Act, and thereafter, a processing fee of (1) the lesser of 50% of the loan or $2,500 for loans of not more than $50,000, (2) 5% of the loan for loans above $50,000 but not more than $350,000, and (3) 3% of the loan for loans above $350,000 (and, in case of the first draw PPP loans only, a fee of 1% for the loans at or above $2,000,000). Additional loans were issuable up until June 30, 2021, pursuant to the PPP Extension Act of 2021, and qualifying PPP borrowers were able to apply for second draw loans in an amount of up to $2 million. We continued to participate in the forgiveness stage of the PPP through the third quarter of 2021.
As of September 30, 2021, we have outstanding PPP loans in the amount of $565 million, as approved by the SBA, compared to $1.6 billion at December 31, 2020. This funded amount reflects repayments received as of such date.
Loan Deferral Programs
In April 2020, we implemented three loan payment deferral programs targeted to assist borrowers who were the most impacted by the COVID-19 pandemic. These programs included relief for venture-backed, private bank and wine borrowers who met certain criteria. The three-month private bank and wine deferral programs ended, and payments resumed, in the third quarter of 2020. The six-month venture debt and private bank deferral programs ended, and payments resumed, in the fourth quarter of 2020 for a majority of participants. As of September 30, 2021, loans modified under these programs had outstanding balances of $82 million for venture-backed borrowers, which consists entirely of borrowers who lengthened their existing interest-only payment periods under the deferral programs and are currently making interest-only payments. These amounts reflect repayments received as of September 30, 2021. As of December 31, 2020, loans modified under these programs had outstanding balances of $769 million, $13 million and $2 million for venture-backed, private bank and wine borrowers, respectively. These amounts reflect repayments received as of December 31, 2020.
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
State Concentrations
Approximately 29 percent of our outstanding total loan balances as of September 30, 2021 were to borrowers based in California compared to 26 percent as of December 31, 2020. Additionally, as of September 30, 2021, borrowers in New York decreased to 9 percent of loans, compared to 10 percent as of December 31, 2020. Borrowers in Massachusetts increased to 13 percent at September 30, 2021, compared to 10 percent as of December 31, 2020. Other than California and Massachusetts, as of September 30, 2021 there are no states with loan balances greater than or equal to 10 percent of total loans.
See generally “Risk Factors–Credit Risks” set forth under Part I, Item 1A in our 2020 Form 10-K and "Risk Factors" under Part II, Item 1A of this report.

Credit Quality Indicators
Our total criticized loans and nonaccrual loans represented 3 percent of our total loans as of both September 30, 2021 and December 31, 2020. Criticized and nonaccrual loans to early-stage clients represented 11 and 15 percent of our total criticized and nonaccrual loan balances at September 30, 2021 and December 31, 2020, respectively. Loans to early-stage investor dependent clients represent a relatively small percentage of our overall portfolio at 3 percent of total loans at both September 30, 2021 and at December 31, 2020. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.
As of September 30, 2021 we have identified the following factors that could have a positive impact on credit quality: (i) vaccine distributions and re-openings, (ii) continued investor support and (iii) improved risk profile of loan portfolio.
(i) Vaccine distributions and re-openings - We continue to monitor our loan portfolio for the impact of the COVID-19 pandemic. Vaccine distributions and re-openings support the business activity of our clients and have contributed to an improved economic environment. We continue to monitor our loan portfolio for the impact of the COVID-19 pandemic, especially the emergence of COVID-19 variants and continued spread.
(ii) Continued investor support - We continue to see robust venture capital investment activity and dry powder available in the market.
(iii) Improved risk profile of loan portfolio - As described above, our Investor Dependent - Early Stage class, which historically has been the most vulnerable loan class with the most losses, is now only 3 percent of total loans. Furthermore, 69 percent of total loans are now in our Global Fund Banking and Private Bank classes, which have low credit loss experience.
Additionally, we have identified the following risks to credit quality: (i) increased COVID-19 exposure from acquired Boston Private loans and (ii) larger Growth Stage and Innovation C&I loan sizes.
(i) Increased COVID-19 exposure from acquired Boston Private loans - We acquired $2.8 billion of commercial real estate loans from Boston Private. Commercial real estate is generally more impacted by restrictions to reduce the spread of COVID-19 and transitions to hybrid work environments. This risk is mitigated by the reserves held for this loan class and our limited overall exposure, with commercial real estate representing only 5 percent of total loans at September 30, 2021.
(ii) Larger Growth Stage and Innovation C&I loan sizes -The size of individual loans to our Investor Dependent - Growth Stage and Innovation C&I clients has increased, which may introduce greater volatility to those portfolios' credit quality.
We continue to monitor the current environment to evaluate the impact of the above on our portfolio's credit quality and to identify the emergence of additional factors.

Credit Quality, Allowance for Credit Losses and Nonperforming Assets
Nonperforming assets consist of loans on nonaccrual status, loans past due 90 days or more still accruing interest and OREO and other foreclosed assets. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the ACL for loans and unfunded credit commitments:

(Dollars in millions)	September 30, 2021	December 31, 2020
Nonperforming, past due, and restructured loans:
Nonaccrual loans	$114	$104
Loans past due 90 days or more still accruing interest	3	—
Total nonperforming loans	117	104
OREO and other foreclosed assets	1	1
Total nonperforming assets	$118	$105
Performing TDRs	$38	$5
Nonperforming loans as a percentage of total loans	0.19%	0.23%
Nonperforming assets as a percentage of total assets	0.06	0.09
ACL for loans (1)	$398	$448
As a percentage of total loans	0.65%	0.99%
As a percentage of total nonperforming loans	340.17	429.54
ACL for nonaccrual loans (1)	$33	$54
As a percentage of total loans	0.06%	0.12%
As a percentage of total nonperforming loans	28.21	51.83
ACL for total performing loans (1)	$365	$394
As a percentage of total loans	0.59%	0.87%
As a percentage of total performing loans	0.59	0.87
Total loans	$61,487	$45,181
Total performing loans	61,370	45,077
ACL for unfunded credit commitments (2)	149	121
As a percentage of total unfunded credit commitments	0.37%	0.38%
Total unfunded credit commitments (3)	$40,259	$31,982

(1)The "ACL for loans" at September 30, 2021 includes an allowance of $66 million related to Boston Private loans, of which $2 million is related to nonaccrual loans. See “Provision for Credit Losses” for a detailed discussion of the changes to the allowance.
(2)The “ACL for unfunded credit commitments” is included as a component of other liabilities and any provision is included in the “provision for credit losses” in the statement of income. At September 30, 2021, this includes an allowance of $2 million related to Boston Private commitments. See “Provision for Credit Losses” for a detailed discussion of the changes to the allowance.
(3)Includes unfunded loan commitments and letters of credit.

To determine the ACL for performing loans as of September 30, 2021 and December 31, 2020, we utilized three scenarios, on a weighted basis, from Moody's Analytics September 2021 and December 2020 forecasts, respectively, in our expected lifetime loss estimate. The baseline scenario, which carries the highest weighting of 40 percent in both periods, reflected an unemployment rate of 5.2 percent as of September 30, 2021, as a result of the ongoing economic stabilization seen in 2021, compared to 6.7 percent as of December 31, 2020. The baseline scenario also included a GDP growth rate of 4.95 percent and 4.0 percent as of September 30, 2021 and December 31, 2020, respectively, reflecting ongoing expected economic recovery as the impact of the COVID-19 pandemic continues to subside. In addition to the baseline, we also utilized a more favorable (Moody's S1, Upside) and less favorable (Moody's S3, Downside) economic forecast scenario, each weighted at 30 percent at both September 30, 2021 and December 31, 2020. To the extent we identified credit risk considerations that were not captured by the Moody's Analytics scenarios, we addressed the risk through management's qualitative adjustments to our ACL for performing loans.
Our ACL for loans as a percentage of total loans decreased 34 basis points to 0.65 percent at September 30, 2021, compared to 0.99 percent at December 31, 2020. The 34 basis points decrease was due primarily to a 28 basis point decrease for our performing loans reserve as a percentage of total loans and a 6 basis point decrease for our nonaccrual individually assessed loans. The decreases were primarily driven by enhancements in our reserving model, which were partially offset by an increase from the acquisition of Boston Private. Our performing loans reserve as a percentage of total loans includes 10 basis points from the inclusion of Boston Private; nonaccrual reserves as a percentage of total loans includes less than one basis point from Boston Private. For a detailed discussion of changes in the current period's provision, including the impacts of the model enhancements and the Boston Private acquisition, see "Provision for Credit Losses."
Our ACL for performing loans was $365 million at September 30, 2021, compared to $394 million at December 31, 2020. The $29 million decrease was driven primarily by the improved economic scenarios in our forecast models, reflective of the ongoing improvement of the economic outlooks as the impact of the COVID-19 pandemic begins to subside, enhancements to our reserving model and the addition of commitments from Boston Private. For a detailed discussion of changes in the current period's provision, including the impacts of the model enhancements and the Boston Private acquisition see "Provision for Credit Losses."
The following table presents a summary of changes in nonaccrual loans for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Balance, beginning of period	$79	$94	$104	$103
Additions	53	70	67	172
Paydowns and other reductions	(12)	(38)	(30)	(119)
Charge-offs	(6)	(20)	(27)	(50)
Balance, end of period	$114	$106	$114	106
Our nonaccrual loan balance increased by $10 million to $114 million at September 30, 2021, compared to $104 million at December 31, 2020. The increase was driven primarily by new nonaccrual loans of $67 million, partially offset by $30 million in repayments and $27 million in charge-offs. Of the $67 million new nonaccrual loans, $31 million is from nonaccrual loans acquired from Boston Private and $17 million is from one Premium Wine client. The remaining new nonaccrual loans, repayments, and charge-offs were all driven primarily by clients in our Investor Dependent loan portfolio. As of September 30, 2021, we have specifically reserved $33 million for our nonaccrual loans.
Average nonaccrual loans for the three and nine months ended September 30, 2021 were $111 million and $108 million, compared to $96 million and $79 million for the three and nine months ended September 30, 2020. The $15 million increase in average nonaccrual loans for the three months ended September 30, 2021 compared to September 30, 2020 was driven primarily by the acquisition of nonaccrual loans from Boston Private. If the nonaccrual loans had not been nonperforming, $1 million in interest income would have been recorded for the three months ended September 30, 2021 and less than $1 million for the three months ended September 30, 2020, and $3 million in interest income would have been recorded for the nine months ended September 30, 2021 and $2 million for the nine months ended September 30, 2020.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at September 30, 2021 and December 31, 2020 is as follows:

(Dollars in millions)	September 30, 2021	December 31, 2020	% Change
Derivative assets (1)	$588	$488	20.5%
Foreign exchange spot contract assets, gross	318	2,108	(84.9)
Accrued interest receivable	401	245	63.7
FHLB and Federal Reserve Bank stock	107	61	75.4
Net deferred tax assets	—	1	(100.0)
Accounts receivable	63	37	70.3
Other assets	597	266	124.4
Total accrued interest receivable and other assets	$2,074	$3,206	(35.3)

(1)See "Derivatives" section below.

Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The decrease of $1.8 billion was due primarily to a decrease in the number of unsettled spot trades with large notional balances at September 30, 2021 as compared to December 31, 2020.

Accrued Interest Receivable
The increase of $156 million in accrued interest receivable is primarily due to increases in the period-end balances of our HTM investment securities portfolio and loans at September 30, 2021 as compared to December 31, 2020.
Other Assets
Other assets includes various asset amounts for other operational transactions. The increase of $331 million was primarily due to a $135 million increase in current taxes receivable, due to higher estimated tax payments during the third quarter, a $32 million increase in prepaid expenses, a $31 million increase in capitalized cloud computing costs reflective of investments in systems and technology to support our revenue growth and related initiatives and the acquisition of Boston Private which impacted several line items within other assets.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities at September 30, 2021 and December 31, 2020:

(Dollars in millions)	September 30, 2021	December 31, 2020	% Change
Assets:
Equity warrant assets	$274	$203	35.0%
Foreign exchange forward, swap and option contracts	185	217	(14.7)
Client interest rate derivatives	115	68	69.1
Interest rate swaps	14	—	—
Total derivative assets	$588	$488	20.5
Liabilities:
Foreign exchange forward, swap and option contracts	$158	$210	(24.8)
Client interest rate derivatives	116	27	NM
Interest rate swaps	—	—	—
Total derivative liabilities	$274	$237	15.6
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At September 30, 2021, we held warrants in 2,749 companies, compared to 2,602 companies at December 31, 2020. Warrants in 50 companies each had fair values greater than $1 million and collectively represented $139 million, or 50.8 percent, of the fair value of the total warrant portfolio at September 30, 2021. The change in fair value of equity warrant assets is recorded in "Gains on equity warrant assets, net" in noninterest income, a component of consolidated net income.

The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Balance, beginning of period	$266	$171	$203	$165
New equity warrant assets	6	5	19	17
Non-cash changes in fair value, net	57	30	112	36
Exercised equity warrant assets	(54)	(3)	(58)	(14)
Terminated equity warrant assets	(1)	—	(2)	(1)
Balance, end of period	$274	$203	$274	$203
Foreign Exchange Forward, Swaps and Foreign Currency Option Contracts
We enter into foreign exchange forward and swap contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward, swap or option contract entered into with our clients, we enter into an opposite way forward, swap or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and swaps and foreign currency option contracts, net of cash collateral, was $9 million at September 30, 2021 and $31 million at December 31, 2020. For additional information on our foreign exchange forward and swap contracts and foreign currency option contracts, see Note 9 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts, net of cash collateral, was $63 million at September 30, 2021 and $67 million at December 31, 2020. For additional information on our client interest rate derivatives, see Note 9 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Interest Rate Swaps
To manage interest rate risk on our AFS securities portfolio, we enter into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of the securities resulting from changes in interest rates. We designate these interest rate swap contracts as fair value hedges that qualify for hedge accounting under ASC 815 and record them in other assets and other liabilities. Our net exposure for interest rate swaps was $7 million at September 30, 2021. Refer to Note 9 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional information.
Deposits
Deposits were $171.2 billion at September 30, 2021, an increase of $69.2 billion, or 67.9 percent, compared to $102.0 billion at December 31, 2020. The increase in deposits was driven by growth across all portfolios with the primary contributor coming from our Technology portfolio driven by continued strong private fundraising. The Boston Private acquisition contributed $8.9 billion of deposit growth.
At September 30, 2021, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $1.3 billion, compared to $686 million at December 31, 2020. At September 30, 2021, $1.3 billion of the time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. Approximately 11 percent and 12 percent of our total deposits at September 30, 2021 and December 31, 2020, respectively, were from our clients in Asia.

Long-Term Debt
Our long-term debt was $1.9 billion at September 30, 2021 and $844 million at December 31, 2020. The increase was driven by issuances of senior notes in the first and second quarters of 2021 and the assumption of junior subordinated debentures as part of the Boston Private acquisition.
As of September 30, 2021, long-term debt included our 3.500% Senior Notes, 3.125% Senior Notes, 1.800% Senior Notes, 2.100% Senior Notes and Boston Private junior subordinated debentures.
Other Liabilities
A summary of other liabilities at September 30, 2021 and December 31, 2020 is as follows:

(Dollars in millions)	September 30, 2021	December 31, 2020	% Change
Foreign exchange spot contract liabilities, gross	$519	$2,165	(76.0)%
Accrued compensation	651	545	19.4
Allowance for unfunded credit commitments	149	121	23.1
Derivative liabilities (1)	274	237	15.6
Net deferred tax liabilities	88	173	(49.1)
Other liabilities	1,052	731	43.9
Total other liabilities	$2,733	$3,972	(31.2)

(1)See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The decrease of $1.6 billion was due primarily to a decrease in the number of unsettled spot trades with large notional balances at September 30, 2021 as compared to December 31, 2020.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP, SVB Leerink Incentive Compensation Plan, SVB Leerink Retention Award and other compensation arrangements. The increase of $106 million was primarily driven by an increase in accrued incentive pay.
Allowance for Unfunded Credit Commitments
Allowance for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit. The increase of $28 million was attributable to commitment growth and changes in portfolio composition and an increase in the expected future commitments for milestone tranches of Investor Dependent loans, which are tied to company performance or additional funding rounds, resulting in a longer weighted average life of these higher risk segments. Additionally, we recorded a provision of $2 million related to Boston Private unfunded commitments.
Net Deferred Tax Liabilities
Net deferred tax liabilities decreased $85 million due primarily to a decrease in pre-tax unrealized gains recorded to other comprehensive income from the decrease in the fair value of our AFS securities portfolio, partially offset by an opening deferred tax liability balance of $57 million related to the Boston Private acquisition and an increase in warrants and fund investments due to unrealized book gains recorded during 2021.
Other Liabilities
Other liabilities includes various accrued liability amounts for other operational transactions. The increase of $321 million was driven primarily by $140 million of unsettled fixed income investment securities purchases and a $101 million in dividends payable for our preferred stock.
Noncontrolling Interests
Noncontrolling interests totaled $369 million and $213 million at September 30, 2021 and December 31, 2020, respectively. The $156 million increase was due primarily to net income attributable to noncontrolling interests of $226 million, partially offset by $70 million in distributions for the nine months ended September 30, 2021.

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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $14.7 billion at September 30, 2021, an increase of $6.1 billion, or 74.0 percent, compared to $8.2 billion at December 31, 2020. The increase was driven primarily by a $3.4 billion issuance of common stock, of which $1.1 billion was issued to complete the acquisition of Boston Private, $1.7 billion issuance of preferred stock and $1.4 billion of net income, partially offset by the decrease in AOCI of $558 million. The decrease in AOCI was driven primarily by a $584 million (or $421 million net of tax) decrease in the fair value of our AFS securities portfolio reflective of increases in market interest rates.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Common Stock
On March 22, 2021, to support the continued growth of our balance sheet, we issued and sold 2,000,000 shares of common stock at a price of $500.00 per share. We received net proceeds of $972 million after deducting underwriting discounts and commissions. On April 14, 2021, we issued and sold an additional 300,000 shares of common stock under the full exercise of the underwriter's over-allotment option resulting in additional net proceeds of approximately $146 million after deducting discounts and commissions. On July 1, 2021, the Company issued 1,887,981 shares of common stock for the acquisition of Boston Private at an exchange ratio of 0.0228 SIVB shares per Boston Private share totaling $1.1 billion. On August 12, 2021, we issued and sold an additional 2,227,000 shares of common stock at an offering price of $564.00 per share, which resulted in net proceeds of $1.2 billion.

Preferred Stock
On February 2, 2021, SVB Financial Group issued 750,000 depositary shares each representing a 1/100th ownership interest in a share of Series B Preferred Stock with a $0.001 par value and a liquidation preference of $100,000 per share, or $1,000 per depositary share. The Series B Preferred Stock is perpetual and has no stated maturity. Dividends are approved by the Board of Directors and, if declared, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.10 percent from the original issue date to, but excluding, February 15, 2031 and (ii) for the February 15, 2031 dividend date and during each subsequent ten year period, the ten-year treasury rate (calculated three business days prior to each reset date as the five day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for ten-year maturities) plus 3.064 percent. As of September 30, 2021, our Series B Preferred Stock had a carrying value of $739 million and a liquidation preference of $750 million.
On May 13, 2021, SVB Financial Group issued 1,000,000 depositary shares each representing a 1/100th ownership interest in a share of Series C Preferred Stock with a $0.001 par value and a liquidation preference of $100,000 per share, or $1,000 per depositary share. The Series C Preferred Stock is perpetual and has no stated maturity. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.000 percent from the original issue date to, but excluding, May 15, 2026, and (ii) for the May 15, 2026 dividend date and during each subsequent five year period, the five-year treasury rate (calculated three business days prior to each reset date as the five day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities) plus 3.202 percent. As of September 30, 2021, our Series C Preferred Stock had a carrying value of $985 million and a liquidation preference of $1.0 billion.
On October 28, 2021, SVB Financial Group issued 1,000,000 depositary shares each representing a 1/100th ownership interest in a share of Series D Preferred Stock with a $0.001 par value and a liquidation preference of $100,000 per share, or $1,000 per depositary share. The Series D Preferred Stock is perpetual and has no stated maturity. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.250 percent from the original issue date to, but excluding, November 15, 2026, and (ii) for the November 15, 2026 dividend date and during each subsequent five year period, the five-year treasury rate (calculated three business days prior to each reset date as the five day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities) plus 3.074 percent.
On October 28, 2021, SVB Financial Group also issued 600,000 depositary shares each representing a 1/100th ownership interest in a share of Series E Preferred Stock with a $0.001 par value and a liquidation preference of $100,000 per share, or $1,000 per depositary share. The Series E Preferred Stock is perpetual and has no stated maturity. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.700 percent from the original issue date to, but excluding, November 15, 2031, and (ii) for the November 15, 2031 dividend date and during each subsequent ten years period, the ten-year treasury rate (calculated three business days prior to each reset date as the five day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities) plus 3.064 percent.
Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines under the Capital Rules as well as for a "well capitalized" bank holding company and insured depository institution, respectively, as of September 30, 2021 and December 31, 2020. Capital ratios for SVB Financial and the Bank, compared to the minimum capital ratios, are set forth below:

	September 30, 2021	December 31, 2020	Required Minimum (1)	Well Capitalized Minimum
SVB Financial:
CET 1 risk-based capital ratio (2)(3)	12.73%	11.04%	7.0%	N/A
Tier 1 risk-based capital ratio (3)	15.37	11.89	8.5	6.0
Total risk-based capital ratio (3)	15.87	12.64	10.5	10.0
Tier 1 leverage ratio (2)(3)	7.77	7.45	4.0	N/A
Tangible common equity to tangible assets ratio (4)(5)	6.17	6.66	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	12.71	11.87	N/A	N/A
Bank:
CET 1 risk-based capital ratio (3)	14.68%	10.70%	7.0%	6.5%
Tier 1 risk-based capital ratio (3)	14.68	10.70	8.5	8.0
Total risk-based capital ratio (3)	15.21	11.49	10.5	10.0
Tier 1 leverage ratio (3)	7.30	6.43	4.0	5.0
Tangible common equity to tangible assets ratio (4)(5)	7.12	6.24	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	14.98	11.58	N/A	N/A

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
Our risk-based capital ratios, tier 1 capital ratios and leverage ratios increased for both SVB Financial and Silicon Valley Bank as of September 30, 2021, compared to December 31, 2020. The increase in capital ratios was driven primarily by increases in our capital, partially offset by increases in our risk-weighted and average assets. The increase in capital for SVB Financial was driven by the issuance of common and preferred stock and net income. The increase in capital for Silicon Valley Bank was driven by a $4.8 billion downstream capital infusion from our bank holding company during the nine months ended September 30, 2021. The increase in average assets was driven by increases in our fixed income investments and loan portfolios. All of our reported capital ratios remain above the levels considered to be “well capitalized” under applicable banking regulations.
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

The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended September 30, 2021 and December 31, 2020:

	SVB Financial		Bank
(Dollars in millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
GAAP stockholders’ equity	$14,300	$8,220	$13,404	$7,069
Less: preferred stock	2,064	340	—	—
Less: intangible assets	500	204	—	—
Plus: net deferred taxes on intangible assets	25	—	—	—
Tangible common equity	$11,761	$7,676	$13,404	$7,069
GAAP total assets	$190,996	$115,511	$188,329	$113,303
Less: intangible assets	500	204	—	—
Plus: net deferred taxes on intangible assets	25	—	—	—
Tangible assets	$190,521	$115,307	$188,329	$113,303
Risk-weighted assets	$92,511	$64,681	$89,477	$61,023
Non-GAAP tangible common equity to tangible assets	6.17%	6.66%	7.12%	6.24%
Non-GAAP tangible common equity to risk-weighted assets	12.71	11.87	14.98	11.58
Off-Balance Sheet Arrangements
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to Note 12 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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
For further details on our commitments to invest in venture capital and private equity funds, refer to Note 12 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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

Historically, client deposits have been our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives for our off-balance sheet products which may impact deposit levels. At September 30, 2021, our period-end total deposit balances were $171.2 billion, compared to $102.0 billion at December 31, 2020.
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
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of September 30, 2021, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $7.4 billion, of which $6.0 billion was available to support additional borrowings. As of September 30, 2021, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $838 million, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $2.2 billion at September 30, 2021. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $5.5 billion at September 30, 2021.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2021 and 2020. For further details, see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Nine months ended September 30,
(Dollars in millions)	2021	2020
Average cash and cash equivalents	$22,336	$11,978
Percentage of total average assets	14.6%	15.0%
Net cash provided by operating activities	$1,129	$1,053
Net cash used for investing activities	(65,080)	(15,588)
Net cash provided by financing activities	65,216	23,441
Net increase in cash and cash equivalents	$1,265	$8,906
Average cash and cash equivalents increased by $10.4 billion, or 86.5 percent, to $22.3 billion for the nine months ended September 30, 2021, compared to $12.0 billion for the comparable 2020 period.
Cash provided by operating activities was $1.1 billion for the nine months ended September 30, 2021, reflective primarily of net income before noncontrolling interests of $1.7 billion, partially offset by changes in other assets and liabilities of $462 million and $74 million from adjustments to reconcile net income to net cash.
Cash used for investing activities of $65.1 billion for the nine months ended September 30, 2021 was driven by $70.4 billion in purchases of fixed income investment securities and a $9.0 billion increase in loan balances, partially offset by $12.9 billion in proceeds from maturities and principal pay downs from our fixed income investment securities portfolio and $1.1 billion in proceeds from the acquisition of Boston Private.
Cash provided by financing activities was $65.2 billion for the nine months ended September 30, 2021, reflective primarily of a $60.2 billion increase in deposits, $4.1 billion in capital raised by our preferred and common stock issuances, and $990 million increase from the issuance of long-term debt.
Cash and cash equivalents were $18.9 billion and $15.7 billion, respectively, at September 30, 2021 and 2020.
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
Simulation results presented include a beta assumption that is applied in the NII and EVE simulation models for interest-bearing deposits. This reflects management expectations about deposit repricing behavior. This model assumes the overall beta for interest-bearing deposits is approximately 60 percent. That is, overall changes in interest-bearing deposit rates would be approximately 60 percent of the change in short-term market rates. These repricing assumptions are reflected as changes in interest expense on interest-bearing deposit balances.
The acquisition of Boston Private was completed on July 1, 2021. The acquisition added approximately $8.9 billion of total assets and deposits to the balance sheet. Most of the assets added were fixed and variable rate residential mortgages and commercial loans. Both the EVE and NII sensitivity measures described here are inclusive of the impact of the Boston Private acquisition.
The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 bps at September 30, 2021 and December 31, 2020.

(Dollars in millions)	Estimated	Estimated Increase/(Decrease) in EVE		Estimated	Estimated Increase/(Decrease) in NII
	EVE	Amount	Percent	NII	Amount	Percent
September 30, 2021:
+200	$12,674	$(5,665)	(30.9)%	$4,688	$1,017	27.7%
+100	15,554	(2,785)	(15.2)	4,163	492	13.4
—	18,339	—	—	3,671	—	—
-100	20,100	1,761	9.6	3,481	(190)	(5.2)
-200	19,976	1,637	8.9	3,448	(223)	(6.1)

December 31, 2020:
+200	$9,500	$(1,724)	(15.4)%	$3,063	$691	29.1%
+100	10,558	(666)	(5.9)	2,729	357	15.1
—	11,224	—	—	2,372	—	—
-100	11,582	358	3.2	2,310	(62)	(2.6)
-200	11,534	310	2.8	2,306	(66)	(2.8)
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
Our base EVE as of September 30, 2021 increased $7.1 billion from December 31, 2020, driven by overall balance sheet growth as well as yield curve steepening during the first half of 2021. For the period ended September 30, 2021, compared to December 31, 2020, cash balances increased by $1.3 billion, fixed income investments in our AFS portfolio decreased by $7.9 billion, while HTM portfolio balances increased by $65.8 billion. Loan balances increased by $16.3 billion, year-to-date. Funding for these assets came primarily from growth of $69.2 billion in total deposits, which consisted of a $48.9 billion and $20.3 billion increase in non-interest bearing and interest bearing accounts, respectively. The mix of non-interest bearing to total deposits increased slightly by two bps to 67 percent at September 30, 2021, compared to December 31, 2020.
Rapid deposit growth has exceeded the pace of our loan growth, and as a result, a significant amount of excess deposits not used to fund loan growth has contributed to the growth of our investment balances. Much of the investment portfolio is held in fixed rate MBS and CMO's which generally have a higher market value sensitivity than variable rate loans or cash. Thus, under an upward rate shock scenario, the market value of investments changes more than the market value of deposits resulting in a negative EVE sensitivity in those scenarios.
In March 2021 we purchased interest rate swaps to offset some of the additional EVE sensitivity that has resulted from rapid balance sheet growth. As of September 30, 2021, the estimated change in EVE in an up 100 bps rate shock would be -17.1 percent without any hedging applied. The addition of pay fixed swaps reduces this exposure to -15.2 percent in the same scenario. The EVE exposures shown in the table above include the impact of our hedging activity.
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
12-Month Net Interest Income Simulation
NII sensitivity is measured as the percentage change in projected 12-month net interest income earned in +/-100 and +/-200 basis point interest rate shock scenarios compared to a base scenario where balances and interest rates are held constant over the forecast horizon. At September 30,2021, NII sensitivity was 13.4 percent in the +100 bps interest rate scenario, compared to 15.1 percent at December 31, 2020. Our NII sensitivity in the +200 bps interest rate shock scenario was 27.7 percent compared to 29.2 percent at December 31, 2020. NII sensitivity in the -100 bps scenario of negative 5.2 percent was higher at September 30, 2021, compared to a negative 2.6 percent at December 31, 2020. The -200 bps scenario currently indicates a higher percentage change in NII of negative 6.1 percent at September 30, 2021, compared to negative 2.8 percent at December 31, 2020. However, as noted above, the -100 and -200 bps scenarios are not complete rate shocks in this rate environment, since rates are assumed to be floored at zero. The September 30, 2021 NII sensitivity percentages are inclusive of the realized income or expense associated with interest rate swaps that were unwound reflective of the macro hedging process initiated in 2019 to reduce the impact of decreasing rates on NII as well as unrealized income associated with more recent hedging activity that has been undertaken to reduce EVE exposure. The changes in NII sensitivity are primarily the result of the changes in balance sheet composition described previously, combined with the impact of hedges in the respective parallel rate shock scenarios.
Our base case static 12-month NII forecast at September 30, 2021 increased compared to December 31, 2020 by $1.3 billion, driven primarily by the growth in the balance sheet that has taken place year-to-date. Specifically, a large portion of asset growth has been deployed in the fixed income investment securities portfolio as noted above. As of September 30, 2021, we also held a relatively high cash position which is expected to decrease as excess funds are invested.
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
We completed our acquisition of Boston Private on July 1, 2021. The scope of management's assessment of the effectiveness the Company's disclosure controls and procedures did not include the internal controls over financial reporting of Boston Private. This exclusion is in accordance with the SEC Staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Boston Private represents approximately 4 percent of our total consolidated revenue for the quarter ended September 30, 2021 and approximately 5 percent of total consolidated assets as of September 30, 2021.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 15 — “Legal Matters” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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

SVB Financial Group

Date: November 8, 2021	/s/ DANIEL BECK
Daniel Beck
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: November 8, 2021	/s/ KAREN HON
Karen Hon
Chief Accounting Officer
(Principal Accounting Officer)