Form 10-K
period 2021-12-31
SVB FINANCIAL GROUP
filed 2022-03-01
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity securities held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $30,340,662,815.
At January 31, 2022, 58,802,627 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company's 2022 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2021	Part III

Glossary of acronyms and abbreviations that may be used in this Report

ACL — Allowance for Credit Losses	GCB — Global Commercial Bank
AFS — Available-for-Sale	HTM — Held-to-Maturity
AICPA— American Institute of Certified Public Accountants	IASB — International Accounting Standards Board
AIR — Accrued Interest Receivable	ICP — Incentive Compensation Plan
ALCO — Asset Liability Management Committee	IFRS— International Financial Reporting Standards
AOCI — Accumulated Other Comprehensive Income	IOSCO — International Organization of Securities Commissions
ARRC — Alternative Reference Rates Committee	IPO — Initial Public Offering
ASC — Accounting Standards Codification	IRS — Internal Revenue Service
ASU — Accounting Standards Update	ISDA — International Swaps and Derivatives Association, Inc.
AUM — Assets Under Management	IT — Information Technology
Boston Private or BPFH — Boston Private Financial Holdings, Inc.	LCR — Liquidity Coverage Ratio
BPS — Basis Points	LGD — Loss Given Default
C&I — Commercial and Industrial	LIBOR — London Interbank Offered Rate
CECL — Current Expected Credit Losses	M&A — Merger and Acquisition
CET1 — Common Equity Tier 1	MBS — Mortgage-Backed Securities
CMBS — Commercial Mortgage-Backed Securities	NFSR — Net Stable Funding Ratio
CMO — Collateralized Mortgage Obligations	NII — Net Interest Income
COSO — Committee of Sponsoring Organizations of the Treadway	NM — Not meaningful
Commission	OREO — Other Real Estate Owned
CRA — Community Reinvestment Act	PCD — Purchased Credit-Deteriorated
CRE — Commercial Real Estate	PD — Probability of Default
DFPI— California Department of Financial Protection and Innovation	PPP — Paycheck Protection Program
EAD — Exposure at Default	PPPLF — Paycheck Protection Program Lending Facility
ECL— Expected Credit Losses	ROU — Right of Use
EHOP — Employee Home Ownership Program of the Company	RP — Retention Program
EPS — Earnings Per Share	SBA — U.S. Small Business Association
ESOP — Employee Stock Ownership Plan of the Company	SEC — Securities and Exchange Commission
ESPP — 1999 Employee Stock Purchase Plan of the Company	SLBO — Sponsor-Led Buy-Out
EVE — Economic Value of Equity	SOFR — Secured Overnight Financing Rate
FASB — Financial Accounting Standards Board	SPAC — Special Purpose Acquisition Company
FDIC — Federal Deposit Insurance Corporation	SPD-SVB — SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture
FHLB — Federal Home Loan Bank	bank in China)
FINRA— Financial Industry Regulatory Authority	SVB Securities — SVB Securities Holdings LLC (formerly known as
FRB — Federal Reserve Bank	SVB Leerink Holdings LLC)
FTE — Full-Time Equivalent Employee	TDR — Troubled Debt Restructuring
FTP — Funds Transfer Pricing	U.K. — United Kingdom
GAAP — U.S. generally accepted accounting principles	VIE — Variable Interest Entity

Forward-Looking Statements
This Annual Report on Form 10-K, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this report, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, management has in the past and may in the future make forward-looking statements to analysts, investors, representatives of the media and others. Forward-looking statements are statements that are not historical facts and represent only our beliefs regarding future events. Broadly speaking, forward-looking statements include, but are not limited to, the following:
•Financial projections, including with respect to our NII, noninterest income, EPS, noninterest expenses (including professional services, compliance, compensation and other costs), cash flows, balance sheet positions, capital expenditures, deposit growth, liquidity and capitalization or other financial items;
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
Although we believe that the expectations reflected in our forward-looking statements are reasonable, we have based these expectations on our current beliefs as well as our assumptions, and such expectations may not prove to be correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside our control. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements. Important factors that could cause our actual results and financial condition to differ from the expectations stated in the forward-looking statements include, among others:
•Market and economic conditions (including inflation trends, interest rate volatility, the general condition of the capital and equity markets, and IPO, secondary offering, SPAC fundraising, M&A and financing activity levels) and the associated impact on us (including effects on client demand for our commercial and investment banking and other financial services, as well as on the valuations of our investments);
•Disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events;
•The COVID-19 pandemic and its effects on the economic and business environments in which we operate, and its effect on our operations;
•The impact of changes from the Biden-Harris Administration and the U.S. Congress on the economic environment, capital markets and regulatory landscape, including monetary, tax and other trade policies, as well as changes in personnel at the bank regulatory agencies;
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
•Our ability to maintain or increase our market share, including through successfully implementing our business strategy and undertaking new business initiatives, including through the integration of Boston Private and expansion of our private banking business and the growth and expansion of SVB Securities, including entry into the technology investment banking sector;
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
The operating and economic environment has continued to be impacted by the COVID-19 pandemic, which has created major economic and financial disruptions that have adversely affected, and may continue to adversely affect, certain of our business, operations, financial performance and prospects. Even after the COVID-19 pandemic subsides, it is possible that the U.S. and other major economies will experience a prolonged recession, which could materially and adversely affect our business, operations, financial performance and prospects. Statements about the effects of the COVID-19 pandemic on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, potential variants of the virus (including the emergence of the Omicron variant), vaccination rates, the need for vaccine booster shots, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us.
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

PART I.
ITEM 1.    BUSINESS
General
SVB Financial Group ("SVB Financial") is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a diverse set of banking and financial products and services to clients across the United States, as well as in key international innovation markets. For nearly 40 years, we have been dedicated to helping support entrepreneurs and clients of all sizes and stages throughout their life cycles, primarily in the technology, life science/healthcare, private equity/venture capital and premium wine industries.
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
As of December 31, 2021, on a consolidated basis, we had total assets of $211.5 billion, total investment securities of $128.0 billion, total loans, amortized cost, of $66.3 billion, total deposits of $189.2 billion and total SVB Financial stockholders' equity of $16.2 billion.
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
Business Overview
For reporting purposes, SVB Financial Group has four operating segments for which we report financial information in this report: GCB, SVB Private Bank, SVB Capital and SVB Securities.
Global Commercial Bank
Our GCB segment is comprised of results primarily from our Commercial Bank, our Global Fund Banking Division and SVB Wine, each as further described below.
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
The Bank's treasury management products and services include a wide range of deposits and receivable services, payments and cash management solutions accessible through our expanding online and mobile banking platforms. Deposit products include business and analysis checking accounts, money market accounts, multi-currency accounts, in-country bank accounts and sweep accounts. In connection with deposit services, the Bank provides receivables services, which include merchant services, remote capture, lockbox and fraud control services. Payment and cash management products and services include wire transfer and automated clearing house payment services to enable clients to transfer funds more quickly, as well as business bill pay, business credit and debit cards, account analysis and disbursement services.
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
Global Fund Banking Division. Our Global Fund Banking Division provides banking products and services primarily to our global private equity and venture capital clients.
SVB Wine. SVB Wine provides banking products and services to our premium wine industry clients, including vineyard development loans.
SVB Private Bank
SVB Private Bank is the private banking and wealth management division of the Bank and provides a broad array of personal financial solutions for consumers. Our clients are primarily private equity/venture capital professionals and executive leaders of the innovation economy they support as well as high net worth clients acquired from Boston Private. SVB Private Bank, which includes SVB Wealth Advisory, a registered investment advisor and broker-dealer subsidiary of the Bank, offers a customized approach to private wealth management and private banking services, including mortgages, home equity lines of credit, restricted stock purchase loans, capital call lines of credit and other secured and unsecured lending products. We also help our private banking clients meet their cash management needs by providing deposit account products and services, including checking, money market, certificates of deposit accounts, online banking, credit cards and other personalized banking services.
On July 1, 2021, SVBFG completed the acquisition of Boston Private which was merged with and into SVBFG, with SVBFG continuing as the surviving entity in the transaction. Following the transaction, Boston Private’s wholly owned subsidiary, Boston Private Bank & Trust Company, merged with and into the Bank, with Silicon Valley Bank continuing as the surviving entity in the bank merger. Boston Private provides a full spectrum of wealth, trust and private banking services dedicated to helping clients simplify and strengthen their financial positions. The acquisition was accounted for as a business combination and accordingly, the results of Boston Private's operations have been included in our consolidated financial statements for the year ended December 31, 2021, from the date of acquisition.
SVB Capital
SVB Capital is the venture capital and credit investment arm of SVB Financial Group, which focuses primarily on funds management. SVB Capital manages over $7.3 billion of funds on behalf of third party limited partner investors and, on a more limited basis, SVB Financial Group. The SVB Capital family of funds is comprised of pooled investment vehicles such as direct venture funds that invest in companies and funds of funds that invest in other venture capital funds, as well as debt funds that provide lending and other financing solutions. SVB Capital generates income for the Company primarily through investment returns (including carried interest) and management fees. See Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.
SVB Securities
SVB Securities is an investment bank focused on the innovation economy and operates as a wholly-owned subsidiary of SVB Financial Group. SVB Securities provides investment banking services across all major sub-sectors of Healthcare and Technology. Healthcare sub-sectors include Biopharma, Digital Health and HealthTech, Healthcare Services, Medical Devices and Tools and Diagnostics. SVB Securities launched Technology investment banking in 2021 and serves numerous Technology sub-sectors including Consumer Internet, Commerce Enablement and Marketing Software, Digital Infrastructure and Tech-Enabled Services, Education Technology, Enterprise Software, Industrial Technology and FinTech. SVB also expanded equity research coverage to include Technology companies with the acquisition of MoffettNathanson LLC in 2021. SVB Securities focuses on four main product and service offerings: Capital Raising, M&A Advisory, Equity Research and Sales and Trading.
For more information about our four operating segments, including financial information and results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Segment Results” under Part II, Item 7 of this report, and Note 24—“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Revenue Sources
Our total revenue is comprised of NII and noninterest income. Net interest income on a fully taxable equivalent basis and noninterest income for the year ended December 31, 2021 were $3.2 billion and $2.7 billion, respectively.

NII accounts for the major portion of our earnings. It is comprised primarily of income generated from interest rate spread differences between the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our fixed income securities portfolio, and the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings. Our deposits are largely obtained from commercial clients within our technology, life science/healthcare and private equity/venture capital industry sectors. We also obtain deposits from the premium wine industry commercial clients and from our SVB Private Bank clients. Other than our Private Bank clients, we do not obtain deposits from retail or consumer banking sources.
Noninterest income is primarily income generated from our fee-based services and gains on our investments and derivative securities. We offer a wide range of fee-based financial services to our clients, including global commercial banking, private banking and other business services. We generally refer to revenues generated by such fee-based services as our "core fee income," (a non-GAAP measure) which is comprised of our client investment fees, wealth management and trust fees, foreign exchange fees, credit card fees, deposit service charges, lending related fees and letters of credit and standby letters of credit fees. In addition, through SVB Securities, we offer investment banking, M&A advisory services and equity research capabilities as mentioned above. We generally refer to our core fee income plus revenues generated by these investment banking services and commissions from sales and trading activities as “core fee income plus SVB Securities revenue.” We believe our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model. Additionally, we hold AFS, HTM, non-marketable and marketable investment securities. Subject to applicable regulatory requirements, we manage and invest in private equity/venture capital funds that invest directly in privately-held companies, as well as funds that invest in other private equity/venture capital funds. Gains on these investments are reported in our consolidated statements of income and include noncontrolling interests. We also recognize gains from warrants to acquire stock in client companies, which we obtain in connection with negotiating credit facilities and certain other services. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Gains on Investment Securities, Net” and "Gains on Equity Warrant Assets, Net" under Part II, Item 7 of this report.
We derive substantially all of our revenue from U.S. clients. We derived less than 10 percent of our total revenues from foreign clients for each of 2021, 2020 and 2019.
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
Technology and Life Science/Healthcare
We serve a variety of clients in the technology and life science/healthcare industries. Our technology clients tend to be in the industries of frontier tech and hardware (such as semiconductors, communications, data, storage and electronics); enterprise and consumer software/internet (such as infrastructure software, applications, software services, digital content and advertising technology); fintech; and climate technology and sustainability. Our life science/healthcare clients primarily tend to be in the industries of biopharma, healthtech, medical devices, healthcare services and diagnostics and tools. A key component of our technology and life science/healthcare business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. We serve these clients primarily through three practices:
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
As of December 31, 2021, we employed 6,567 FTEs. Approximately 80 percent of our employees are in the United states and approximately 20 percent are in international locations, including the U.K., Denmark, Germany, Ireland, Israel, China, Hong Kong, India and Canada. Our overall employee count increased by approximately 47 percent in 2021, including growth from acquisitions, increases in our investment banking business, as well as additions across all three lines of defense.
During 2021, we continued to focus on the response to the ongoing and evolving COVID-19 pandemic. As described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management’s Overview of 2021 Financial Performance – Recent Developments – COVID-19”, we continued to focus on the safety, well-being and stability of our people, and providing support for our employees, including expanded support to those directly impacted by COVID-19, mental health and wellness support, and other work-from-home support such as utility stipends and technology and equipment. We encourage you to visit our website under “About US – Living Our Values,” for more detailed information regarding our environmental, social and governance related programs and initiatives, as well as additional details regarding our human capital management. The contents of our website are not incorporated herein by reference and the website address provided is intended to be an inactive textual reference only.
Compensation and Benefits. In order to retain and attract talent, we provide employees with competitive compensation and benefits packages. Our compensation and benefits program provides both short-term and long-term awards, incentivizing performance and aligning employee and shareholder interests. Employee compensation packages include a competitive base salary and, subject to Company and individual performance, may include an annual incentive cash bonus. Employees at certain levels are eligible to receive equity awards tied to the value of the Company’s stock. Other employee benefits include health insurance (medical, dental and vision), parental bonding leave, a 401(k) plan with matching employee contributions, an employee stock purchase plan, an EHOP that offers mortgages on primary homes, paid time off, life insurance, disability insurance, wellness programs (including webinars as well as individual wellness counseling) and learning opportunities.
Diversity, Equity and Inclusion (“DEI”). We believe that advancing diversity, equity and inclusion produces better results for our clients and is crucial to attracting and retaining skilled personnel. We embrace pathways to increase diversity and achieve gender parity in our senior leadership. Our multi-pronged approach to promoting a diverse and inclusive workplace includes employee awareness programs and Employee Resource Groups, internal DEI-focused “town hall” meetings, regular training and educational opportunities, fair pay analysis, leadership development, hiring outreach programs and strategic partnerships to advance diversity objectives.
Safety and Well-Being. The safety and well-being of our employees is of paramount importance. We have developed and maintain company procedures and practices to ensure the safety of our employees in the different markets we operate. During 2021, we focused on providing employee support to address work, life, financial and health-related issues. This included new programs and benefits to ease work-from-home challenges and address the medical and other support needs of those directly impacted by COVID-19. We are also committed to maintaining a work environment that is free of harassment or discriminatory practices. We have processes and escalation channels for employees to report harassment, discrimination or other concerns. In addition, we regularly seek feedback from employees through engagement surveys to help evaluate whether employees are satisfied and engaged in their job positions, as well as understand and are aligned with our business objectives and values.
Community. We are committed to giving back to the communities in which our employees live and work and believe these efforts help us retain and attract talent. We match certain employee charitable donations to eligible non-profits. We also encourage employee volunteering. Our non-profit charitable SVB Foundation also contributes to community organizations and other causes. We also invest in affordable housing projects in the communities in which we live and work as well as provide financial support to low- and moderate-income communities in California and Massachusetts. In addition, we have a university scholarship program that funds certain scholarships and internships.
Company Values. Our Company values guide our actions and empower our employees to be successful. Our core values are: start with empathy for others; take responsibility; embrace diverse perspectives; speak and act with integrity; and keep learning and improving. We believe that our values are key to attracting, retaining, and inspiring our employees and contribute to the success of both our business and the innovation economy more generally.
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
SVB Financial and certain of its non-bank subsidiaries are also subject to regulation by the SEC and FINRA as well as certain other federal and state regulatory agencies. In addition, we are subject to regulation by certain foreign regulatory agencies in international jurisdictions where we conduct, or may in the future wish to conduct, business, including the U.K., Germany, Israel, China, Hong Kong and Canada. (See “International Regulation” below.)
The following discussion of statutes and regulations is a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. Regulators, the U.S. Congress, state legislatures and international consultative and standard-setting bodies continue to enact rules, laws and policies to regulate the financial services industry and public companies in an effort to protect consumers and investors, and may have differing interpretations in the implementation of such rules. Actions by the U.S. Congress and the Biden-Harris Administration, as well as related changes in key personnel at regulatory agencies, could result in changes in regulations applicable to us and how they are interpreted. As a result, the precise nature of laws and regulations relevant to our activities and the effect of government policies on the Company’s business cannot be predicted and, in some cases, may have a material and adverse effect on our business, financial condition, and/or results of operations. For more information, see “Risk Factors-Legal and Regulatory Risks” under Part I, Item IA of this report.
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
In order to retain FHC status, a financial holding company and all of its depository institution subsidiaries must be well-capitalized and well-managed, pursuant to the Federal Reserve’s Regulation Y. Otherwise, SVB Financial could face material restrictions on its activities and its ability to enter into certain transactions. In addition, if the Bank has not received at least a satisfactory rating on its most recent examination under the CRA, we would not be able to commence any new financial activities or acquire a company that engages in such activities. In that case, we would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities. The Bank continues to be in at least satisfactory compliance with the CRA and in 2021 it received its first "outstanding" rating on its CRA strategic plan.
Pursuant to applicable California and federal law, state-chartered commercial banks are permitted to engage in any activity permissible for national banks, which includes the many so-called “closely related to banking” or “non-banking” activities commonly conducted by national banks. In addition, the Bank may conduct, through a subsidiary, certain “financial” activities that would be impermissible for the Bank itself to conduct, provided the Bank remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA.
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
Under the Tailoring Rules, banking organizations are grouped into four categories based on their U.S. G-SIB status, size and four other risk-based indicators. The most stringent standards apply to U.S. G-SIBs, which represent Category I, and the least stringent standards apply to Category IV organizations, which have between $100 billion and $250 billion in average total consolidated assets and less than $75 billion in certain other risk-based indicators. Category IV firms are, among other things, subject to (1) certain liquidity risk management and risk committee requirements, including liquidity buffer and liquidity stress testing requirements; (2) requirements to develop and maintain a capital plan on an annual basis; and (3) supervisory capital stress testing on a biennial basis. As of June 30, 2021, SVB Financial passed the threshold to be considered a Category IV institution, and accordingly, is subject to requirements applicable to Category IV institutions.
If a Category IV organization exceeds either (i) $250 billion in average total consolidated assets or (ii) $100 billion or more in average total consolidated assets and at least $75 billion in nonbank assets, weighted short-term wholesale funding (as defined by the Federal Reserve) (“WSTWF”) or off-balance sheet exposures, it will become a Category III organization, and will, subject to a transition period, be subject to additional heightened requirements.
Several of the enhanced prudential standards for Category IV and Category III firms are summarized below:
•Risk Management. Category IV and Category III organizations are subject to risk committee and risk management requirements, as well as liquidity risk management, liquidity buffer and liquidity stress testing requirements.

•Comprehensive Capital Analysis and Review (“CCAR”). Category IV and Category III organizations are required to submit an annual capital plan to the Federal Reserve. The Federal Reserve’s capital plan rule provides firms subject to Category IV standards additional flexibility to develop their capital plans. For firms subject to CCAR, failure to submit a satisfactory plan can result in restrictions on capital distributions, including dividends and common stock repurchases. The CCAR process is intended to help ensure that BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress.
•Stress Testing. Category IV organizations, like SVBFG, are subject to supervisory stress tests conducted by the Federal Reserve every other year. Category III organizations are subject to annual supervisory stress tests and must conduct company-run stress tests every other year (commonly referred to as Dodd-Frank Stress Tests or “DFAST”). These stress tests are used to determine whether the firms have sufficient capital on a consolidated basis necessary to absorb losses in baseline and severely adverse economic conditions.
•Resolution Planning. Category III firms, but not Category IV firms, are required to submit to the Federal Reserve and the FDIC a plan for rapid and orderly resolution in the event of material financial distress or failure. Separately, FDIC regulations require insured depository institutions (“IDIs”) with average total consolidated assets of $50 billion or more, such as the Bank, to submit a resolution plan with respect to the bank. In June 2021, the FDIC issued a Statement of Resolution Plans for Insured Depository Institutions, which, among other things, provided further details surrounding streamlined content requirements for IDI plan submissions, and established a three-year filing cycle for banks with $100 billion or more in assets. As a result, the Bank will submit a resolution plan on a three-year cycle beginning in 2022. Prior to each IDI plan submission, the FDIC will send a written communication to the Bank specifying the timing of its submission, which will be required no earlier than 12 months after the date of the communication, and which the FDIC expects will be required by the first business day in December of an applicable year. The Bank expects to submit its resolution plan by December 2022.
•Liquidity Requirements. Category IV institutions with greater than $50 billion in WSTWF, as well as Category I-III organizations, are subject to LCR and net stable funding ratio (“NSFR”) requirements and must maintain high-quality liquid assets in accordance with specific quantitative requirements. However, the above-mentioned Category IV institutions, as well as Category III institutions with less than $75 billion in WSTWF, are subject to reduced LCR and NSFR requirements. Category III institutions with greater than $75 billion in WSTWF and all Category I-II organizations are subject to the full LCR and NSFR requirements. As of December 31, 2021, we have less than $50 billion in WSTWF, therefore, we are currently not subject to LCR and NSFR requirements.
•Single counterparty credit limit. In June 2018, the Federal Reserve issued a final rule regarding single-counterparty credit limits (“SCCL”) for large banking organizations, excluding Category IV firms, subjecting them to a limit of 25% of Tier 1 capital for aggregate net credit exposures to any other unaffiliated counterparty. Given SVB Financial is a Category IV firm, we are not subject to the SCCL requirements.
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
The Capital Rules establish minimum risk-weighted capital ratios for CET1 capital, Tier 1 capital and total capital as well as a minimum "leverage ratio" of Tier 1 capital to total consolidated average tangible assets (as defined for regulatory purposes). CET1 is defined as common stock, plus related surplus, and retained earnings plus minority interest in the form of common stock, subject to a limit, less certain regulatory deductions and adjustments. For most banking organizations, the most common form of Tier 1 capital (other than CET1) is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated debt and a portion of the allowance for loan and lease losses, in each case, subject to certain requirements. Total capital consists of Tier 1 capital and Tier 2 capital.
Under the Capital Rules, the minimum capital ratios applicable to SVB Financial and the Bank are as follows: 4.5% CET1 capital, 6.0% Tier 1 capital, 8.0% Total capital and 4.0% Tier 1 leverage. In addition, banking organizations must meet a 2.5% CET1 risk-based capital conservation buffer requirement in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. The severity of the constraints would depend on the amount of the shortfall and the banking organization’s “eligible retained income” (that is, the greater of (i) the preceding four-quarter net income, net of distributions and tax effects not reflected in net income and (ii) the average quarterly net income from the preceding four quarters). In March 2020, for BHCs with $100 billion or more in assets, such as SVB Financial, the Federal Reserve approved a final rule replacing the static 2.5% component of the capital conservation buffer with a firm-specific stress capital buffer (“SCB”) requirement, reflecting stressed losses in the supervisory severely adverse scenario of the Federal Reserve’s CCAR stress tests and including four quarters of planned common stock dividends, subject to a minimum 2.5% floor. During a year in which a Category IV firm, such as SVB Financial, does not undergo a supervisory stress test, the firm will receive an updated SCB that reflects the firm’s updated planned common stock dividends. A Category IV firm may also elect to participate in the supervisory stress test in a year in which the firm would not normally be subject to the supervisory stress test to receive an updated SCB.
If SVB Financial were to become a Category III firm, it would also be subject to (i) if deployed by the Federal Reserve, up to an additional 2.5% CET1 countercyclical capital buffer and (ii) a minimum supplementary leverage ratio of 3.0% that takes into account both on-balance sheet and certain off-balance sheet exposures.
The regulatory capital ratios of SVB Financial and the Bank currently exceed these levels, as shown in the following chart:

December 31, 2021	SVB Financial	Bank	Required Ratio (1)
CET1 risk-based capital	12.09%	14.89%	7.0%
Tier 1 risk-based capital	16.08	14.89	8.5
Total risk-based capital	16.58	15.40	10.5
Tier 1 leverage	7.93	7.24	4.0

(1)     Percentages represent the minimum capital ratios plus, as applicable, the 2.5% CET1 capital conservation buffer under the Capital Rules.
The regulatory capital ratios of SVB Financial and the Bank also exceed the “well-capitalized” requirements under the Capital Rules. Refer to Note 23—“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for more information.
In December 2017, the Basel Committee published standards to revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments”) and establish a new standardized approach for operational risk capital. Under the current Capital Rules, operational risk capital requirements do not apply to non-advanced approaches banking organizations, such as SVB Financial and the Bank. The federal banking agencies have not yet implemented these revised standards, and their impact on SVB Financial and the Bank will depend on the manner in which they are implemented.
In light of the economic disruptions and operational challenges related to the COVID-19 pandemic, in 2020 the federal banking agencies adopted a rule that provided relief to banking organizations with respect to the impact of CECL on regulatory capital (the “2020 CECL Transition Rule”). Under the 2020 CECL Transition Rule, banking organizations that adopted CECL during the 2020 calendar year, such as SVB Financial and the Bank, were permitted to delay the estimated impact of CECL on regulatory capital until January 2022, followed by a three-year period to phase out the aggregate capital benefit provided during the initial two-year delay. The rule prescribes a methodology for estimating the impact of differences in credit loss allowances reflected under CECL versus under the incurred loss methodology during the five-year transition period. We elected to use the five-year transition option under the 2020 CECL Transition Rule.
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
As a Category IV firm, we are required to submit an annual capital plan to the Federal Reserve. A BHC’s planned capital distributions in its annual capital plan submissions must be consistent with any effective distribution limitations that would apply under the firm’s own baseline projections, including its SCB. SVB Financial’s ability to make capital distributions would likely be impacted in the event that SVB Financial fails to maintain its SCB above its minimum CET1 risk-based, Tier-1 risk-based and total risk-based capital requirements. In addition, the Federal Reserve’s capital plan rule relating to the CCAR process also provides that a BHC must receive prior approval for any dividend, stock repurchase, or other capital distribution, other than a capital distribution on a newly issued capital instrument, if the BHC is required to resubmit its capital plan. Among other circumstances, a firm may be required to resubmit its capital plan in connection with certain acquisitions or dispositions.

Proprietary Trading and Relationships with Certain Funds
The Volcker Rule, set out in section 13 of the BHC Act, restricts, among other things, bank holding companies and their affiliates from engaging in proprietary trading and from sponsoring, investing in, or having certain other relationships with certain privately offered funds, including certain hedge funds and private equity funds (“covered funds”). On June 6, 2017, we received notice that the Federal Reserve approved our application for an extension of the permitted conformance period for our investments in certain “illiquid” covered funds ("Restricted Volcker Investments"). The approval extends the deadline by which the Company must sell, divest, restructure or otherwise conform such Restricted Volcker Investments to the provisions of the Volcker Rule until the earlier of (i) July 21, 2022 and (ii) the date by which each fund matures by its terms or is otherwise conformed to the Volcker Rule. These investments are comprised of interests attributable solely to the Company in our consolidated managed funds and certain of our non-marketable securities.
In October 2019, the Volcker Rule implementing agencies, including the Federal Reserve (the “Agencies”), finalized rules amending the regulations implementing the Volcker Rule (the "2019 Volcker Amendments"). These amendments tailor compliance requirements based on the size of a firm’s trading assets and liabilities and eliminate or adjust certain requirements to clarify permitted and prohibited activities. The 2019 Volcker Amendments went into effect on January 1, 2020, and became mandatory on January 1, 2021. Additionally, on June 25, 2020, the Agencies approved further amendments (the “2020 Volcker Amendments”) effective October 1, 2020, which provide for, among other things, the adoption of new exclusions from the definition of “covered fund” for venture capital funds and credit funds that meet certain criteria. As a result of these amendments, we believe that none of the Restricted Volcker Investments will be required to be disposed of or otherwise conformed under the Volcker Rule requirements. We expect that all of our Restricted Volcker Investments will (i) qualify for these new exclusions; (ii) otherwise be excluded from the definition of "covered fund"; or (iii) will have commenced or completed a liquidation or dissolution process.
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
Transactions with Affiliates
Transactions between the Bank and its operating subsidiaries (such as SVB Asset Management or SVB Wealth Advisory), on the one hand, and the Bank’s affiliates (such as SVB Financial, SVB Securities or an entity affiliated with our SVB Capital business), on the other, are subject to statutory and regulatory restrictions designed to limit the risks to the Bank and its subsidiaries, including Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. These restrictions include quantitative and qualitative limits on the amounts and types of transactions with affiliates, including extensions of credit to affiliates, investments in the stock or securities of affiliates, purchases of assets from affiliates and certain other transactions with affiliates. In addition, credit transactions with affiliates must be collateralized, and transactions with affiliates must be on market terms or better for the Bank.
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
Privacy and Cybersecurity
Data privacy and data protection are areas of increasing legislative focus. For example, the California Consumer Protection Act of 2018 (the “CCPA”), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed subject to the federal Gramm-Leach-Bliley Act. The CCPA’s requirements will be further expanded under the California Privacy Rights Act (“CPRA”) once it goes into effect on January 1, 2023. Similar laws have been and may be adopted by other states where we do business, such as Colorado and Virginia, and the federal government may also pass data privacy or data protection legislation. In addition, in the European Union, privacy law is governed by the General Data Protection Regulation (the “GDPR”). The GDPR established enhanced compliance obligations and increased penalties for non-compliance compared to the prior Data Protection Directive which governed data privacy in the European Union.
In November 2021, the federal banking agencies issued a final rule requiring banking organizations to notify their primary banking regulator as soon as possible and within 36 hours of determining that a “notification incident” has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver services to a material portion of its customer base, result in a material loss of revenue, profit, or franchise value, or impact the stability of the U.S. financial sector. The final rule also requires specific and immediate notifications by bank service providers that become aware of similar incidents. The final rule is effective April 1, 2022, with compliance required by May 1, 2022.
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
In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, FinCEN issued the priorities for anti-money laundering and countering the financing of terrorism policy required under AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing. In December 2021, FinCEN issued a notice of proposed rulemaking regarding beneficial ownership information reporting, under which certain domestic and foreign reporting companies would file reports with FinCEN regarding their beneficial ownership.
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
Regulation of Certain Subsidiaries and Regulatory Affiliates
SVB Securities LLC (formerly known as SVB Leerink LLC), a subsidiary of SVB Securities, and SVB Wealth Advisory, Inc., a subsidiary of the Bank, are each registered as broker-dealers with the SEC and are members of FINRA, and are subject to regulation by both agencies. They are also members of the Securities Investor Protection Corporation. SVB Asset Management, SVB Wealth Advisory and funds management entities associated with SVB Securities Capital LLC, a subsidiary of SVB Securities, are registered with the SEC under the Investment Advisers Act of 1940, as amended, and are subject to its corresponding regulations.
SVB Securities LLC and SVB Wealth Advisory must comply with the financial responsibility rules governing broker-dealers, including Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to measure the general financial condition and liquidity of a broker-dealer and seek to ensure its financial stability in light of its activities. Each of SVB Securities LLC and SVB Wealth Advisory is required to maintain minimum net capital levels, which could, in the case of either entity, limit the ability for capital to be withdrawn or require a capital infusion to support growth in the business or new or ongoing activities.
Further, the Company has oversight responsibilities with respect to the regulatory compliance of certain unconsolidated subsidiaries and affiliates that the Company may be deemed to control for purposes of the BHC Act. In 2021, the Company restructured its relationships with Vouch Inc. and Bolster Networks, Inc. such that the Company believes it is no longer deemed to control either entity for purposes of the BHC Act.
Securities Registration and Listing
SVB Financial’s common stock and Series A, B, C, D and E preferred stock are registered under the Securities Act of 1933, as amended. SVB Financial’s common stock and Series A Depositary Shares are also listed on the Nasdaq Global Select Market. As such, SVB Financial is subject to the SEC’s information, proxy solicitation, insider trading, corporate governance, and other public company requirements and restrictions as well as Nasdaq’s Marketplace Rules and other requirements.
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
International Regulation
Our international-based subsidiaries and offices and global activities, including our banking branches in the U.K., Germany, Canada and the Cayman Islands as well as our joint venture bank in China, are subject to the respective laws and regulations of those countries and the regions in which they operate. This includes laws and regulations promulgated by, but not limited to, the Financial Conduct Authority and the Prudential Regulation Authority in the U.K., the Office of the Superintendent of Financial Institutions in Canada, the German Federal Financial Supervisory Authority (BaFin), the China Banking and Insurance Regulatory Commission, the Cayman Islands Monetary Authority and the Hong Kong Monetary Authority. Pursuant to UK regulatory requirements, Silicon Valley Bank will need to restructure its UK branch into a full-service bank subsidiary when the branch reaches £100 million of insured small business deposits, which we currently expect will be in mid-year 2022.
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
•Our ACL is determined based upon both objective and subjective factors, and may not be adequate to absorb any actual credit losses.
•The borrowing needs of our clients have been and may continue to be unpredictable, especially during a challenging economic environment. We may not be able to meet our unfunded credit commitments, or adequately reserve for losses, which could have a material adverse effect.
Market and Liquidity Risks
•Our interest rate spread may decline in the future. Any material reduction in our interest rate spread could have a material adverse effect on our business, results of operations or financial condition.
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
Operational Risks
•The COVID-19 pandemic has created significant economic and financial disruptions that have adversely affected, and may continue to adversely affect certain aspects of our business and operations.
•The occurrence of fraudulent activity, breaches of our information security or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.
•We face risks associated with the ability of our IT systems and our people and processes to support our operations and future growth effectively.
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
•We have recently experienced, and continue to experience, significant growth, including deposit growth. Our current level of growth may not be sustainable. Further, if our deposit growth continues at a similar or greater rate, we may need to raise additional equity to support our capital ratios.
Legal and Regulatory Risks
•We are subject to extensive regulation that could limit or restrict our activities, impose financial requirements or limitations on the conduct of our business, or result in higher costs to us, and the stringency of the regulatory framework applicable to us may increase if, and as, our balance sheet continues to grow.
•As we have exceeded $100 billion of average total consolidated assets (over four quarters) during 2021, we are now subject to more stringent regulations, including certain enhanced prudential standards applicable to large bank holding companies. If we exceed $250 billion of average total consolidated assets, we will be subject to even more stringent regulations.
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
•Decreases in the amount of equity capital available to our clients could adversely affect us.
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

Investor dependent loans. Many of our loans, particularly in our portfolios for early-stage and mid-stage privately held companies, are made to companies with modest or negative cash flows and/or no established record of profitable operations, primarily within the technology, life science and healthcare industries. Consequently, repayment of these loans is often dependent upon receipt by our borrowers of additional financing from venture capitalists or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity or “exit” event. The effects of the COVID-19 pandemic have caused certain client valuations to drop, thereby reducing the rate of financing or other “exit” events for certain clients, which has had and may continue to have an adverse effect on certain of our clients and their ability to repay their loans to us. Although these challenges have been offset by strong financial markets performance, relief programs and decreased cash utilization, certain of these companies may experience difficulties sustaining their businesses over time. There can be no assurance that these companies will be able to continue to obtain funding at current valuation levels, if at all and valuations may drop in a meaningful manner, which may impact the financial health of our client companies. For example, volatility in financial markets may make IPOs less attractive to investors seeking an “exit” event. In such case, investors may provide financing in a more selective manner, at lower levels and/or on less favorable terms, if at all, any of which may have an adverse effect on our borrowers’ ability to repay their loans to us.
Larger loans; syndicated loans. In addition, a significant portion of our loan portfolio is comprised of larger loans, which could increase the impact on us of any single borrower default. As of December 31, 2021, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $41.3 billion, or 62 percent of our portfolio. These larger loans have represented an increasing portion of our total loan portfolio over time. They include capital call lines of credit to our private equity and venture capital clients and SLBO loans, as well as other loans made to our later-stage and larger corporate clients, and may be made to companies with greater levels of debt relative to their equity, balance sheet liquidity or cash flow. Additionally, we have continued our efforts to grow our loan portfolio by agenting or arranging larger syndicated credit facilities and participating in larger syndicates agented by other financial institutions. In those arrangements where we do not act as the lead syndicate agent, our control or decision-making ability over the credit facility is typically limited to our participation interest.
Loans dependent on third parties. Further, the repayment of financing arrangements we enter into with our clients may be dependent on the financial condition or ability of third parties to meet their payment obligations to our clients. For example, we enter into formula-based financing arrangements that are secured by our clients’ accounts receivable from third parties with whom they do business. We make loans secured by letters of credit issued by third party banks and enter into letters of credit discounting arrangements, the repayment of which may be dependent on reimbursement by third party banks. We extend recurring revenue-based lines of credit, where repayment may be dependent on borrowers’ revenues from third parties. We also extend project financing to solar and other renewable energy providers, where repayment may be dependent on factors related to renewable energy generation, construction and access to take-out sources of financing, including tax credit equity. Further, in our loan portfolio of private equity and venture capital firm clients, many of our clients have lines of credit, the repayment of which is dependent on the payment of capital calls or management fees by the underlying limited partner investors in the funds managed by these firms. These capital call lines of credit are a significant portion of our loan portfolio (capital call lines of credit represent more than half of our loan portfolio as of the end of 2021, and may in future periods increase). These third parties may not be able to meet their financial obligations to our clients or to us, which, ultimately, could have an adverse impact on us.
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
Wineries and vineyards. In addition, we lend to premium wineries and vineyards through SVB Wine. Repayment of loans made to these clients may be dependent on overall wine demand and sales, or other sources of financing or income which may be adversely affected by a challenging economic environment, as well as the value of underlying real estate and non-real estate collateral, overall grape supply and income from tourism which may be adversely affected by climate change, poor weather, heavy rains, flooding, droughts, fires, wildfires, earthquakes or other natural or catastrophic conditions. Our premium wine industry clients have been and may continue to be impacted by the loss of restaurant and winery sales as a result of the COVID-19 pandemic.
Loans to individuals. We also lend to individual investors, executives, entrepreneurs or other influencers in the innovation economy, primarily through SVB Private Bank, a division of the Bank. Our lending to individuals has substantially increased due to our acquisition of Boston Private. These individual clients may face difficulties meeting their financial commitments, especially in a challenging economic environment, and may be unable to repay their loans, and these difficulties may be more acute if accompanied by a decline in real estate values. In certain instances, we may also relax loan covenants and conditions or extend loan terms to individual borrowers who are experiencing financial difficulties. While such determinations are based on an assessment of various factors, including access to additional capital in the near term, there can be no assurance that such continued support will result in any individual borrower meeting his or her financial commitments. Additionally, certain clients may prepay the principal amount of their loans. If we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our financial performance may be adversely impacted.
Commercial real estate loans. We acquired a portfolio of CRE loans as part of the Boston Private acquisition. CRE loans may lack standardized terms and may include a significant principal balance or “balloon” payment due on maturity. CRE loans may involve a higher risk of default compared to our other types loans as a result of several factors, including the financial condition of the borrower, prevailing economic conditions, occupancy, rental collections, interest rates and collateral value. Additionally, the adverse impacts of the COVID-19 pandemic on the commercial real estate sector, including retail stores, hotels and office buildings, creates greater risk exposure for our CRE loan portfolio.
Based on the credit profile of our overall loan portfolio, our level of nonperforming loans, loan charge-offs and ACL can be volatile and can vary materially from period to period. Increases in our level of nonperforming loans, the acquisition of PCD loans, increases in loan charge-offs or changes in economic forecasts may require us to increase our provision for credit losses in any period, which could reduce our net income or cause net losses in that period. The continued effects of COVID-19 or other unforeseen events or future economic downturns or recessions may cause our clients to be unable to pay their loans as they come due or decrease the value of collateral, such as accounts receivable, which could cause us to materially increase our ACL or incur credit losses in excess of the allowance in future periods. For instance, during the first half of 2020 in response to the onset of the COVID-19 pandemic, we significantly increased our ACL. Additionally, such increases in our level of nonperforming loans, loan charge-offs or changes in economic forecasts may also have an adverse effect on our capital ratios, credit ratings and market perceptions of us. See “Loans” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Financial Condition” under Part II, Item 7 of this report.
Our ACL is determined based upon both objective and subjective factors, and may not be adequate to absorb credit losses.
As a lender, we face the risk that our borrower clients will fail to repay their loans when due. If borrower defaults cause large aggregate losses, it could have a material adverse effect on our business, results of operations or financial condition. We reserve for such losses by establishing an ACL, the increase of which results in a charge to our earnings as a provision for credit losses. Although we have established an evaluation process designed to determine the adequacy of our ACL that uses historical and other objective information reflective of the classification of loans, the establishment of credit losses are also dependent on macroeconomic forecasts as well as the subjective experience and judgment of our management. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our historical experience, as has occurred during the COVID-19 pandemic, or are otherwise inconsistent with our credit quality assessments. There can be no assurance that our ACL will be sufficient to absorb future credit losses or prevent a material adverse effect on our business, financial condition or results of operations.
Our ability to accurately forecast estimated credit losses depends on whether our credit loss model and related inputs correspond to actual loss rates.
Banking regulators, as part of their supervisory function, periodically review our methodology, models and the underlying assumptions, estimates and assessments we make in determining the adequacy of our ACL. These regulators may conclude that changes are necessary, which could impact our overall credit portfolio. Such changes could result in, among other things, modifications to our methodology or models, reclassification or downgrades of our loans, increases in our ACL or other credit costs, imposition of new or more stringent concentration limits, restrictions in our lending activities and/or recognition of further losses.
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
Further, although we have established a reserve for losses associated with our unfunded credit commitments, the level of the reserve is determined by a methodology that is similar to that used to establish our ACL in our funded loan portfolio and that has also been amended by CECL. The reserve is susceptible to significant changes and is primarily based on credit commitments less the amounts that have been funded, the amount of the unfunded portion that we expect to be utilized in the future, credit quality of the loan credit commitments, and management’s estimates and judgment. There can be no assurance that our allowance for unfunded credit commitments will be adequate to provide for actual losses associated with our unfunded credit commitments. An increase in the allowance for unfunded credit commitments in any period may result in a charge to our earnings, which could reduce our net income or increase net losses in that period.
Market and Liquidity Risks
Our interest rate spread may decline in the future. Any material reduction in our interest rate spread could have a material adverse effect on our business, results of operations or financial condition.
A significant portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and internal borrowings, and the interest rates and fees we receive on our interest-earning assets, such as loans extended to our clients, securities held in our investment portfolio and excess cash held to manage short-term liquidity. Our interest rate spread can be affected by the mix of loans, investment securities, deposits and other liabilities on our balance sheet, as well as a variety of external factors beyond our control that affect interest rate levels, such as competition, inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of various governmental bodies, such as the Federal Reserve. For example, changes in key variable market interest rates, such as the Federal Funds, National Prime (“Prime”), LIBOR or Treasury rates, generally impact our interest rate spread. While changes in interest rates do not generally produce equivalent changes in the revenues earned from our interest-earning assets and the expenses associated with our interest-bearing liabilities, increases in market interest rates are nevertheless likely to cause our interest rate spread to increase. Conversely, if interest rates decline, our interest rate spread will likely decline. Although it is expected that the Federal Reserve will increase the target Federal Funds rate in 2022 to combat recent inflationary trends, if interest rates do not rise, or if the Federal Reserve lowers the target Federal Funds rate to below 0%, these low rates could continue to constrain our interest rate spread and may adversely affect our business forecasts. On the other hand, increases in interest rates, to combat inflation or otherwise, may result in a change in the mix of non-interest and interest-bearing accounts, and the level of off-balance sheet market-based investment preferred by our clients, which may also impact our interest rate spread. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply, and other changes in financial markets.
Changes in the method of determining LIBOR or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that we hold or issue, which could further impact our interest rate spread. In 2017, the U.K. Financial Conduct Authority announced that it would no longer persuade or compel submission of bank rates used for calculation of LIBOR after 2021. In 2020, the administrator of LIBOR announced that it will extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and the administrator ceased publishing other LIBOR settings immediately after December 31, 2021. The federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021.
Regulators, industry groups and certain committees (for example, the ARRC) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the SOFR as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted in their current form, whether they will continue to evolve, and what the ultimate effect of their implementation may be on the markets for floating-rate financial instruments.
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
In connection with negotiated credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies primarily in the technology, life science and healthcare industries subject to applicable regulatory limits and, in some cases, we retain equity interests in these companies following their initial public offering. We have also made investments through SVB Financial, SVB Securities and our SVB Capital family of funds in venture capital funds and direct investments in companies. We may enter into hedging arrangements with respect to some of the SVB Capital equity positions; many of these interests are required to be carried at fair value and may be impacted by changes in fair value. The fair values of these warrants and investments are reflected in our financial statements and are adjusted on a quarterly basis. Fair value changes are recorded as unrealized gains or losses through consolidated net income. However, the timing and amount of changes in fair value, if any, of these financial instruments depends on factors beyond our control, including the perceived and actual performance of the companies or funds in which we invest, fluctuations in the market prices of the preferred or common stock of the portfolio companies, the timing of our receipt of relevant financial information from these companies, market volatility and interest rate factors and legal and contractual restrictions. Though valuations and financial markets have rebounded since the earlier stages of the COVID-19 pandemic, the prolonged negative effects of the COVID-19 pandemic may have a further impact on the value of these assets (potentially in a significant manner). Additionally, macroeconomic factors beyond our control, including inflationary trends, financial markets volatility and geopolitical issues and events, such as the escalating military tension between Russia and Ukraine, may adversely impact the value of our investments. Moreover, the timing and amount of our realization of actual net proceeds, if any, from our disposition of these financial instruments also often depend on factors beyond our control. In addition to those mentioned above, such factors include the level of public offerings, and M&A or other exit activity, legal and contractual restrictions on our ability to sell our equity positions (including the expiration of any “lock-up” agreements) and the timing of any actual dispositions. The net proceeds we receive from these financial instruments, and our financial statements more generally, may also be affected by hedging arrangements we may enter into with respect to such instruments at SVB Capital. Because of the inherent variability of these financial instruments and the markets in which they are bought and sold, their fair market value might increase or decrease materially from period to period, and the net proceeds ultimately realized upon disposition might be materially different than the then-current recorded fair market value.
In addition, depending on the fair value of these warrants and direct equity investments, a meaningful portion of the aggregate fair value of our total warrant and direct equity investment portfolios may, from time to time, be concentrated in a limited number of warrants and direct equity investments. Valuation changes in one or more of these warrants or direct equity investments (or any potential related hedging transactions) may have a material impact on our financial statements and the valuation of our total investment portfolio. Moreover, because valuations of private companies are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value for private companies may differ materially from the values that would have been used if a ready market for these securities existed. Therefore, fair value determinations may materially understate or overstate the value that we ultimately realize upon the sale of one or more investments. We cannot predict future realized or unrealized gains or losses, and any such gains or losses are likely to vary materially from period to period. See Note 16-”Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

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
By contrast, a low demand for public equity or M&A transactions or an inability to complete such transactions due to events affecting market conditions generally, could result in fewer transactions overall and therefore decrease revenues of SVB Securities, our investment banking business, as such revenues stem primarily from underwriting and advisory fees associated with capital markets and M&A transactions. Although there was strong capital markets activity in the healthcare and technology sectors in 2021, a decline in this activity in the future could lead to decreased revenues of SVB Securities.
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
Operational Risks
The COVID-19 pandemic has created significant economic and financial disruptions that have adversely affected, and may continue to adversely affect certain aspects of our business and operations.
The COVID-19 pandemic has caused significant impacts to global health and economic conditions that have adversely affected, and may continue to adversely affect, certain aspects of our business and operations Although financial markets have rebounded from the significant declines that occurred earlier in the pandemic, and global economic conditions showed signs of improvement in the second half of 2020 and in 2021, the COVID-19 pandemic may continue to contribute to, among other things (i) increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures; (ii) sudden and significant declines, and significant increases in volatility, in financial markets; (iii) ratings downgrades, credit deterioration and defaults in many industries; (iv) increased utilization of credit lines as clients seek to bolster liquidity; (v) fluctuations in the targeted federal funds rate as result of monetary policy measures in response to the effects of the COVID-19 pandemic, including inflationary pressures; (vi) the exacerbation of recent inflationary trends and (vii) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements and the current environment, including increased fraudulent activity. In addition, we also face an increased risk of client disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on market and economic conditions, actions that governmental authorities take in response to those conditions, and our implementation of and participation in special financial relief programs, such as the SBA’s PPP and U.K. Coronavirus Business Interruption Loan Scheme ("CBILS"). Moreover, we have focused resources and management attention towards managing the impacts of the COVID-19 pandemic, and we have and likely will have to continue to balance managing these impacts while also devoting resources and management attention toward certain growth initiatives and other investments in the near term.
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
We remain unable to predict the full extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, capital and results of operations. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, clients, counterparties and service providers, as well as other market participants, actions taken by governmental authorities and other third parties in response to the pandemic, the scope and duration of future phases or outbreaks, or seasonal or other resurgences, of the disease (including variants thereof), and the effectiveness and implementation of vaccination efforts. For example, the omicron variant of COVID-19 has led to a spike in COVID-19 cases across the United States, which has caused travel, supply chain and other disruptions, and certain governmental authorities and other third parties have re-imposed restrictions in order to respond to the rise in cases attributable to the omicron variant.

The occurrence of fraudulent activity, breaches of our information security or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.
As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that could be committed against us, our clients or our third-party partners, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our employees or clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including credit fraud, check fraud, electronic fraud, wire fraud, phishing, social engineering, business email compromise, ransomware, malfeasance and other dishonest acts. For example, in 2021 and as disclosed in previous filings, we incurred an $80 million charge-off related to fraudulent activity. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our clients or third-party partners, denial or degradation of service attacks, malware or other cyber-attacks. Sources of attacks vary and may include hackers, employees, vendors, business partners, organized crime, terrorists, foreign governments, corporate espionage and activists. Breaches may also be a result of human errors or mistakes unintentionally caused by us. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. During the COVID-19 pandemic, we continued to experience heightened fraud and cybersecurity risks, as well as other information security risks, particularly as a result of work-from-home arrangements, which may be more susceptible to inadvertent human errors given the change in operating environment.
Consistent with industry trends, we remain at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. Cybersecurity risks may increase in the future as we increase our mobile, digital and internet-based product offerings and expand our internal use of internet-based products and applications, which we expect to remain elevated as long as the COVID-19 pandemic continues. Moreover, in recent periods, large corporations (including financial institutions and retail companies), as well as U.S. governmental agencies, have suffered significant data breaches or malware attacks, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potentially fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us, which could subject us to potential liability. Additionally, state-sponsored or terrorist-sponsored efforts to hack or disable IT systems increases risks, since the motivation may be for geopolitical as much as for financial gain.
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
In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, ongoing work-from-home arrangements for our employees, integrating new employees into the Company, vulnerabilities in third-party technologies and services (including cloud computing and storage, computing hardware, browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. The forms, methods and sophistication of fraud, security breaches, cyber-attacks and other similar criminal activity continue to evolve, and as we evolve and grow our business, especially in new business lines or geographic areas, we may be unable to foresee future risks. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security and effectiveness of our cyber incident response plans, our risk mitigation strategies and internal controls, including risk assessment policies and procedures, testing, backup and redundancy systems, incident response plans, training and authentication or encryption tools, may not be effective against defending against fraud, security breaches or cyber-attacks, and any insurance we maintain may not be sufficient to compensate us for all losses that may occur. Our inability to anticipate, or failure to adequately mitigate, fraudulent activities, breaches of security or cyber-attacks could result in: financial losses to us or our clients; our loss of business and/or clients; loss or exposure of our confidential data or information; damage to our reputation; the incurrence of additional expenses; loss of personnel; disruption to our business; force majeure claims by us or critical suppliers; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability.
We face risks associated with the ability of our IT systems and our people and processes to support our operations and future growth effectively.
Our IT systems, the data stored in those systems, people and internal business processes are critical to our operations and future growth, and have been critical to our continued operations during the COVID-19 pandemic as we implemented work-from-home arrangements and onboarded new employees in an entirely remote work environment. Our systems may be subject to service outages from time to time due to various reasons, including infrastructure failures, interruptions due to system upgrades or malware removal, employee error or malfeasance, or other force majeure-related reasons (such as potential blackouts or brownouts in California), which could cause business disruption. Further, the functionality and reliability of our IT systems may be compromised if the data contained in those systems is inaccurate, outdated or corrupt. Additionally, our systems and processes need to be sufficiently scalable to operate effectively, and we need to have the appropriate talent and organizational structures to support our business. Many of our systems and processes are interdependent and interconnected, meaning that a service outage or operational inefficiency with respect to one system or process could negatively impact other systems or processes. As a result, we continue to invest in technology and more automated solutions in order to optimize the efficiency of our core operational and administrative infrastructure. In the absence of having effective automated solutions, we may rely on manual processes which may be more prone to error. Moreover, as we evolve, we may further install or implement new systems and processes or otherwise replace, upgrade or make other modifications to our existing systems and processes. These changes could be costly and require significant investment in the training of our employees and other third-party partners, as well as impose substantial demands on management time. If we do not implement new initiatives or utilize new technologies effectively or in accordance with regulatory requirements, or if our people (including outsourced business partners) are not appropriately trained or developed or do not perform their functions properly or have the appropriate resources to do so, we could experience business interruptions or other system failures which, among other things, could result in inefficiencies, revenue losses, loss of clients, employee dissatisfaction, exposure to fraudulent activities, regulatory enforcement actions or damage to our reputation, each of which could have a material adverse effect on our business.
Business disruptions and interruptions due to natural disasters and other external events beyond our control have in the past adversely affected our business, financial condition or results of operations and may do so in the future.
Our operations can be subject to natural disasters and other external events beyond our control, such as the effects of earthquakes, fires, floods, severe weather, public health issues such as the recent outbreak of the coronavirus or other pandemic diseases, power failures, telecommunication loss, major accidents, terrorist attacks, acts of war, political, economic and social unrest, and other natural and man-made events, some of which may be intensified by the effects of climate change and changing weather patterns. For example, our corporate headquarters and some of our critical business offices are located in California, which has experienced major wildfires and blackouts and is located over major earthquake fault lines. We also maintain critical business facilities in Texas, which has experienced severe weather conditions, major blackouts and water service disruptions. Additionally, we conduct certain finance, human resources and technology and loan operations in India, which has experienced severe weather conditions, floods and public health issues as a result of the COVID-19 pandemic. Furthermore, climate change, the increasing frequency or severity of weather events, an earthquake or other disaster could cause severe destruction, disruption or interruption to our operations or property and significantly impact our employees and could damage, destroy or otherwise reduce the value of collateral, which could materially increase our credit losses. More recently, the COVID-19 pandemic has had direct effects on our operations, including by limiting employee travel and increasing telecommuting arrangements. We may experience negative effects of prolonged work-from-home arrangements that continue to be in effect, such as increased risks of systems access or connectivity issues, cybersecurity or information security breaches, and challenges our employees may face in maintaining a balance between work and home life, which may lead to reduced productivity and/or significant disruptions in our business operations.

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
Additionally, natural disasters and external events, including but not limited to those that have occurred and may occur in and around California, have affected, and could in the future affect, the business and operations of our clients, which could impair their ability to repay their loans or fees when due, impair the value of collateral securing their loans, cause our clients to reduce their deposits with us, or otherwise adversely affect their business dealings with us, any of which could have a material adverse effect on our business, financial condition or results of operations. A portion of our client borrowers, including our premium winery and vineyard clients, our SVB Private Bank mortgage clients and other corporate clients, are located in or have offices in California, which has historically experienced severe natural disasters resulting in disruptions to businesses and damage to property, including wildfires and earthquakes. If there is a major earthquake, flood, fire, drought or other natural or catastrophic disaster in California or elsewhere in the markets in which we operate due to climate change or otherwise, our borrowers may experience uninsured property losses or sustained disruption to business or loss that may materially impair their ability to meet the terms of their loan obligations.
We face risks from a prolonged work-from-home arrangement, as well as from our eventual implementation of a broader plan to return to the office or increase virtual working arrangements.
In response to the COVID-19 pandemic, we moved to a work-from-home plan, restricted business travel, postponed or moved to online SVB-hosted events and enabled remote access to our systems. Currently, the vast majority of our employees continue to work remotely as a result of the COVID-19 pandemic and our longer-term plan to increase virtual or remote working arrangements. Although our work-from-home plan has been effective thus far, we may experience negative effects of a prolonged work-from-home arrangement, such as increasing risks of systems access or connectivity issues, cybersecurity or information security breaches, difficulties integrating new employees, reduced team collaboration, or imbalances between work and home life, which may lead to reduced productivity and/or significant disruptions in our business operations.
Moreover, while we have begun reopening certain of our offices and welcoming back employees at those locations (in addition to allowing certain virtual or remote working arrangements), the manner and timing of fully reopening our offices is not yet finalized. Our ability to fully reopen our offices will be subject to a variety of complex considerations including, among others, the duration of the pandemic and emergence of new variants, including the omicron variant, international, federal, state and local government laws, regulations and guidance, health organization guidance, health and safety implications (including the availability of vaccinations, potential health testing requirements and vaccination mandates) and employee needs, and the practical requirements of potential office reconfigurations or a phased return. We have also expanded our work model to increase virtual or remote working arrangements once our offices reopen fully, and if implemented ineffectively, this may also result in reduced productivity and/or significant disruptions in our business operations.
We face reputation and business risks due to our interactions with business partners, service providers and other third parties.
As a financial service institution with domestic and international operations, we rely on third parties, both in the United States and internationally in countries such as the U.K., Denmark, Germany, Ireland, Israel, China, Hong Kong, India and Canada to provide services to us and our clients or otherwise act as partners in our business activities in a variety of ways, including through the provision of key components of our business infrastructure. We expect these third parties to perform services for us, fulfill their obligations to us, accurately inform us of relevant information, and conduct their activities in a manner that reflects positively on our brand and business. Although we manage exposure to such third-party risk through a variety of means, including the performance of due diligence and ongoing monitoring of vendor performance, there can be no assurance these efforts will be effective. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations, either due to their actions or inactions, or due to natural disasters or other external events beyond their control, could result in operational disruptions, increased expenditures, regulatory actions in which we may be held responsible for the actions of third parties, damage to our reputation and the loss of clients, which in turn could harm our business and operations, strategic growth objectives and financial performance. Because of the COVID-19 pandemic, many of our counterparties and third-party service providers have been, and may further be, affected by “stay-at-home” orders, disruptions of global supply chains, market volatility and other factors that increase their risk of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services.

Our third-party partners may also rely on their own business partners and service providers in the ordinary course of their business. Although we seek to diversify our exposure to third-party partners in order to increase our resiliency, we are nevertheless exposed to the risk that a disruption or other IT event at a common service provider to our vendors could impede their ability to provide products or services to us, which in turn could harm our business and operations, strategic growth objectives and financial performance.
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
One important component of our strategy is to expand internationally. We currently have international offices in Canada, the U.K., Israel, Germany, Denmark, Ireland, India, Hong Kong and China, including a joint-venture bank in China. We have expanded and plan to continue to expand and grow our operations and business activities in some of our current international markets. For example, we have expanded our presence in India, where we currently conduct certain technology, human resources and finance operations. Additionally, we are in the process of converting our U.K. branch to a separate U.K. banking subsidiary due to our growth. We also plan to expand our business beyond our current markets over time. Our efforts to expand our business internationally carry certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations; risks associated with leveraging and doing business with local business partners through joint ventures, strategic arrangements or other partnerships; and other general operational risks. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions; uncertainties regarding liability, tariffs and other trade barriers, such as recent trade tensions between the United States and China; uncertainties regarding international public health issues like the COVID-19 pandemic; changes in governmental policies, unfavorable political and diplomatic developments, terrorism or other geopolitical events; difficulties in staffing and managing foreign operations; the incremental requirement of management’s attention and resources; differing technology standards or customer requirements; data security or transfer risks; cultural differences; political and economic risks such as uncertainty created by the withdrawal of the U.K. from the European Union and escalating military tension between Russia and Ukraine; and financial risks, including currency and payment risks such as fluctuation in the value of foreign currencies, such as the euro. These risks could hinder our ability, or the ability of our local partners, to service our clients effectively, and adversely affect the success of our international operations, which, in turn, could have a material adverse effect on our overall business, results of operations or financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, GDPR, anti-corruption laws, privacy laws, anti-money laundering laws, economic and trade sanctions requirements and other applicable laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on the conduct of our business, any of which could have a material adverse effect on our business and results of operations.

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
Climate change presents both near and long-term risks to our business and that of our customers, and these risks are expected to increase over time. Climate change has caused severe weather patterns and events that could disrupt operations at one or more of our locations, which may disrupt our ability to provide financial products and services to our clients. Longer-term changes, such as increasing average temperatures and rising sea levels, may damage, destroy or otherwise impact the value or productivity of our properties and other assets, reduce the availability of insurance, and/or lead to prolonged disruptions in our operations. Climate change could also have a negative effect on the financial status and creditworthiness of our clients, such as those in the wine industry, which may decrease revenues and business activities from those clients, increase the credit risk associated with loans and other credit exposures to such clients, and decrease the value of our warrants and direct equity investments in such clients, if any.
Climate exposes us to risks associated with the transition to a less carbon-dependent economy. Such risks may result from changes in policies, laws and regulations, technologies, or market preferences to address climate change. Such changes could materially and negatively impact our business, results of operations, financial condition and our reputation, in addition to having a similar impact on our customers. Federal and state regulatory authorities, investors and other third parties have increasingly viewed financial institutions as important in addressing the risks related to climate change, which may result in financial institutions facing increased pressure regarding the disclosure and management of climate risks and related lending and investment activities. Further, we have announced commitments related to the management of climate risks and the transition to a less carbon-dependent economy. Our inability to meet these commitments may subject us to, among other risks, increased business, operational and reputational risk.
Climate change could impose systemic risks upon the financial sector, either through operational disruptions or as a result of transitioning to a less carbon-dependent economy. While we are focused on enhancing our governance practices surrounding the management of climate change-related risks, we may face increased regulatory scrutiny related to our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.
We have recently experienced, and continue to experience, significant growth, including deposit growth. Our current level of growth may not be sustainable. Further, if our deposit growth continues at a similar or greater rate, we may need to raise additional equity to support our capital ratios.
We have experienced significant balance sheet growth in recent periods, which puts a strain on our business, operations, and employees. Failure to effectively manage our growth could lead us to over-invest or under-invest in our operations, result in weaknesses in our internal controls, give rise to operational mistakes, financial losses, loss of business opportunities and loss of client satisfaction, invite increased regulatory scrutiny, and result in loss of employees and reduced productivity of remaining employees. If our management is unable to effectively manage our growth, our expenses may increase more than expected, and our revenues may not increase or may grow more slowly than expected.
In particular, we have experienced significant deposit inflows. In 2021, our average deposits increased by 97.2% to $147.9 billion and our deposits ended the year at $189.2 billion up from $102.0 billion at the end of 2020. In recent periods, deposit growth has been driven by our clients across all segments obtaining liquidity through liquidity events, such as IPOs, secondary offerings, SPAC fundraising, venture capital investments, acquisitions and other fundraising activities—which during 2021 were at notably high levels. We are unable to predict whether these liquidity events will continue at all or at the rate they have been recently occurring. In addition, our level of deposits depends on whether clients determine to keep proceeds from liquidity events and other funds in deposit products with us (as opposed to off-balance sheet products, such as third-party money market funds). Although clients have historically retained a significant portion of their funds on our balance sheet, we are unable to predict whether they will continue to do so, and whether the recent level of deposit growth will be sustained.
The increase in on-balance sheet deposits also increases our assets and accordingly decreases our capital ratios for which assets (both total and risk-weighted) is the denominator. If there is further deposit growth we may need to raise additional capital, including common equity, as we have done in 2021. For example, to support this growth in 2021 we issued four series of preferred stock with total proceeds of $3.3 billion and issued 4,227,000 shares of common stock through two public offerings.
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
A change in applicable statutes, regulations or regulatory policies, including the possibility of legislative, regulatory and policy changes by the U.S Congress and/or Biden-Harris Administration, could have a material adverse effect on our business, including limiting or imposing conditions on the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. Increased regulatory requirements (and the associated compliance costs), whether due to the growth of our business, the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive enforcement of existing laws and regulations, may have a material adverse effect on our business, financial condition or results of operations. In addition, personnel part of or appointed by the Biden-Harris Administration may take new or different positions than their predecessors and that could result in additional regulatory requirements or requirements to change certain practices.
In 2021, we exceeded $100 billion of average total consolidated assets (over four quarters). We are now subject to more stringent regulations, including certain enhanced prudential standards applicable to large bank holding companies. If we exceed $250 billion of average total consolidated assets, we will be subject to even more stringent regulations.
Certain enhanced prudential standards and related requirements now apply to us, as we have exceeded $100 billion in average total consolidated assets calculated over four consecutive financial quarters. We are now a Category IV institution under the Tailoring Rules, and therefore are subject to additional requirements, such as certain enhanced prudential standards and monitoring and reporting certain risk-based indicators. Under the Tailoring Rules, Category IV firms are, among other things, subject to (1) supervisory capital stress testing on a biennial basis, (2) requirements to develop and maintain a capital plan on an annual basis and (3) certain liquidity risk management and risk committee requirements, including liquidity buffer and liquidity stress testing requirements. As a result, we now face more stringent regulatory requirements and limitations on our business, as well as increased compliance costs.
As of year-end 2021, we had total consolidated assets of $211.5 billion. If we exceed $250 billion of average total consolidated assets, or exceed $75 billion in weighted short-term wholesale funding, nonbank assets, or off-balance sheet exposures, we will be subject to even more stringent regulations as a Category III institution. Category III institutions are additionally subject to, among other requirements, biennial company-run stress testing, supervisory capital stress testing on an annual basis, and increased capital and liquidity requirements.
Depending on our levels of capital and liquidity, stress test results and other factors, we may be limited in the types of activities we may conduct and be limited as to how we utilize our capital, including with respect to common stock repurchases. Further, we may be subject to heightened expectations, which could result in additional regulatory scrutiny, higher penalties, and more severe consequences if we are unable to meet those expectations. See “Business-Supervision and Regulation-Enhanced Prudential Standards,” under this Part I, Item 1, for a more detailed description of the various requirements that are applicable to us.

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
International, federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, FINRA and state securities regulators, regulate investment advisers and broker-dealers, including our subsidiaries, SVB Asset Management, SVB Wealth Advisory, SVB Securities and Boston Private Wealth. These laws and regulations are highly complex, and if we were to violate, even if unintentionally or inadvertently, regulatory authorities could take various actions against us, such as imposing restrictions on how we conduct our business, imposing higher capital and liquidity requirements, requiring us to maintain higher insurance levels, revoking necessary licenses or authorizations, imposing censures, significant civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling us or any of our employees from certain businesses. For example, we could face material restrictions on our activities and our ability to enter into certain transactions if SVB Financial and the Bank cease to maintain their status as well-capitalized or well-managed as defined under the Federal Reserve’s Regulation Y. These enforcement actions could have a material adverse effect on our business, financial condition, results of operations and reputation.
Laws and regulations regarding the handling of personal data and information may impede our services or result in increased costs, legal claims or fines against us.
We are subject to an evolving body of federal, state and non-U.S. laws, regulations, guidelines and principles regarding data privacy and security, including the protection of personal information. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the GDPR extends the scope of the European Union data protection law to all companies processing data of EU residents, regardless of location, while the California Consumer Privacy Act ("CCPA") established new requirements regarding handling of personal data to entities serving or employing California residents, and such requirements will be expanded under the California Privacy Rights Act ("CPRA") once it goes into effect on January 1, 2023. The GDPR, CCPA and CPRA have heightened our privacy compliance obligations and require us to evaluate our current operations, IT systems and data handling practices and implement changes where necessary to comply, with associated costs. Our failure to comply with any such laws, or the failure of our current operations, IT systems and data handling practices to prevent breaches involving personal data, may result in significant liabilities and/or reputational harm. See “Business-Supervision and Regulation-Privacy and Cybersecurity,” under this Part I, Item 1, for a more detailed description of the various consumer privacy laws that are applicable to us.
Adverse results from litigation or governmental or regulatory investigations can impact our business practices and operating results.
We are currently involved in certain legal proceedings, and may from time to time be involved in governmental or regulatory investigations and inquiries relating to matters that arise in connection with the conduct of our business. While we have not recognized a material accrual liability for any lawsuits and claims filed or pending against us to date, the outcome of litigation and other legal and regulatory matters is inherently uncertain and it is possible that the actual results of one or more of such matters may be substantially higher than the amounts reserved, or that judgments may be rendered, or fines or penalties assessed in matters for which we have no reserves. Further, adverse outcomes in lawsuits or investigations may result in significant monetary damages, admissions of guilt or injunctive relief that may adversely affect our operating results or financial condition as well as our ability to conduct our businesses (or one or more business lines) as they are presently being conducted, including our ability to make certain acquisitions or otherwise expand our businesses. Any such resolution of a criminal matter involving us or our employees could lead to increased exposure to civil litigation and overlapping government investigations, could adversely affect our reputation, could result in penalties or limitations on our ability to conduct our activities generally or in certain circumstances and could have other negative effects. These matters also include responding to governmental inquiries regarding our customers. In recent years across the financial services industry, a number of investigations of customers have, based on the circumstances, led to investigations of the particular bank and its policies.
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
Due to the broad scope of our businesses, we regularly address potential conflicts of interest, including situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of that client or another client, as well as situations where one or more of our businesses have access to material non-public information that may not be shared with our other businesses and situations where we may be a creditor of an entity with which we also have an advisory or other relationship. For example, SVB Securities provides investment banking services to clients in the healthcare and technology industry, some of which may also be clients or potential clients of the Bank. Additionally, SVB Financial from time to time may enter into hedging arrangements in respect of investments made in connection with SVB Capital’s business, meaning that we may maintain some short positions on SVB Capital funds, or the positions of clients or potential clients of the Bank. In addition, we invest in and partner with entities in the innovation economy, some of which may be clients or potential clients of the Bank. These types of potential conflicts have increased with our acquisition of Boston Private and the related expansion in our private bank business as well as our investments through our SVB Capital business.
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
As a bank holding company, we are subject to certain laws that could delay or prevent a third party from acquiring us. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal and state regulations, require that, depending on the particular circumstances, either the Federal Reserve must approve or, after receiving notice, must not object to any person or entity acquiring “control” (as determined under the Federal Reserve’s standards) of a bank holding company, such as SVB Financial, or a state member bank, such as the Bank. In addition, DFPI approval may be required in connection with the acquisition of control of the Bank. Moreover, certain provisions of our certificate of incorporation and bylaws and certain other actions we may take or have taken could delay or prevent a third party from acquiring us. Any of these laws, regulations and other provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.
Strategic, Reputational and Other Risks
Concentration of risk increases the potential for significant losses, while the establishment of limits to mitigate concentration risk increases the potential for lower revenues and slower growth.
Our focus on certain markets or segments, including those by client industry, life-cycle stage, size and geography, increases the potential for significant losses due to concentration of risk. It may also result in lower revenues or slower growth if we choose to limit growth in certain markets or segments to mitigate concentration risk. While there may exist a great deal of diversity within each industry, our clients are concentrated within the following general industries: technology, life science and healthcare, private equity and venture capital and premium wine. Clients of our private banking division are primarily executive leaders and senior investment professionals in the innovation economy, as well as high net worth clients acquired from Boston Private. In particular, our technology clients generally tend to be in the industries of hardware (such as semiconductors, communications, data storage and electronics), software/internet (such as infrastructure software, applications, software services, digital content and advertising technology), and climate technology and sustainability. Our life science and healthcare clients are concentrated in the industries of biopharma, healthtech, medical devices, healthcare services and diagnostics and tools. Many of our client companies are also concentrated by certain stages within their life cycles, such as early-stage, mid-stage or later-stage and many of these companies are venture capital-backed. In addition, growth prospects and our geographic focus on key domestic and international innovation markets, as well as premium wine markets, may lead to an increase in our concentration risk. Our loan concentrations are derived from our borrowers engaging in similar activities as well as certain types of loans extended to a diverse group of borrowers that could cause those borrowers to be similarly impacted by economic or other conditions. Any adverse effect on any of our areas of concentration could have a material impact on our business, results of operations and financial condition, even when economic and market conditions are generally favorable to our competitors that are not exposed to similar concentration risk.
Decreases in the amount of equity capital available to our clients could adversely affect our business, growth and profitability.
Our core strategy is focused on providing banking and financial products and services to companies, investors, entrepreneurs and influencers in the innovation economy, including in particular to early-stage and mid-stage companies that receive financial support from sophisticated investors, including venture capital or private equity firms, “angels,” corporate investors, crowd-funding and other evolving sources of capital. We derive a meaningful share of our deposits from these companies and provide them with loans as well as other banking products and services. In some cases, our lending credit decision is based on our analysis of the likelihood that our client will receive additional rounds of equity capital from investors or other funding sources. Among the factors that have affected and could in the future affect the amount of capital available to our clients are: the receptivity of the capital markets; the prevalence of public equity offerings or M&A activity (primarily among companies within the technology and life science and healthcare industry sectors); the availability and return on alternative investments; economic conditions in the technology, life science and healthcare and private equity/venture capital industries; and overall general economic conditions. Reduced capital markets valuations could also reduce the amount of capital available to our client companies, including companies within our technology and life science and healthcare industry sectors. If the amount of capital available to such companies decreases, it is likely that the number of our new clients and investor financial support to our existing clients could decrease, which could have an adverse effect on our business, profitability and growth prospects.
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
We are engaged, and may in the future engage, in strategic activities domestically or internationally (including the acquisitions of Boston Private and MoffettNathanson LLC), joint ventures, partnerships, investments or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.
We are focused on our long-term growth and have undertaken various strategic activities and business initiatives, many of which involve activities that are new to us or, in some cases, are experimental in nature. For example, we are expanding our global presence and may engage in activities in jurisdictions where we have limited experience from a business, legal and/or regulatory perspective. With the acquisition of Leerink Holdings LLC, now known as SVB Securities, we have also expanded into new lines of business, namely, investment banking and M&A advisory services. In support of SVB Securities continued expansion into technology investment banking, we have continued to grow the investment banking team to deepen our expertise in the technology sector and acquired MoffettNathanson LLC in December 2021 to expand our equity research coverage to include companies in the technology industry. Moreover, our acquisition of Boston Private significantly expanded our wealth management and private banking business and introduced new lines of lending and new deposit products, new types of customers and a number of bank branches. For example, the Boston Private acquisition included a portfolio of commercial real estate loans, which expose us to various risks, including potential environmental liability, if we were to acquire a property, through foreclosure or other similar proceedings, that had material environmental violations. Additionally, in February 2022 we launched our first open-ended fund sponsored by SVB Financial to hold investments in other open-ended funds. We are also enhancing and expanding our payments processing capabilities and digital platforms to better serve our clients, including developing new electronic payment processing solutions, and supporting new or evolving disruptive payments systems and services (including providing embedded payments services to enable clients to process payments on behalf of their own clients, e.g., merchant services and custodial account services). We may also serve clients that deal with new or evolving industries or business activities, such as digital currencies and cannabis. Given our evolving geographic and product diversification, and our innovative product solutions, these initiatives may subject us to, among other risks, increased business, reputational and operational risk, as well as more complex payment system rules and legal, regulatory and compliance costs and risks.
Our ability to execute strategic activities and new business initiatives successfully, as well as expand and grow our existing capabilities (such as the acquisitions of Boston Private and MoffettNathanson LLC) will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include our success in integrating an acquired company or a new internally developed growth initiative into our business, operations, services, products, personnel and systems, operating effectively with any partner with whom we elect to do business, meeting applicable regulatory requirements and obtaining applicable regulatory licenses or other approvals, hiring or retaining key employees, retaining clients, attracting new clients, achieving anticipated synergies, meeting management’s expectations, realizing the anticipated benefits of the activities, and overall general market conditions. Our ability to address these matters successfully cannot be assured. Additionally, macroeconomic and geopolitical uncertainties and challenges may adversely impact our ability to execute our strategic undertakings. Moreover, our strategic efforts may divert resources or management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny and potential liability. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation or growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations. We may also be required to make unanticipated capital expenditures or investments in order to maintain, improve or sustain the acquired operations or take write-offs or impairment charges and may be subject to unanticipated or unknown liabilities relating to an acquisition.
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
The success of the Boston Private acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from the acquisition. We may not realize all of these business opportunities and growth prospects. The Boston Private acquisition required significant efforts and expenditures, as will the related integration that is currently underway. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures and the cost of integration may exceed our expectations. In 2021, we incurred approximately $129 million of merger-related charges in connection with the transaction. We may also be required to make unanticipated capital expenditures or investments in order to maintain, improve or sustain the acquired operations or take write-offs or impairment charges and may be subject to unanticipated or unknown liabilities relating to the Boston Private acquisition. In addition, the success of the Boston Private acquisition will depend in part on our ability to continue to retain Boston Private’s employees and clients. If we are unable, for any reason, to retain key employees or clients, we may not realize the anticipated benefits of the transaction.
If any of these factors limit our ability to complete the integration of operations successfully or on a timely basis, our expectations of future results of operations might not be met. In addition, it is possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, IT systems, procedures and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the Boston Private acquisition and could harm our financial performance.
Our business reputation and relationships are important and any damage to them could have a material adverse effect on our business.
Our reputation is very important in sustaining our business and we rely on our relationships with our current, former and potential clients and stockholders, the venture capital and private equity communities, and other actors in the industries that we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, the way in which we conduct our business (including with respect to the administration of PPP forgiveness applications, our actions related to environmental, social and governance matters, or potential hedging arrangements) or otherwise, could strain our existing relationships and make it difficult for us to develop new relationships. Additionally, negative publicity regarding the industries that we focus on serving (for example, technology, private equity or venture capital) may also damage our reputation. Any such damage to our reputation and relationships could in turn lead to a material adverse effect on our business.
Whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the widespread use of social media platforms facilitates the rapid dissemination of information or misinformation, which magnifies the potential harm to our reputation. In addition, the behavior of our employees, including with respect to our employees’ use of social media, subjects us to potential negative publicity if such behavior does not align with our high standards of integrity or fails to comply with regulations or accepted practices
An ineffective risk management framework could have a material adverse effect on our strategic planning and our ability to mitigate risks and/or losses and could have adverse regulatory consequences.
We have implemented a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, capital, compliance, strategic and reputational risks. Our framework also includes financial, analytical, forecasting or other modeling methodologies, which involve management assumptions and judgment. In addition, our Board of Directors, in consultation with management, has adopted a risk appetite statement, which sets forth certain thresholds and limits to govern our overall risk profile. However, there is no assurance that our risk management framework, including the risk metrics under our risk appetite statement, or use of related risk mitigation techniques, such as hedging arrangements, will be effective under all circumstances or that they will adequately identify, manage or mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially adversely affected. As we continue to grow and expand our business, we will need to evolve our risk management framework to support the size and complexity of the Company. Failure to adequately evolve our risk management framework may have adverse consequences on our business.
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
We rely on key personnel, including a substantial number of employees who have technical expertise in their subject matter area and a strong network of relationships with individuals and institutions in the markets we serve. In addition, as we expand into international markets, we will need to hire local personnel within those markets. Further, competition for key personnel is substantial and may increase, particularly if new competitors seek to enter one of our markets or existing market participants seek to increase their market share. If we were to have less success in recruiting and retaining these employees than our competitors, for reasons including domestic or foreign regulatory restrictions on compensation practices, inflationary pressures on wages, inability to effectively address issues related to human capital management, or the availability of more attractive opportunities elsewhere, our growth and results of operations could be adversely affected. In addition, we have experienced meaningful growth in our employee base in recent years. Further, our performance may be adversely impacted if we are unable to effectively manage succession planning for key employees, as well as transitions and knowledge transfers related to key employee departures. The number of our FTEs increased from 4,461 at December 31, 2020 to 6,567 at December 31, 2021, and is expected to continue to increase through our organic growth. If this growth places strain on our operations, corporate culture or human capital management practices, or if we are unable to adequately integrate new employees or to maintain employee satisfaction, our growth and results of operations could be adversely impacted.
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
From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Also, our global initiatives, as well as continuing trends towards the convergence of international accounting standards, such as rules that may be adopted under the IFRS, may result in our Company being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or external auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition or results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our revising or restating prior period financial statements.
We could be adversely affected by changes in tax laws and regulations or their interpretations.
We are subject to the income tax laws of the United States, its constituent states and municipalities and those of the foreign jurisdictions in which we have business operations. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining our provision for income taxes, our deferred tax assets and liabilities, and our valuation allowance. Changes to tax laws and regulations by the Biden-Harris Administration and the U.S. Congress, administrative rulings or court decisions could increase our provision for income taxes and reduce our net income.
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
•general market conditions and, in particular, developments related to market conditions for the financial services industry including as a result of current or anticipated military conflict, terrorism or other geopolitical events;
•actual or anticipated changes in interest rates;
•market perceptions about the innovation economy, including levels of funding or “exit” activities of companies in the industries we serve;
•proposed or adopted regulatory changes or developments;
•anticipated or pending investigations, proceedings or litigation that involve or affect us; and
•domestic and international economic factors, including inflation, unrelated to our performance.
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
We currently operate 56 regional offices in the United States as well as offices outside the United States. All of our office properties are occupied under leases or license agreements, which expire at various dates through 2057, and in most instances include options to renew or extend at market rates and terms.
Our GCB operations are principally conducted out of our corporate headquarters in Santa Clara, California and our office in Tempe, Arizona, and our lending teams operate out of the various regional and international offices. With the acquisition of Boston Private, SVB Private Bank operates out of various regional offices. SVB Capital principally operates out of our Menlo Park, California offices. SVB Securities principally operates out of our Boston, Massachusetts and New York, New York offices.
We believe that our properties are in good condition and suitable for the conduct of our business.
ITEM 3.    LEGAL PROCEEDINGS
The information set forth under Note 26—“Legal Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol "SIVB".
Holders
As of January 31, 2022, there were 729 registered holders of our common stock. We believe there were approximately 318,874 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.
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
Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not make any repurchases of shares of our equity securities during the three months ended December 31, 2021.
Performance Graph
The following information is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.
The following graph compares, for the period from December 31, 2016 through December 31, 2021, the cumulative total stockholder return on the common stock of the Company with (i) the cumulative total return of the Standard and Poor's 500 (“S&P 500”) Index, (ii) the cumulative total return of the NASDAQ Composite index, and (iii) the cumulative total return of the NASDAQ Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*

$450
$400
$350
$300
$250
$200
$150
$100
$50
2016
2017
2018
2019
2020
2021
SVB Financial Group
S&P 500
NASDAQ Composite
NASDAQ Bank

* $100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ended December 31st.
Copyright ©2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	December 31,
	2016	2017	2018	2019	2020	2021
SVB Financial Group	$100.00	$136.18	$110.64	$146.24	$225.93	$395.11
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Bank	100.00	106.14	88.44	109.61	101.31	144.54
ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and supplementary data as presented under Part II, Item 8 of this report. Certain prior period amounts have been reclassified to conform to current period presentations. For a comparison of 2020 results to 2019 results and other 2019 information not included herein, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2020 Form 10-K filed with the SEC on March 1, 2021.
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
Overview of Company Operations
SVB Financial is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For nearly 40 years, we have been dedicated to helping innovative companies and their investors succeed, especially in the technology, life science/healthcare, private equity/venture capital and premium wine industries. We provide our clients of all sizes and stages with a diverse set of products and services to support them through all stages of their life cycles, and key innovation markets around the world.
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
Management’s Overview of 2021 Financial Performance
2021 was an exceptional year as we delivered record EPS of $31.25, net income of $1.8 billion and a return on equity of 17 percent. Continuing where we left off in 2020, our balance sheet growth offset pressure from the low rate environment which drove net interest income to a 47 percent increase from 2020. During the year, we also saw higher core fee income, strong investment banking revenue and outsized gains related to robust exit and fundraising activity which drove warrant exercises and improved valuations, all of which helped raise noninterest income by 49 percent from 2020. As a result of our strong results for 2021, compensation and benefits expense increased primarily driven by higher incentive compensation plan expense as we rewarded our historic results for the year.
During 2021, we continued to execute on our strategic vision, extending and diversifying our business and geographical footprint to support our clients as they grow to ensure we remain the partner of choice for innovators, enterprises, entrepreneurs and investors around the world. In the third quarter, we completed our acquisition of Boston Private to accelerate the growth and capabilities of our private bank and wealth management strategy. We also announced a joint venture with Nasdaq and a consortium of leading investment banks to create Nasdaq Private Market, an institutional-grade, secondary trading venue for private company stock. Throughout 2021, we hired over 100 investment bankers to expand our Healthcare Services and HealthTech investment banking practices and to launch our new Technology investment banking services. As part of this expansion, we also announced our acquisition of MoffettNathanson to add technology equity research capabilities. Lastly, we continued to make investments in our infrastructure and regulatory groups to support our tremendous growth as we became a Category IV banking organization and now prepare to potentially become a Category III banking organization. Overall, the investments in our systems, infrastructure and processes are intended to support our continued growth and increased needs of our clients and employees.
To support our continued balance sheet growth, we accessed the capital markets several times during 2021. During the year, we issued $3.4 billion of preferred stock, $2.4 billion of common stock (excluding $1.1 billion of shares issued to complete the Boston Private acquisition) and $1.7 billion of long-term debt. These issuances combined with our strong earnings for the year enabled us to further support our already strong capital ratios and maintain our growth momentum in the near term while allowing us to invest for the long-term.

Recent Developments - COVID-19
The COVID-19 pandemic has resulted in unprecedented challenges and volatility in economic, market and business conditions. It has caused significant economic and financial disruptions that have adversely affected or otherwise impacted our business, financial condition and results of operations.
During the year ended 2021, the economy continued to generally improve with increased vaccine rates and business activity. However, there still remains much uncertainty around containment of the pandemic and the trajectory of the broader economic recovery, particularly in light of the spread of variants of the COVID-19 virus, including the Omicron variant. Variants have contributed to the significant increase in the number of cases in the United States and other international locations where we operate. We cannot predict at this time the scope and duration of the pandemic, which will depend on a variety of factors, including but not limited to, the extent and spread of the Omicron variant and other variants of the virus; the availability, adoption and efficacy of vaccines and vaccine booster shots, as well as government and other actions to mitigate the spread of COVID-19, such as stay at home orders, vaccination mandates, restrictions on business activities, health and safety guidelines, economic relief for individuals and businesses, and monetary policy measures. The economic, market and business conditions impacted by COVID-19 may be slow to recover or may worsen if the pandemic continues for a prolonged period of time. Even if the pandemic subsides, there may be additional variants of the virus or a resurgence of the pandemic, as we have seen domestically and internationally. We continue to be subject to heightened business, operational (including fraud), market, credit and other risks related to the COVID-19 pandemic environment, which may have an adverse effect on our business, financial condition and results of operations. (See “Risk Factors” under Part I, Item 1A of this report).
Although the effects of the pandemic remain uncertain, for the year ending 2022, we currently expect strong growth in average on-balance sheet deposits, average loans, net interest income, core fees, SVB Securities revenue and an improved outlook for net loan charge-offs to average loans. While credit metrics have been stable to date, we continue to monitor our portfolio vigilantly, in light of continued economic uncertainty, including inflationary trends and interest rate volatility and fading government stimulus. Additionally, volatile equity markets, IPO and M&A activity may impact investment banking and market-sensitive revenues affecting our 2022 outlook. Even after the pandemic subsides, it is possible that the U.S. and other major economies may experience a prolonged recession, which could materially and adversely affect our business, financial condition, liquidity, capital and results of operations.
Reference Rate Reform
The publication of the British Pound Sterling, Euro, Swiss Franc and Japanese Yen LIBOR settings and one-week and two-month U.S. dollar LIBOR settings terminated at the end of December 2021, leaving the remaining U.S. dollar LIBOR settings (i.e., overnight, one month, three month, six month and 12 month) in place which are expected to terminate at the end of June 2023. Therefore, existing contracts referencing all other U.S. dollar LIBOR settings must be remediated no later than June 30, 2023. We hold instruments that may be impacted by the discontinuance of LIBOR, including loans, investments, and derivative products that use LIBOR as a benchmark rate.
Our LIBOR Transition Program consists of dedicated leadership and staff, and continues to engage with relevant business lines and support groups. As part of this program, we continue to identify, assess, and monitor risks associated with the discontinuation of LIBOR, including monitoring the population of loans and contracts that are impacted and how LIBOR reference rates are reflected in our measurement of sensitivity to changes in interest rates until publication of LIBOR rates are fully phased out. We ceased offering U.S. dollar LIBOR-based loans effective December 31, 2021. We completed a review across all business lines and confirmed that language to facilitate a transition to an alternative reference rate is included in our existing deals that carry LIBOR exposure. Migration of legacy LIBOR contracts has commenced based on regulatory timelines, with proactive remediation conducted for existing LIBOR facilities that contained currencies tied to LIBOR rates that ceased publication as of December 31, 2021. A communications and training plan supports the delivery of new Alternative Reference Rate (“ARR”) products and assists with the transition away from LIBOR.
We have adopted SOFR as our preferred replacement index for U.S. dollar LIBOR and received Term SOFR licensing from the Chicago Mercantile Exchange in the fourth quarter of 2021. We currently offer products based on Alternative Reference Rates across multiple currencies including the U.S. Dollar, British Pound Sterling, and Euro.

Results for the fiscal year ended, and as of, December 31, 2021 (compared to the fiscal year ended, and as of, December 31, 2020, where applicable):

BALANCE SHEET	EARNINGS
Assets. $166.0 billion in average total assets (up 93.5%). $211.5 billion in period-end total assets (up 83.1%).
Loans. $54.5 billion in average total loan balances, amortized cost (up 46.4%). $66.3 billion in period-end total loan balances, amortized cost (up 46.7%).
Total Client Funds. (on-balance sheet deposits and off-balance sheet client investment funds). $329.1 billion in average total client fund balances (up 71.1%). $399.3 billion in period-end total client fund balances (up 64.3%).
AFS/HTM Fixed Income Investments. $83.0 billion in average fixed income investment securities (up 161.4%). $125.4 billion in period-end fixed income investment securities (up 164.0%).

EPS. Earnings per diluted share of $31.25 (up 36.6%). Includes merger-related charges of $129 million, or $1.68 per diluted common share, as well as a $46 million day one provision on non-PCD loans and unfunded credit commitments acquired from Boston Private, or $0.60 per diluted common share.
Net Income. Consolidated net income available to common stockholders of $1.8 billion (up 48.6%).
- NII of $3.2 billion (up 47.4%).
- Net interest margin of 2.02% (down 65 bps).
- Noninterest income of $2.7 billion (up 48.8%), non-GAAP core fee income+ of $751 million (up 24.5%) and non-GAAP SVB Securities revenue++ of $538 million (up 11.9%).
- Noninterest expense of $3.1 billion (up 50.9%).

Return on Average Equity. Return on average equity performance of 17.1%.
Operating Efficiency Ratio. Operating efficiency ratio of 51.88%.

CAPITAL	CREDIT QUALITY
Capital+++. Continued strong capital, with all capital ratios considered "well-capitalized" under banking regulations. SVBFG and SVB capital ratios, respectively, were:
- CET1 risk-based capital ratio of 12.09% and 14.89%.
- Tier 1 risk-based capital ratio of 16.08% and 14.89%.
- Total risk-based capital ratio of 16.58% and 15.40%. - Tier 1 leverage ratio of 7.93% and 7.24%.

Credit Quality. Strong credit in an evolving credit environment.
- ACL of 0.64% as a percentage of period-end total loans.
- Allowance for unfunded credit commitments of 0.39% as a percentage of total unfunded credit commitments.
- Provision for loans of 0.10% as a percentage of period-end total loans.
- Net loan charge-offs of 0.21% as a percentage of average total loans.

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

A summary of our performance in 2021 compared to 2020 is as follows:

	Year ended December 31,
(Dollars in millions, except per share amounts, employees and ratios)	2021	2020	% Change
Income Statement:
Diluted EPS	$31.25	$22.87	36.6%
Net income available to common stockholders	1,770	1,191	48.6
Net interest income	3,179	2,157	47.4
Net interest margin	2.02%	2.67%	(65)	bps
Provision for credit losses (1) (2)	$123	$220	(44.1)%
Noninterest income	2,738	1,840	48.8
Noninterest expense	3,070	2,035	50.9
Non-GAAP core fee income (3)	751	603	24.5
Non-GAAP core fee income, plus SVB Securities Revenue (3)	1,289	1,084	18.9
Non-GAAP SVB Securities revenue (3)	538	481	11.9
Balance Sheet:
Average AFS securities	$24,996	$18,653	34.0%
Average HTM securities	58,030	13,113	NM
Average loans, amortized cost	54,547	37,266	46.4
Average noninterest-bearing demand deposits	99,461	50,193	98.2
Average interest-bearing deposits	48,486	24,823	95.3
Average total deposits	147,947	75,016	97.2
Earnings Ratios:
Return on average assets (4)	0.84%	1.39%	(39.6)%
Return on average SVBFG common stockholders’ equity (5)	17.10	16.83	1.6
Asset Quality Ratios:
ACL for loans as a percentage of total period-end total loans	0.64%	0.99%	(35)	bps
ACL for performing loans as a percentage of total performing loans	0.58	0.87	(29)
Gross loan charge-offs as a percentage of average total loans	0.25	0.28	(3)
Net loan charge-offs as a percentage of average total loans	0.21	0.20	1
Capital Ratios:
SVBFG CET1 risk-based capital ratio	12.09%	11.04%	105	bps
SVBFG total risk-based capital ratio	16.58	12.64	394
SVBFG tier 1 risk-based capital ratio	16.08	11.89	419
SVBFG tier 1 leverage ratio	7.93	7.45	48
SVBFG tangible common equity to tangible assets (6)	5.73	6.66	(93)
SVBFG tangible common equity to risk-weighted assets (6)	11.98	11.87	11
Bank CET1 risk-based capital ratio	14.89	10.70	419
Bank total risk-based capital ratio	15.40	11.49	391
Bank tier 1 risk-based capital ratio	14.89	10.70	419
Bank tier 1 leverage ratio	7.24	6.43	81
Bank tangible common equity to tangible assets (6)	7.09	6.24	85
Bank tangible common equity to risk-weighted assets (6)	15.06	11.58	348
Other Ratios:
GAAP operating efficiency ratio (7)	51.88%	50.92%	1.9%
Total costs of deposits (8)	0.04	0.08	(50.0)
Book value per common share (9)	$214.30	$151.86	41.1
Tangible book value per common share (10)	205.64	147.92	39.0
Other Statistics:
Average FTEs	5,466	4,040	35.3%
Period-end FTEs	6,567	4,461	47.2

(1)This metric for the year ended December 31, 2021 includes a post-combination provision of $46 million to record the ACL for non-PCD loans and unfunded credit commitments acquired from Boston Private.
(2)This metric for the year ended December 31, 2021 includes the impact of an $80 million charge-off related to fraudulent activity discussed in previous filings.

(3)See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and non-GAAP core fee income plus investment banking revenue and commissions.
(4)Ratio represents consolidated net income available to common stockholders divided by average assets.
(5)Ratio represents consolidated net income available to common stockholders divided by average SVBFG stockholders’ equity.
(6)See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.
(7)The operating efficiency ratio is calculated by dividing total noninterest expense by total NII plus noninterest income.
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

Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding our financial condition and results of operations and are discussed in Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report. We have identified one policy as being critical because it requires us to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. We evaluate our estimates and assumptions on an ongoing basis and we base these estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.
This critical accounting policy addresses the adequacy of the ACL for loans and unfunded credit commitments. Our senior management has discussed and reviewed the development, selection, application and disclosure of this critical accounting policy with the Audit Committee of our Board of Directors. The following is a brief discussion of our critical accounting estimate and related policy.
Allowance for Credit Losses
We consider this accounting policy to be critical as estimation of ECL involves material management estimates and is susceptible to significant changes in the near-term. Determining the ACL for loans and unfunded credit commitments requires us to make forecasts that are highly uncertain and require a high degree of judgment. A committee comprised of senior management evaluates the adequacy of the ACL for loans, which includes review of loan portfolio segmentation, quantitative models, internal and external data inputs, economic forecasts, credit risk ratings and qualitative adjustments.
Expected Credit Losses Estimate for Loans and Unfunded Credit Commitments
The methodology for estimating the amount of ECL reported in the ACL is the sum of two main components: (1) ECL assessed on a collective basis for pools of loans and unfunded credit commitments that share similar risk characteristics and (2) ECL assessed for individual loans and unfunded credit commitments that do not share similar risk characteristics with other loans. Estimating the amount of ECL involves significant judgment on various matters including the assessment of risk characteristics, assignment of risk ratings, development and weighting of macroeconomic forecasts, and incorporation of historical loss experience.
We derive an estimate of ECL using three predictive metrics: (1) probability of default ("PD"), (2) loss given default ("LGD") and (3) exposure at default ("EAD"), over the estimated life of the exposure. PD and LGD assumptions are developed based on quantitative models and inherent risk of credit loss, both of which involve significant judgment.
One of the most significant areas of judgment involved in estimating the ACL relates to the macroeconomic forecasts used to estimate credit losses. To the extent the remaining contractual lives of loans in the portfolio extend beyond our three-year forecast period, we revert to historical averages using primarily an autoregressive method of mean reversion that will continue to gradually trend towards the mean historical loss over the remaining contractual lives of loans, adjusted for prepayments. The macroeconomic scenarios are reviewed on a quarterly basis.
The selection of variables used in our econometric models varies by loan portfolio, but typically includes real gross domestic product ("GDP") growth, unemployment rates, Housing Price Index ("HPI") changes and BBB corporate bond spread.
Changes in management’s assumptions and macroeconomic forecasts could significantly affect the estimate of ECL. For example, macroeconomic conditions and forecasts related to the duration and severity of the economic downturn caused by the COVID-19 pandemic have been rapidly changing and continue to remain uncertain. Alternative assumptions could have significant impact on the ECL. However, changing one assumption without reassessing other assumptions used in the quantitative or qualitative process could yield results that are not reasonable or appropriate. Our ECL models were designed to capture the correlation between economic conditions and historical portfolio changes. As such, evaluating shifts in individual variables in isolation may not be indicative of past or future performance.

Given the range of the most significant macroeconomic variables in the upside, or stronger near-term growth, and downside, or moderate recession, scenarios of our forecast used to develop the ECL as of December 31, 2021, our portfolio reserve coverage ranges from 0.49 percent to 0.76 percent, with a funded reserve rate of 0.64 percent as of December 31, 2021. This range demonstrates the sensitivity of the ECL to key quantitative assumptions; however, it is not intended to estimate changes in the overall ECL as it does not reflect qualitative factor adjustments which are important considerations to ensure the allowance reflects our best estimate of current expected credit losses.
We apply certain qualitative factor adjustments to the results obtained through our quantitative ECL models to consider model imprecision, emerging risk assessments, trends and other subjective factors that may not be adequately represented in the quantitative ECL models. These adjustments to historical loss information are for asset-specific risk characteristics and also reflect our assessment of the extent that current conditions and reasonable and supportable forecasts differ from conditions that existed during the period over which historical information was evaluated. Given the current processes and risk monitoring by the Bank, management believes the combination of the quantitative model results and the qualitative factor adjustment represents a reasonable and appropriate estimate of ECL.
Allowance for Loan Losses and Allowance for Unfunded Credit Commitments
For our method and approach for our critical accounting policy related to the allowance for loan losses and allowance for unfunded credit commitments, which were superseded by accounting standards adopted in 2020, please refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Results of Operations
Net Interest Income and Margin (Fully Taxable Equivalent Basis)
NII is defined as the difference between: (i) interest earned on loans, fixed income investments in our AFS and HTM securities portfolios and short-term investment securities and (ii) interest paid on funding sources. Net interest margin is defined as NII, on a fully taxable equivalent basis, as a percentage of average interest-earning assets. NII and net interest margin are presented on a fully taxable equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the applicable federal statutory tax rate.

Analysis of Net Interest Income Changes Due to Volume and Rate (Fully Taxable Equivalent Basis)
NII is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” NII is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” The following table sets forth changes in interest income for each major category of interest-earning assets and interest expense for each major category of interest-bearing liabilities. The table also reflects the amount of simultaneous changes attributable to both volume and rate changes for the years indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate.

	2021 compared to 2020			2020 compared to 2019
	Change due to			Change due to
(Dollars in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$7	$(15)	$(8)	$13	$(83)	$(70)
Fixed income investment portfolio (taxable)	774	(210)	564	99	(33)	66
Fixed income investment portfolio (non-taxable)	71	(14)	57	24	(4)	20
Loans, amortized cost	623	(177)	446	300	(379)	(79)
Increase (decrease) in interest income, net	1,475	(416)	1,059	436	(499)	(63)
Interest expense:
Interest-bearing checking and savings accounts	1	(3)	(2)	6	1	7
Money market deposits	28	(21)	7	14	(120)	(106)
Time deposits	2	(1)	1	1	—	1
Sweep deposits in foreign offices	—	(4)	(4)	(1)	(18)	(19)
Total increase (decrease) in deposits expense	31	(29)	2	20	(137)	(117)
Short-term borrowings	—	(3)	(3)	2	(3)	(1)
Long term debt	26	—	26	(9)	—	(9)
Total increase (decrease) in borrowings expense	26	(3)	23	(7)	(3)	(10)
Increase (decrease) in interest expense, net	57	(32)	25	13	(140)	(127)
Increase (decrease) in net interest income	$1,418	$(384)	$1,034	$423	$(359)	$64
Net Interest Income (Fully Taxable Equivalent Basis)
NII increased by $1.0 billion to $3.2 billion in 2021, compared to $2.2 billion in 2020. Overall, our NII increased primarily from increases in average balances of our fixed income investment securities and loans due to increases in average balances. The increase in NII was partially offset by lower yields on fixed income investment securities and loans. Upon completion of the Boston Private acquisition, a $104 million fair market value adjustment was made on the acquired loans that will be amortized into loan interest income over the contractual terms of the underlying loans using the constant effective yield method. The adjustment will be approximately 90 percent amortized by the end of fiscal year 2023. For the year ended December 31, 2021, $39 million of this premium amortization partially offset the overall increase in NII.
The main factors affecting interest income and interest expense for 2021, compared to 2020, are discussed below:
•Interest income for 2021 increased by $1.0 billion primarily due to:

◦A $621 million increase in interest income from our fixed income investment securities due primarily to an increase of $51.3 billion in average fixed income investment securities driven by exceptional average deposit growth. The increase in interest income from growth of our average fixed income investment securities was partially offset by declines in yields earned on these investments reflective of the lower interest rate market environment, and
◦A $446 million increase in interest income on loans to $2.0 billion in 2021, compared to $1.5 billion for the comparable 2020 period. The increase was reflective of an increase in average loan balances of $17.3 billion, partially offset by a decrease in overall loan yields of 48 bps to 3.60 percent from 4.08 percent. Gross loan yields, excluding loan interest recoveries and loan fees, decreased 36 bps to 3.21 percent from 3.57 percent, driven by growth in our lower yielding Global Fund Banking portfolio, decreases in Federal Funds rates in the first quarter of 2020 and the addition of lower yielding Boston Private loans.
•Interest expense for 2021 increased by $25 million primarily due to:
◦A $23 million increase in interest expense on borrowings due primarily to interest expense on our 3.125% Senior Notes issued in June 2020, our 1.800% Senior Notes issued in February 2021, our 2.100% Senior Notes issued in May 2021 and our 1.800% Senior Notes issued in October 2021.

Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin decreased by 65 bps to 2.02 percent in 2021, compared to 2.67 percent in 2020.
The decrease in our net interest margin in 2021 was due primarily to higher growth in our lower-yielding cash and investment securities portfolio relative to the growth in our loan portfolio driven by significant growth in our average deposits, as well as a decrease in yields on loans, as discussed above. For the year ended December 31, 2021, our loan portfolio comprised 34 percent of our average interest-earning assets, a decrease from 46 percent for the year ended December 31, 2020.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests, preferred stock and SVBFG common stockholders’ equity, interest income, interest expense, yields and rates and the composition of our net interest margin in 2021, 2020 and 2019:

Average Balances, Yields and Rates Paid for the Years Ended December 31, 2021, 2020 and 2019

	Year ended December 31,
	2021			2020			2019
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$20,800	$18	0.08%	$12,252	$26	0.21%	$5,932	$96	1.63%
Investment Securities: (2)
AFS securities:
Taxable	24,996	334	1.34	18,653	337	1.81	9,598	218	2.27
HTM securities:
Taxable	52,937	865	1.63	10,728	298	2.78	13,041	351	2.69
Non-taxable (3)	5,093	134	2.63	2,385	77	3.24	1,631	57	3.49
Total loans, amortized cost (4) (5)	54,547	1,966	3.60	37,266	1,520	4.08	29,916	1,599	5.35
Total interest-earning assets	158,373	3,317	2.09	81,284	2,258	2.77	60,118	2,321	3.86
Cash and due from banks	2,241			1,021			592
ACL: loans	(441)			(509)			(306)
Other assets (6)	5,838			3,996			2,808
Total assets	$166,011			$85,792			$63,212
Funding sources:
Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$3,924	$5	0.12%	$2,874	$7	0.24%	$499	$—	0.09%
Money market deposits	41,481	54	0.13	19,741	47	0.24	13,721	153	1.11
Money market deposits in foreign offices	918	—	0.02	330	—	0.09	165	—	0.04
Time deposits	994	3	0.31	336	2	0.56	112	1	1.14
Sweep deposits in foreign offices	1,169	—	0.01	1,542	4	0.27	1,777	23	1.29
Total interest-bearing deposits	48,486	62	0.13	24,823	60	0.24	16,274	177	1.09
Short-term borrowings	74	—	0.16	401	3	0.83	145	4	2.49
Long term debt	1,775	48	2.70	632	22	3.45	685	31	4.60
Total interest-bearing liabilities	50,335	110	0.22	25,856	85	0.33	17,104	212	1.24
Portion of noninterest-bearing funding sources	108,038			55,428			43,014
Total funding sources	158,373	110	0.07	81,284	85	0.10	60,118	212	0.35
Noninterest-bearing funding sources:
Demand deposits	99,461			50,193			38,783
Other liabilities	3,660			2,168			1,484
Preferred stock	1,925			340			18
SVBFG common stockholders’ equity	10,353			7,080			5,675
Noncontrolling interests	277			155			149
Portion used to fund interest-earning assets	(108,038)			(55,428)			(43,014)
Total liabilities, noncontrolling interest, and SVBFG stockholders' equity	$166,011			$85,792			$63,212
Net interest income and margin		$3,207	2.02%		$2,173	2.67%		$2,109	3.51%
Total deposits	$147,947			$75,016			$55,057
Average SVBFG common stockholders’ equity as a percentage of average assets			6.24%			8.25%			8.98%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(28)			(16)			(13)
Net interest income, as reported		$3,179			$2,157			$2,096

(1)Includes average interest-earning deposits in other financial institutions of $4.6 billion, $1.1 billion and $929 million in the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. For December 31, 2021, December 31, 2020 and December 31, 2019, balances also include $15.9 billion, $9.9 billion and $4.1 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.
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
(5)Interest income includes loan fees of $217 million, $191 million and $168 million in the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.
(6)Average investment securities of $3.2 billion, $2.0 billion, and $1.1 billion in the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other equity securities.
Provision for Credit Losses
The provision for credit losses is the combination of (i) the provision for loans, (ii) the provision for unfunded credit commitments and (iii) the provision for HTM securities. Our allowance for credit losses reflects our best estimate of probable credit losses that are inherent in the portfolios at the balance sheet date.
The following table summarizes our ACL and provision for credit losses for loans, unfunded credit commitments and HTM securities for 2021, 2020 and 2019, respectively:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
ACL, beginning balance	$448	$305	$282
Day one impact of adopting ASC 326	—	25	—
Initial allowance on PCD loans	22	—	—
Provision for loans (1) (2)	66	190	94
Gross loan charge-offs (2)	(138)	(103)	(93)
Loan recoveries	24	29	21
Foreign currency translation adjustments	—	2	1
ACL, ending balance	$422	$448	$305
ACL for unfunded credit commitments, beginning balance	121	68	55
Day one impact of adopting ASC 326	—	23	—
Provision for unfunded credit commitments (1)	50	30	13
ACL for unfunded credit commitments, ending balance (3)	$171	$121	$68
ACL for HTM securities, beginning balance	—	—	—
Provision for HTM securities	7	—	—
ACL for HTM securities, ending balance (4)	$7	$—	$—
Ratios and other information:
Provision for loans as a percentage of period-end total loans (5)	0.10%	0.42%	0.28%
Gross loan charge-offs as a percentage of average total loans (2) (5)	0.25	0.28	0.31
Net loan charge-offs as a percentage of average total loans (2) (5)	0.21	0.20	0.24
ACL for loans as a percentage of period-end total loans (5)	0.64	0.99	0.91
Provision for credit losses (1)	$123	$220	$107
Period-end total loans (5)	66,276	45,181	33,328
Average total loans (5)	54,547	37,266	30,077
Allowance for credit losses for nonaccrual loans	35	54	45
Nonaccrual loans (5)	84	104	103

(1)The provision for credit losses for the year ended December 31, 2021 includes $46 million recognized as a result of the Boston Private acquisition, which consists of a $44 million initial provision for loans related to non-PCD loans and a $2 million initial provision for unfunded commitments.
(2)Metrics for the year ended December 31, 2021 includes the impact of an $80 million charge-off related to fraudulent activity on one loan as disclosed in previous filings.
(3)The "ACL for unfunded credit commitments” is included as a component of “Other liabilities.”

(4)The "ACL for HTM securities" is included as a component of "HTM securities" and presented net in our consolidated financial statements.
(5)For the years ended December 31, 2021 and December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Loan amounts for the year ended December 31, 2019, are disclosed using the gross basis in accordance with the previous methodology.

For a more detailed discussion of credit quality and the ACL, see “Critical Accounting Policies and Estimates” above, “Consolidated Financial Condition-Credit Quality and the Allowance for Credit Losses for Loans and for Unfunded Credit Commitments” below and Note 10—“Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for further details on our ACL.
Provision for Loans
We had a provision for loans of $66 million in 2021, compared to a provision of $190 million in 2020. The provision for loans of $66 million in 2021 was driven primarily by a $64 million increase for organic growth in our loan portfolio, the $44 million initial provision for Boston Private non-PCD loans, and $113 million of charge-offs not specifically reserved for at December 31, 2020, of which $80 million was related to a single instance of fraudulent activity on one loan as disclosed in previous filings. These increases in the provision were partially offset by $24 million of recoveries, a $62 million reduction in performing reserves as a result of the ongoing improvement of economic scenarios in our forecast models, and a $69 million reduction in provision due to model enhancements.
The enhancements to our standard reserving model consisted primarily of (i) more granular prepayment modeling, (ii) the addition of two years of incremental data and (iii) re-selection of certain macroeconomic variables. We refined our prepayment assumptions to be more granular and product-specific, with the largest impact being a lower weighted average life in our SVB Private Bank portfolio reflective of higher prepayment rates in that segment. The additional two years of portfolio data reflected generally strong credit performance, despite the recently stressed economic environment. The re-selection of variables applied across the entirety of the standard SVB CECL model, though the resulting impact was most relevant to our SVB Private Bank portfolio. Our model for estimating the probability of default on SVB Private Bank loans previously referenced GDP as a key macroeconomic variable. The COVID-19 pandemic introduced unprecedented volatility in GDP forecasts and modelling outcomes, some of which did not fully align with our expectation of credit losses in the Private Bank, given the majority of this portfolio consists of mortgage loans, and credit quality indicators remained strong. Based on our additional historical experience, we now believe the Housing Price Index is a more appropriate macroeconomic variable for this segment, particularly in terms of its performance during the COVID pandemic and our expectation for Private Bank losses.
We had a provision for loans of $190 million in 2020, compared to a provision of $94 million in 2019. The provision for loans of $190 million in 2020 was driven primarily by $57 million in additional reserves for our performing loans based on our forecast models of the current economic environment under the CECL methodology adopted January 1, 2020, including the impact of the COVID-19 pandemic, as well as changes in loan composition within our portfolio segments, $60 million in net new nonaccrual loans, $49 million for charge-offs not specifically reserved for at December 31, 2019 and $55 million in additional reserves for period-end loan growth, partially offset by $29 million of recoveries.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $50 million in 2021, compared to a provision of $30 million in 2020. Our provision for unfunded credit commitments in 2021 was driven primarily by growth in our outstanding commitments and changes in the unfunded portfolio composition, as well as an increase in the expected future commitments for milestone tranches of Investor Dependent loans, which are tied to company performance or additional funding rounds, resulting in a longer weighted average life of these higher risk segments. These increases were partially offset by improved economic scenarios in our forecast models.
We recorded a provision for unfunded credit commitments of $30 million in 2020, compared to a provision of $13 million in 2019. Our provision for unfunded credit commitments in 2020 was driven primarily by the forecast models of the current economic environment under the CECL methodology adopted January 1, 2020, including the impact of the COVID-19 pandemic, as well as growth in unfunded credit commitments.
Provision for HTM Securities
We recorded a provision for HTM securities of $7 million in 2021. Our provision for HTM securities was driven primarily by the creation of our corporate bond portfolio, which had a balance of $712 million at December 31, 2021. Our HTM portfolio as of December 31, 2021 was entirely made up of A3 or better rated bonds, all considered investment grade.
We recorded a provision for credit losses for HTM securities of less than $1 million in 2020 under the CECL methodology adopted January 1, 2020, compared to a provision of zero under the previous incurred loss methodology. Our provision for

HTM securities was driven primarily by the forecast models of the current economic environment, including the impact of the COVID-19 pandemic. Our HTM portfolio as of December 31, 2020 was entirely made up of Aa2 or better rated bonds, all considered high quality.
See Note 10 — “Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report for further details on our gross loan charge-offs and our ACL for loans and unfunded credit commitments.
Noninterest Income
For the year ended December 31, 2021, noninterest income was $2.7 billion, compared to $1.8 billion for comparable 2020 period. For the year ended December 31, 2021, non-GAAP core fee income was $751 million, compared to $603 million for the comparable 2020 period. For the year ended December 31, 2021, non-GAAP SVB Securities revenue was $538 million, compared to $481 million for the comparable 2020 period. (See reconciliations of non-GAAP measures used below under "Use of Non-GAAP Financial Measures".)
Use of Non-GAAP Financial Measures
To supplement our audited consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance (including, but not limited to, non-GAAP core fee income, non-GAAP SVB Securities revenue, non-GAAP core fee income plus SVB Securities revenue, non-GAAP net gains on investment securities and non-GAAP financial ratios). These supplemental performance measures may vary from, and may not be comparable to, similarly titled measures by other companies in our industry. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.
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
Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and SVB Securities, the entire income or loss from funds consolidated in accordance with ASC Topic 810 as discussed in Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report. We are required under GAAP to consolidate 100% of the results of these entities, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income. Where applicable, the tables below for noninterest income and net gains on investment securities exclude noncontrolling interests.
Core fee income is a non-GAAP financial measure, which represents GAAP noninterest income, but excludes (i) SVB Securities revenue, (ii) certain line items where performance is typically subject to market or other conditions beyond our control, primarily our net gains (losses) on investment securities and equity warrant assets, and (iii) other noninterest income. Core fee income represents client investment fees, wealth management and trust fees, foreign exchange fees, credit card fees, deposit service charges, lending related fees and letters of credit and standby letters of credit fees.
SVB Securities revenue is a non-GAAP financial measure, which represents noninterest income but excludes (i) Core fee income, and (ii) certain line items where performance is typically subject to market or other conditions beyond our control, primarily our net gains (losses) on investment securities and equity warrant assets, and other noninterest income. SVB Securities revenue represents investment banking revenue and commissions.
Core fee income plus SVB Securities revenue is a non-GAAP measure, which represents GAAP noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control, primarily our net gains (losses) on investment securities and equity warrant assets, and other noninterest income. Core fee income plus SVB Securities revenue represents core fee income plus investment banking revenue and commissions.

The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for 2021, 2020 and 2019, respectively:

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
GAAP noninterest income	$2,738	$1,840	48.8%	$1,221	50.7%
Less: gains on investment securities, net	761	421	80.8	135	NM
Less: gains on equity warrant assets, net	560	237	136.3	138	71.7
Less: other noninterest income	128	98	30.6	55	78.2
Non-GAAP core fee income plus SVB Securities revenue (1)	$1,289	$1,084	18.9	$893	21.4
Investment banking revenue	459	414	10.9	195	112.3
Commissions	79	67	17.9	56	19.6
Non-GAAP SVB Securities revenue (2)	$538	$481	11.9	$251	91.6
Non-GAAP core fee income (3)	$751	$603	24.5	$642	(6.1)

(1)Non-GAAP core fee income plus SVB Securities revenue represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control and other noninterest income. Core fee income plus SVB Securities revenue is non-GAAP core fee income (as defined in footnote (3) below) with the addition of investment banking revenue and commissions.
(2)Non-GAAP SVB Securities revenue represents investment banking revenue and commissions, but excludes certain line items where performance is typically subject to market or other conditions beyond our control and other noninterest income.
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
Our non-marketable and other equity securities portfolio primarily represents investments in venture capital and private equity funds, SPD-SVB, debt and credit funds, private and public portfolio companies and qualified affordable housing projects. We experience variability in the performance of our non-marketable and other equity securities from period to period, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains and losses from distributions and sales of public equity securities, changes in liquidity events and general economic and market conditions. Unrealized gains or losses from non-marketable and other equity securities for any single period are typically driven by valuation changes, and are therefore subject to potential increases or decreases in future periods. Such variability may lead to volatility in the gains or losses from investment securities. As such, our results for a particular period are not necessarily indicative of our expected performance in a future period.
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

The following table provides a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for 2021, 2020 and 2019:

(Dollars in millions)	Managed Funds of Funds	Managed Direct Venture Funds	Managed Credit Funds	Public Equity Securities	Sales of AFS Debt Securities	Debt Funds	Strategic and Other Investments	SVB Securities	Total
Year ended December 31, 2021
GAAP gains on investment securities, net	$353	$44	$22	$17	$31	$2	$170	$122	$761
Less: gains attributable to noncontrolling interests, including carried interest allocation	158	17	4	—	—	—	—	61	240
Non-GAAP net gains on investment securities, net of noncontrolling interests	$195	$27	$18	$17	$31	$2	$170	$61	$521
Year ended December 31, 2020
GAAP gains on investment securities, net	$116	$56	$19	$95	$61	$—	$66	$8	$421
Less: gains attributable to noncontrolling interests, including carried interest allocation	55	27	3	—	—	—	—	1	86
Non-GAAP net gains on investment securities, net of noncontrolling interests	$61	$29	$16	$95	$61	$—	$66	$7	$335
Year ended December 31, 2019
GAAP gains (losses) on investment securities, net	$75	$18	$—	$5	$(4)	$2	$33	$6	$135
Less: gains attributable to noncontrolling interests, including carried interest allocation	37	10	—	—	—	—	—	1	48
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$38	$8	$—	$5	$(4)	$2	$33	$5	$87
In 2021, we had net gains on investment securities of $761 million, compared to $421 million in 2020. Non-GAAP net gains on investment securities, net of noncontrolling interests were $521 million in 2021, compared to $335 million in 2020, respectively. Net gains on investment securities, net of noncontrolling interests of $521 million in 2021 were driven by the following:
•Gains of $195 million from our managed fund of funds portfolio driven by unrealized valuations increases of private and public positions as well as fund distributions driven primarily by realized gains from one public company position,
•Gains of $170 million from our strategic and other investments driven primarily by net unrealized valuation increases,
•Gains of $61 million from SVB Securities driven primarily by unrealized valuation gains from the SVB Securities funds, and
•Gains of $31 million from our AFS debt securities portfolio, resulting from the sale of $1.6 billion of mortgage-backed securities.
In 2020, we had net gains on investment securities of $421 million, compared to $135 million in 2019. Non-GAAP net gains on investment securities, net of noncontrolling interests were $334 million in 2020, compared to $87 million in 2019, respectively. Net gains on investment securities, net of noncontrolling interests of $334 million in 2020 were driven by the following:
•Gains of $90 million from our managed funds of funds portfolio and managed direct venture funds, related primarily to net unrealized valuation increases in investments held by the funds in the portfolio,
•Gains of $66 million from our strategic and other investments portfolio, primarily driven by net unrealized valuation increases in both private and public company investments held in our strategic venture capital funds, and
•Gains of $95 million from our public equity securities, primarily driven by $72 million from unrealized gains for the 2.4 million common shares held as of December 31, 2020 in BigCommerce Holdings, Inc ("BigCommerce") and $15 million realized gains for the sale of BigCommerce equity shares,
•Gains of $61 million from our AFS debt securities portfolio, resulting from the sale of $2.6 billion of U.S. Treasury securities during the quarter, and

•Gains of $16 million from carried interest on our managed credit funds, acquired from WRG which closed on December 23, 2020. Performance fees earned from the arrangement existing prior to the acquisition of the debt fund business from WRG were previously recorded in other noninterest income and exchanged for carried interest as part of the acquisition. As a result, we recorded unrealized gains of $16 million net of noncontrolling interest related to carried interest on the managed credit funds. These gains were primarily driven by the IPO of BigCommerce.
Gains on Equity Warrant Assets, Net
A summary of gains on equity warrant assets, net, for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Equity warrant assets (1):
Gains on exercises, net	$446	$179	149.2%	$107	67.3%
Terminations	(2)	(2)	—	(4)	(50.0)
Changes in fair value, net	116	60	93.3	35	71.4
Total gains on equity warrant assets, net	$560	$237	136.3	$138	71.7

(1)At December 31, 2021, we held warrants in 2,831 companies, compared to 2,602 companies at December 31, 2020. The total value of our warrant portfolio was $277 million at December 31, 2021 and $203 million at December 31, 2020. Warrants in 47 companies each had fair values greater than $1 million and collectively represented $140.0 million, or 50.5 percent, of the fair value of the total warrant portfolio at December 31, 2021.
Gains on equity warrant assets, net, were $560 million in 2021, compared to $237 million in 2020. Net gains on equity warrant assets of $560 million in 2021 were primarily due to the following:
•Net gains on warrant exercises of $446 million reflective of $116 million in gains related to Coinbase's direct listing, with the remaining gains driven primarily by IPO activity, and
•Net gains of $116 million from warrant valuations increases, driven by our private company portfolio reflective of pricing updates and pending exit activity.
Gains on equity warrant assets, net, of $237 million in 2020 were primarily due to the following:
•Net gains of $180 million from the exercises of equity warrant assets in 2020 driven by robust IPO, SPAC and M&A activity during 2020, including $11 million from our exercised warrant position in BigCommerce, and
•Net gains of $60 million from changes in warrant valuations in 2020 driven by valuation increases in our private company warrant portfolio.
Overall, net gains on investment securities and net gains on equity warrant assets were exceptionally strong for 2021. Combined, they totaled $1.3 billion ($1.1 billion net of noncontrolling interest) for the year ended December 31, 2021.
Gains (or losses) related to our equity securities in public companies are based on valuation changes or the sale of any securities, and are subject to such companies' stock price, which are subject to market conditions and various other factors. Additionally, the public equity investment expected gains and losses, and the extent to which such gains (or losses) will become realized is subject to a variety of factors, including among other factors, changes in prevailing market prices and the timing of any sales of securities, which are subject to our securities sales and governance process as well as certain sales restrictions (e.g. lock-up agreements).

Non-GAAP Core Fee Income and Non-GAAP SVB Securities Revenue

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Non-GAAP core fee income (1):
Client investment fees	$75	$132	(43.2)%	$182	(27.5)%
Wealth management and trust fees	44	—	—	—	—
Foreign exchange fees	262	179	46.4	159	12.6
Credit card fees	131	98	33.7	119	(17.6)
Deposit service charges	112	90	24.4	89	1.1
Lending related fees	76	57	33.3	50	14.0
Letters of credit and standby letters of credit fees	51	47	8.5	43	9.3
Total non-GAAP core fee income (1)	$751	$603	24.5	$642	(6.1)
Investment banking revenue	459	414	10.9	195	112.3
Commissions	79	67	17.9	56	19.6
Total non-GAAP SVB Securities revenue (2)	$538	$481	11.9	$251	91.6
Total non-GAAP core fee income plus SVB Securities revenue (3)	$1,289	$1,084	18.9	$893	21.4

(1)This non-GAAP measure represents noninterest income, but excludes (i) certain line items where performance is typically subject to market or other conditions beyond our control, (ii) our investment banking revenue and commissions and (iii) other noninterest income. See “Use of Non-GAAP Measures” above.
(2)Non-GAAP SVB Securities revenue represents noninterest income, but excludes (i) certain line items where performance is typically subject to market or other conditions beyond our control, (ii) non-GAAP core fee income, and (iii) other noninterest income. See “Use of Non-GAAP Measures” above.
(3)Non-GAAP core fee income plus SVB Securities revenue represents noninterest income, but excludes (i) certain line items where performance is typically subject to market or other conditions beyond our control, and (ii) other noninterest income. See “Use of Non-GAAP Measures” above.
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
Client investment fees were $75 million in 2021, compared to $132 million in 2020. The decrease in client investment fees is reflective of a reduction in fee margin resulting from lower short-term market rates, partially offset by large increases in average off-balance sheet client investment funds.

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Client investment fees by type:
Sweep money market fees	$43	$74	(41.9)%	$104	(28.8)%
Asset management fees	31	43	(27.9)	29	48.3
Repurchase agreement fees	1	15	(93.3)	49	(69.4)
Total client investment fees	$75	$132	(43.2)	$182	(27.5)

The following table summarizes average client investment funds for 2021, 2020 and 2019:

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Sweep money market funds	$88,913	$50,828	74.9%	$40,667	25.0%
Managed client investment funds (1)(2)	78,450	56,473	38.9	41,887	34.8
Repurchase agreements	13,830	10,079	37.2	9,079	11.0
Total average client investment funds (3)	$181,193	$117,380	54.4	$91,633	28.1

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)As of the third quarter of 2021, these funds exclude Private Bank.
(3)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at December 31, 2021, 2020 and 2019:

	December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Sweep money market funds	$109,241	$59,844	82.5%	$43,226	38.4%
Managed client investment funds (1)(2)	85,475	70,671	20.9	46,904	50.7
Repurchase agreements	15,370	10,538	45.9	9,062	16.3
Total period-end client investment funds (3)	$210,086	$141,053	48.9	$99,192	42.2

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)As of the third quarter of 2021, these funds exclude Private Bank AUM.
(3)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
Wealth Management and Trust Fees
Wealth management and trust fees was a new core fee income line item for the year ended 2021 reflective of the acquisition of Boston Private. Wealth management and trust fees were $44 million for the year ended December 31, 2021. A summary of wealth management and trust fees for the year ended December 31, 2021 and 2020 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Wealth management and trust fees by type:
Wealth management fees	$40	$—	—%	$—	—%
Trust fees	4	—	—	—	—
Total wealth management and trust fees	$44	$—	—	$—	—
The following table summarizes the activity relating to Private Bank AUM for the year ended December 31, 2021:

Year ended
(Dollars in millions)	December 31, 2021
Beginning balance (1)	$1,667
Assets acquired (2)	17,980
Net flows	(922)
Market returns	921
Ending balance	$19,646

(1)Represents Private Bank AUM previously reported in off-balance sheet managed client investment funds above.
(2)Represents Private Bank AUM acquired from the acquisition of Boston Private on July 1, 2021.

Foreign Exchange Fees
Foreign exchange fees were $262 million in 2021, compared to $179 million in 2020. The increases in foreign exchange fees were driven primarily by increases in spot contract commissions reflective of increased private equity/venture capital deal activity for the year ended December 31, 2021 compared to 2020.

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Foreign exchange fees by instrument type:
Spot contract commissions	$240	$158	51.9%	$146	8.2%
Forward contract commissions	20	20	—	13	53.8
Option premium fees	2	1	100.0	—	—
Total foreign exchange fees	$262	$179	46.4	$159	12.6

 Credit Card Fees
Credit card fees were $131 million in 2021, compared to $98 million in 2020. Credit card fees increased in the year ended December 31, 2021, due to higher transaction volumes reflective of increased spending, new client growth and relationship expansion compared to the comparable 2020 periods, which were reflective of the slowdown in spending during 2020 due to the height of the COVID-19 pandemic. A summary of credit card fees by instrument type for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Credit card fees by instrument type:
Card interchange fees, net	$108	$76	42.1%	$94	(19.1)%
Merchant service fees	18	18	—	18	—
Card service fees	5	4	25.0	7	(42.9)
Total credit card fees	$131	$98	33.7	$119	(17.6)
Deposit Service Charges
Deposit service charges were $112 million in 2021, compared to $90 million in 2020. Deposit service charges increased due to the increases in product revenues from strong deposit growth and higher transaction volumes.
Lending Related Fees
Lending related fees were $76 million in 2021, compared to $57 million in 2020. The increase was primarily due to increases in fees earned from unused lines of credit due to strong client liquidity. A summary of lending related fees by type for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Lending related fees by instrument type:
Unused commitment fees	$59	$42	40.5%	$35	20.0%
Other	17	15	13.3	15	—
Total lending related fees	$76	$57	33.3	$50	14.0
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees were $51 million in 2021, compared to $47 million in 2020. The increase was primarily driven by increases in deferred fee income reflective of larger letter of credit issuances.

Investment Banking Revenue
Investment banking revenue was $459 million in 2021, compared to $414 million in 2020. The increase was due to an increase in the amount of total closed deals during 2021. A summary of investment banking revenue by type for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Investment banking revenue:
Underwriting fees	$304	$353	(13.9)%	$153	130.7%
Advisory fees	90	40	125.0	38	5.3
Private placements and other	65	21	NM	4	NM
Total investment banking revenue	$459	$414	10.9	$195	112.3
Commissions
Commissions were $79 million in 2021, compared to $67 million in 2020. Commissions include commissions received from clients for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The increase was driven by higher trading volumes. The Company also earns subscription fees for market intelligence services that are recognized over the period in which they are delivered. Fees received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in other liabilities in our consolidated balance sheet.
Other Noninterest Income
Other noninterest income in 2021 was $128 million, compared to $98 million in 2020. The increase in 2021 compared to the 2020 period, was primarily due to higher fund management fees due to additional funds managed.
Noninterest Expense
A summary of noninterest expense for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Compensation and benefits	$2,015	$1,318	52.9%	$990	33.1%
Professional services	392	247	58.7	205	20.5
Premises and equipment	178	127	40.2	97	30.9
Net occupancy	83	101	(17.8)	69	46.4
Business development and travel	24	24	—	69	(65.2)
FDIC and state assessments	48	28	71.4	18	55.6
Merger-related charges	129	—	—	—	—
Other	201	190	5.8	153	24.2
Total noninterest expense	$3,070	$2,035	50.9	$1,601	27.1

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense:

	Year ended December 31,
(Dollars in millions, except employees)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Compensation and benefits:
Salaries and wages	$721	$516	39.7%	$437	18.1%
Incentive compensation plans	784	464	69.0	288	61.1
Other employee incentives and benefits (1)	510	338	50.9	265	27.5
Total compensation and benefits	$2,015	$1,318	52.9	$990	33.1
Period-end FTEs	6,567	4,461	47.2	3,564	25.2
Average FTEs	5,466	4,040	35.3	3,362	20.2

(1)Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), ESOP, warrant and other incentive plans, retention plans, agency fees and other employee-related expenses.
Compensation and benefits expense was $2.0 billion in 2021, compared to $1.3 billion in 2020. The key factors driving the increase in compensation and benefits expense in 2021 were as follows:
•An increase of $205 million in salaries and wages expense, reflective primarily of an increase in the number of average FTEs by 1,426 to 5,466 in 2021, compared to 4,040 in 2020, driven by strong hiring for in-sourcing, product development and revenue growth, the Boston Private acquisition and strategic hires made during 2021 to support the expansion of SVB Securities' Technology, Healthcare Services and HealthTech investment banking activities,
•An increase of $320 million in incentive compensation plans expense related primarily to higher incentive compensation plan accruals as a result of stronger than expected performance during throughout 2021 and an increase in the number of average FTEs, and
•An increase of $172 million in other employee incentives and benefits expense attributable primarily to increases in share-based compensation expense due to the increased restricted stock awards granted during 2021, the warrant incentive plan driven by a significant increase in gains on equity warrant assets, payroll taxes due to an increase in incentive compensation and group insurance expenses reflective of the increase in FTEs from 2020.
Our variable compensation plans include our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, Deferred Compensation Plan, 401(k) and ESOP Plan, SVB Securities Incentive Compensation Plan, SVB Securities Retention Award, EHOP, 2006 Incentive Plan and ESPP. Total costs incurred under these plans were $917 million in 2021, compared to $547 million in 2020. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $392 million in 2021, compared to $247 million in 2020. The increase in December 31, 2021 was driven primarily by higher consulting fees associated with our initiatives related to our regulatory programs as well as continued investments in our infrastructure and operating projects to support our presence both domestically and internationally.
Premises and Equipment
Premises and equipment expense was $178 million in 2021, compared to $127 million in 2020. The increase was driven primarily by an increase in computer maintenance expenses related to new vendor and project depreciation that began in 2021 and increased software support and maintenance service fees.
Net Occupancy
Net occupancy expense was $83 million in 2021, compared to $101 million in 2020. The decrease was primarily driven by $29 million of impairment and accelerated depreciation of right to use assets and other fixed assets recorded in 2020 related to vacating leased office space in several locations.

Business Development and Travel
Business development and travel expense was $24 million in 2021, compared to $24 million in 2020. Business development and travel expense was flat compared to 2020 due primarily to the impact of the COVID-19 pandemic on domestic and international travel restrictions during 2020 and early 2021 which started to ease during the latter half of 2021 resulting in continued business development and travel.
FDIC and State Assessments
FDIC and state assessments expense was $48 million in 2021, compared to $28 million in 2020. The increase was due primarily to the increase in our organic average deposits as well as the acquisition of Boston Private deposits.
Merger-related Charges
Merger-related charges was a new noninterest expense line item for 2021 as a result of the Boston Private acquisition. A summary of merger-related charges, which includes direct acquisition costs for the year ended 2021 is as follows:

Year ended December 31,
(Dollars in millions)	2021
Personnel-related	$17
Occupancy and facilities	39
Professional services	56
Systems integration and related charges	17
Total merger-related charges	$129
Operating Efficiency Ratio
Our operating efficiency ratio increased to 51.88 percent for the year ended December 31, 2021 compared to 50.92 percent for the year ended December 31, 2020. This increase was due to growth in noninterest expense slightly outpacing revenue growth. The increase in noninterest expense was driven by increased compensation and benefits expense, professional services expense, merger-related charges and premises and equipment expense. These increases were partially offset by higher revenue driven by interest income on our loan and investment security portfolios and net gains on investment securities and equity warrant assets.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “net income attributable to noncontrolling interests” on our consolidated statements of income.
In the table below, noninterest income consists primarily of net investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial's subsidiaries as the managed funds’ general partners. A summary of net income attributable to noncontrolling interests for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Noninterest income (1)	$(124)	$(29)	NM	$(20)	45.0%
Noninterest expense (1)	1	—	—	1	(100.0)
Carried interest allocation (2)	(117)	(57)	105.3	(29)	96.6
Net income attributable to noncontrolling interests	$(240)	$(86)	179.1	$(48)	79.2

(1)Represents noncontrolling interests’ share in noninterest income or loss.
(2)Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.

Net income attributable to noncontrolling interests was $240 million in 2021, compared to $86 million in 2020. Net income attributable to noncontrolling interests of $240 million for the year ended December 31, 2021 was driven primarily by net gains on investment securities (including carried interest allocation) from unrealized valuation of our managed funds of funds and our SVB Securities funds.
Net income attributable to noncontrolling interests was $86 million in 2020. Net income attributable to noncontrolling interests of $86 million for 2020 was primarily a result of the following:
•Net gains on investment securities (including carried interest allocation) attributable to noncontrolling interests of $86 million ($29 million excluding carried interest allocation) primarily from our managed funds of funds and our managed direct venture funds portfolios, related primarily to net unrealized valuation increases in both private and public company investments held by the funds in the portfolios, and
•Noninterest expense was less than $1 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.
Income Taxes
Our effective income tax expense rate was 26.2 percent in 2021, compared to 27.0 percent in 2020. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The components of our effective tax rates for 2021 and 2020 are discussed in Note 18—“Income Taxes” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
The decrease in our effective tax rate for 2021 was driven primarily by an increase in the recognition of excess tax benefits from share-based compensation, which is reflective of an increase in our stock price.
Operating Segment Results
We have four segments for which we report our financial information: GCB, SVB Private Bank, SVB Capital and SVB Securities.
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Refer to Note 24—“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.
The following is our reportable segment information for 2021, 2020 and 2019:
Global Commercial Bank

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Net interest income	$2,946	$2,025	45.5%	$1,850	9.5%
Provision for credit losses	(55)	(166)	(66.9)	(92)	80.4
Noninterest income	708	606	16.8	638	(5.0)
Noninterest expense	(1,277)	(1,020)	25.2	(875)	16.6
Income before income tax expense	$2,322	$1,445	60.7	$1,521	(5.0)
Total average loans, amortized cost	$44,173	$31,218	41.5	$26,031	19.9
Total average assets	141,393	75,034	88.4	56,043	33.9
Total average deposits	138,336	72,127	91.8	53,054	36.0
 Income before income tax expense from our GCB increased to $2.3 billion in 2021, compared to $1.4 billion in 2020. The key components of GCB's performance are discussed below.
NII from GCB increased by $921 million in 2021, due primarily to an increase in loan interest income resulting from higher average loan balances, partially offset by lower loan yields on loans as a result of growth in our higher credit quality Global Fund Banking portfolio as well as interest rate decreases. In addition, strong deposit growth provided a higher earnings credit and a low-rate environment produced a lower earnings charge for funded loans, creating a benefit of a higher net FTP earnings credit.
GCB had a provision for credit losses of $55 million for 2021, compared to a provision of $166 million for 2020. The provision of $55 million for 2021 was driven primarily by an increase of organic growth in our loan portfolio and charge-offs not specifically reserved for at December 31, 2020, of which $80 million was related to the single instance of fraudulent activity on one loan discussed in prior filings, partially offset by a reduction in provision due to model enhancements and a decrease in net new nonaccrual loans and recoveries.
The provision for credit losses of $166 million for 2020, compared to a provision of $92 million for the comparable 2019 period. The $74 million increase is primarily due to the $59 million in additional reserves for our performing loans based on our forecast models of the current economic environment under the CECL methodology adopted January 1, 2020, including the impact of the COVID-19 pandemic, as well as changes in loan composition within our portfolio segments. The provision of $166 million also consisted of $30 million in additional reserves for period-end loan growth, $49 million for charge-offs not specifically reserved for at December 31, 2019 and $60 million in net new nonaccrual loans, partially offset by $29 million of recoveries.
Noninterest income increased by $102 million in 2021, related primarily to an overall increase in our non-GAAP core fee income, due primarily to higher foreign exchange fees, credit card fees, lending related fees and deposit service charges, partially offset by lower client investment fees. The overall increase was due primarily to higher foreign exchange fees driven by increases in spot contract commissions, credit card fees reflective of increased spending as we attracted new customers and expanded on current relationships and deposit service charges due to increased product revenues from strong deposit growth and higher transaction volumes, partially offset by the impact of the federal funds rate decreases on client investment fee yields.
Noninterest expense increased by $257 million in 2021, due primarily to compensation and benefits expense as a result of higher incentive compensation expense and higher salaries and wages expenses. Incentive compensation expense increased due primarily as a result of a strong performance during 2021. The increase in GCB salaries and wages was due primarily to an increase in the average number of FTEs at GCB, which increased to 3,489 FTEs in 2021, from 2,874 FTEs for the 2020 period.
SVB Private Bank

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Net interest income	$194	$77	151.9%	$51	51.0%
Provision for credit losses	(14)	(21)	(33.3)	(2)	NM
Noninterest income	56	3	NM	4	(25.0)
Noninterest expense	(212)	(46)	NM	(40)	15.0
Income before income tax expense	$24	$13	84.6	$13	—
Total average loans, amortized cost	$8,958	$4,196	113.5	$3,341	25.6
Total average assets	10,140	4,230	139.7	3,371	25.5
Total average deposits	8,645	2,172	NM	1,524	42.5

Income before income tax expense from SVB Private Bank increased to $24 million in 2021, compared to $13 million in 2020. The key drivers of SVB Private Bank's performance are discussed below:
NII increased by $117 million in 2021, due primarily to an increase in average loans primarily due to the acquisition of Boston Private and strong organic loan growth for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase was partially offset by decreases in loan yields as a result of overall market rate decreases and purchase accounting amortizations of fair value mark ups on the acquired Boston Private loans.
The provision for credit losses decreased by $7 million primarily due to a reduction in provision due to previously discussed model enhancements, partially offset by a day one provision for loans on non-PCD loans and unfunded commitments of $46 million as a result of the Boston Private acquisition.
Noninterest expense increased $166 million to $212 million in 2021 related primarily to compensation and benefits expense. Compensation and benefits expense increased as a result of an increase in average number of FTEs due primarily to the acquisition of Boston Private and higher incentive compensation and salaries and wages expenses primarily as a result of strong performance during 2021.

SVB Capital

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Noninterest income	$487	$226	115.5%	$122	85.2%
Noninterest expense	(71)	(51)	39.2	(31)	64.5
Income before income tax expense	$416	$175	137.7	$91	92.3
Total average assets	$700	$437	60.2	$405	7.9

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
Income before income tax expense from SVB Capital was $416 million in 2021, compared to $175 million in 2020. The key drivers of SVB Capital's performance are discussed below.
Noninterest income was $487 million in 2021, compared to $226 million in 2020. SVB Capital’s components of noninterest income primarily included the following:
•Net gains on investment securities of $398 million, were driven primarily by unrealized net valuation increases of private and public positions as well as fund distributions driven primarily by realized gains from one public company position.
•Fund management fees of $77 million, included in other noninterest income, and
•Gains on equity warrant assets of $6 million reflective of net valuation increases in equity warrant assets associated with our joint venture bank in China, included in other noninterest income.
Noninterest expense increased to $71 million in 2021 from 2020 due to a $20 million increase in compensation and benefits as a result of higher incentive compensation expense and higher salaries and wages expenses. Incentive compensation expense increased as a result of a strong performance during 2021. The increase in salaries and wages was due to an increase in the average number of FTEs at SVB Capital, which increased to 77 FTEs at year end December 31, 2021, from 47 for 2020.
SVB Securities

	Year ended December 31,
(Dollars in millions)	2021	2020	% Change 2021/2020	2019	% Change 2020/2019
Net interest income	$1	$1	—%	$1	—%
Noninterest income	608	497	22.3	264	88.3
Noninterest expense	(561)	(379)	48.0	(253)	49.8
Income before income tax expense	$48	$119	(59.7)	$12	NM
Total average assets	$830	$557	49.0	$398	39.9
On December 10, 2021 we completed the acquisition of MoffettNathanson LLC. Upon the closing of the acquisition, MoffettNathanson LLC's operations and results were included within the SVB Securities reportable segment. The acquisition enables SVB Securities to expand its equity research coverage to include companies in both the healthcare and technology industries.
SVB Securities' components of noninterest income primarily include investment banking revenue, commissions and net gains and losses on non-marketable and other equity securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.

Noninterest income increased $111 million to $608 million in 2021, due primarily to an increase in investment banking revenue attributable to a higher number of total closed deals during 2021 and an increase in investment gains driven by a net valuation increase on equity fund investments.
Noninterest expense increased $182 million to $561 million in 2021. The $182 million increase was primarily driven by an increase in compensation and benefit expense driven primarily by an increase in incentive compensation expense as a result of a strong performance during 2021, as compared to 2020 and an increase in salaries and wages expense due to strategic hires made during 2021 to support the expansion of SVB Securities' Technology, Healthcare Services and HealthTech investment banking activities.
Consolidated Financial Condition
Our total assets, and total liabilities and stockholders' equity were $211.5 billion at December 31, 2021 and $115.5 billion at December 31, 2020. Refer below to a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $14.6 billion at December 31, 2021, a decrease of $3.1 billion, or 17.3 percent, compared to $17.7 billion at December 31, 2020. The decrease was driven primarily by investing activities of $90.3 billion consisting primarily of purchases of investment securities, net of maturities and paydowns, and funding of loans, partially offset by financing activities of $85.5 billion consisting primarily of a net increase in deposits. As of December 31, 2021, $5.7 billion of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $5.8 billion. As of December 31, 2020, $13.7 billion, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $3.0 billion.
Investment Securities
Investment securities totaled $128.0 billion at December 31, 2021, an increase of $78.7 billion, or 159.5 percent, compared to $49.3 billion at December 31, 2020. Our investment securities portfolio is comprised of: (i) an AFS securities portfolio and a HTM securities portfolio, both of which represents interest-earning fixed income investment securities; and (ii) a non-marketable and other equity securities portfolio, which represents primarily investments managed as part of our funds management business, investments in qualified affordable housing projects, as well as public equity securities held as a result of equity warrant assets exercised. The major components of the change in investment securities are explained below.

The following table presents a profile of our investment securities portfolio at December 31, 2021 and 2020:

	December 31,
(Dollars in millions)	2021	2020
AFS securities, at fair value:
U.S. Treasury securities	$15,850	$4,470
U.S. agency debentures	196	237
Foreign government debt securities	61	24
Residential MBS:
Agency-issued MBS	8,589	13,503
Agency-issued CMO—fixed rate	982	8,107
Agency-issued CMBS	1,543	4,572
Total AFS securities	27,221	30,913
HTM securities, at amortized cost:
U.S. agency debentures	609	402
Residential MBS:
Agency-issued MBS	64,439	7,740
Agency-issued CMO—fixed rate	10,226	1,735
Agency-issued CMO—variable rate	100	137
Agency-issued CMBS	14,959	2,943
Municipal bonds and notes (1)	7,157	3,635
Corporate bonds (1)	712	—
Total HTM securities	98,202	16,592
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	130	89
Unconsolidated venture capital and private equity fund investments	208	185
Other investments without a readily determinable fair value	164	61
Other equity securities in public companies (fair value accounting)	117	281
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	671	362
Debt funds	5	5
Other investments	294	203
Investments in qualified affordable housing projects, net	954	616
Total non-marketable and other equity securities	2,543	1,802
Total investment securities	$127,966	$49,307

(1)ACL balance is $7 million for HTM securities for December 31, 2021 and less than $1 million for December 31, 2020.
Available-for-Sale Securities
Period-end AFS securities were $27.2 billion at December 31, 2021, a decrease of $3.7 billion, or 11.9 percent, compared to $30.9 billion at December 31, 2020. The $3.7 billion decrease in period-end AFS securities balances from December 31, 2020 to December 31, 2021 was driven primarily by a $8.8 billion re-designation of AFS securities to HTM securities, paydowns and maturities of $4.8 billion, sale of investments of $1.6 billion and a decrease in fair value of $818 million due to the increase in interest rates, partially offset by purchases of $12.1 billion. Securities classified as AFS are carried at fair value with changes in fair value recorded as unrealized gains or losses in a separate component of stockholders' equity.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as AFS as of December 31, 2021. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The expected yield on MBS is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	December 31, 2021
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$15,850	1.05%	$247	0.49%	$15,091	1.05%	$512	1.21%	$—	—%
U.S. agency debentures	196	0.96	80	0.27	36	1.04	80	1.58	—	—
Foreign government debt securities	61	(0.81)	61	(0.81)	—	—	—	—	—	—
Residential MBS:
Agency-issued MBS	8,589	1.28	—	—	—	—	—	—	8,589	1.28
Agency-issued CMO - fixed rate	982	1.41	—	—	—	—	—	—	982	1.41
Agency-issued CMBS	1,543	1.76	—	—	67	1.13	1,476	1.79	—	—
Total	$27,221	1.17	$388	0.24	$15,194	1.05	$2,068	1.64	$9,571	1.29
Held-to-Maturity Securities
Period-end HTM securities were $98.2 billion at December 31, 2021, an increase of $81.6 billion, or 491.8 percent, compared to $16.6 billion at December 31, 2020. The $81.6 billion increase in period-end HTM security balances from December 31, 2020 to December 31, 2021 was driven by purchases of $85.6 billion, with an additional $982 million of securities assumed with the Boston Private acquisition, and the re-designation of $8.8 billion of AFS securities to HTM securities, partially offset by $13.8 billion in paydowns and maturities. The securities were re-designated for capital management purposes and consisted primarily of agency-issued CMO, CMBS, MBS and US agency debentures with unrealized losses totaling $132 million, which are recorded in AOCI
Securities classified as HTM are accounted for at cost with no adjustments for changes in fair value. For securities re-designated as HTM from AFS, the net unrealized gains or losses at the date of transfer will continue to be reported as a separate component of shareholders' equity and amortized over the life of the securities in a manner consistent with the amortization of a premium or discount.
The following table summarizes the remaining contractual principal maturities net of ACL and fully taxable equivalent yields on fixed income investment securities classified as HTM as of December 31, 2021. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The expected yield on MBS is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	December 31, 2021
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield
U.S. agency debentures	$609	2.05%	$1	2.26%	$133	2.43%	$475	1.94%	$—	—%
Residential MBS:
Agency-issued MBS	64,439	1.55	—	—	7	2.28	806	2.17	63,626	1.54
Agency-issued CMO - fixed rate	10,226	1.35	—	—	14	1.72	316	1.61	9,896	1.35
Agency-issued CMO - variable rate	100	0.74	—	—	—	—	—	—	100	0.74
Agency-issued CMBS	14,959	1.63	—	—	211	0.75	971	1.93	13,777	1.63
Municipal bonds and notes	7,156	2.82	48	2.82	176	2.43	1,152	2.76	5,780	2.85
Corporate bonds	706	1.86	—	—	33	1.70	673	1.87	—	—
Total	$98,195	1.64	$49	2.80	$574	1.75	$4,393	2.32	$93,179	1.61

Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. The estimated weighted-average duration of our fixed income investment securities portfolio was 4.0 and 3.7 years at December 31, 2021 and December 31, 2020, respectively. The weighted-average duration of our total fixed income securities portfolio including the impact of our fair value swaps was 3.7 years at December 31, 2021. We are focused on maintaining AFS portfolio duration to approximately two years to mitigate OCI risk while buying three- to five-year duration HTM securities to support portfolio yields. The weighted-average duration of our AFS securities portfolio was 3.5 years at December 31, 2021 and 3.7 years at December 31, 2020. The weighted-average duration of our AFS securities portfolio including the impact of our fair value swaps was 2.4 years at December 31, 2021. The weighted-average duration of our HTM securities portfolio was 4.1 years at December 31, 2021 and 3.7 years at December 31, 2020. We continue to invest excess on-balance sheet liquidity in high-quality securities (agency MBS/CMOs/CMBS, municipal and corporate securities), primarily classified as HTM.

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
Non-marketable and other equity securities were $2.5 billion ($2.2 billion net of noncontrolling interest) at December 31, 2021, an increase of $741 million, or 41.1 percent, compared to $1.8 billion ($1.6 billion net of noncontrolling interest) at December 31, 2020. We are required under GAAP to consolidate certain SVB Capital funds, even though we may own less than 100 percent of such entities.
The following table summarizes the carrying value (as reported) of non-marketable and other equity securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at December 31, 2021 and December 31, 2020:

	December 31,
	2021		2020
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$130	$36	$89	$23
Unconsolidated venture capital and private equity fund investments (2)	208	208	185	185
Other investments without a readily determinable fair value (3)	164	164	61	61
Other equity securities in public companies (fair value accounting) (4)	117	117	281	281
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	671	397	362	215
Debt funds	5	5	5	5
Other investments	294	294	203	203
Investments in qualified affordable housing projects, net	954	954	616	616
Total non-marketable and other equity securities	$2,543	$2,175	$1,802	$1,589

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2021 and December 31, 2020:

	December 31,
	2021		2020
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$2	$—	$5	$1
Capital Preferred Return Fund, LP	61	13	50	11
Growth Partners, LP	67	23	34	11
Total consolidated venture capital and private equity fund investments	$130	$36	$89	$23

(2)The carrying value represents investments in 150 and 162 funds (primarily venture capital funds) at December 31, 2021 and December 31, 2020, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships' operating activities and financial policies. Our unconsolidated venture capital and private equity fund investments are carried at fair value based on the fund investments' net asset values per share as obtained from the general partners of the funds. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment and significant fund transactions or market events during the reporting period.
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

(5)The following table shows the carrying value and our ownership percentage of each investment at December 31, 2021 and 2020 (equity method accounting):

	December 31, 2021		December 31, 2020
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$3	$3	$4	$3
Strategic Investors Fund III, LP	25	21	16	13
Strategic Investors Fund IV, LP	36	30	25	21
Strategic Investors Fund V funds	87	45	67	35
CP II, LP (i)	2	1	8	5
Other venture capital and private equity fund investments	518	298	242	138
Total venture capital and private equity fund investments	$671	$398	$362	$215
Debt funds:
Gold Hill Capital 2008, LP (ii)	$4	$4	$4	$4
Other debt funds	1	1	1	1
Total debt funds	$5	$5	$5	$5
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$154	$154	$115	$115
Other investments	140	140	88	88
Total other investments	$294	$294	$203	$203

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
There have been various amendments to the Volcker Rule in recent years. In particular, certain amendments that became effective October 1, 2020, provide for, among other things, the adoption of new exclusions from the definition of “covered fund” for venture capital funds and credit funds that meet certain criteria. As a result of these amendments, we believe that none of the Restricted Volcker Investments will be required to be disposed of or will otherwise conform to the Volcker Rule requirements. We expect that all of our Restricted Volcker Investments will (i) qualify for these new exclusions; (ii) otherwise be excluded from the definition of "covered fund"; or (iii) be subject to a liquidation or dissolution process (For more information about the Volcker Rule, see “Business—Supervision and Regulation” under Part 1, Item 1 of this report).

Loans
Upon the completion of the acquisition of Boston Private on July 1, 2021, we have modified our portfolio segments and classes of financing receivables to accommodate Boston Private loans. Refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional information on our current portfolio segments and classes of financing receivables.
Loans at amortized cost basis increased by $21.1 billion to $66.3 billion at December 31, 2021, compared to $45.2 billion at December 31, 2020. Unearned income was $250 million at December 31, 2021 and $226 million at December 31, 2020. The increase in period-end loans was driven primarily by the continued growth in our Global Fund Banking segment as well as the addition of Boston Private's loan portfolio. This growth was partially offset by a decrease in our PPP loans driven by forgiveness of these loans during 2021.
Loan Concentration
Loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions. A substantial percentage of our loans are commercial in nature. The breakdown of total loans and loans as a percentage of total loans by class of financing receivables is as follows:

	December 31,
	2021		2020
(Dollars in millions)	Amount	Percentage	Amount	Percentage
Global fund banking	$37,958	57.3%	$25,543	56.5%
Investor dependent:
Early stage	1,593	2.4	1,486	3.3
Growth stage	3,951	5.9	3,486	7.7
Total investor dependent	5,544	8.3	4,972	11.0
Cash flow dependent - SLBO	1,798	2.7	1,989	4.4
Innovation C&I	6,673	10.1	5,136	11.3
Private bank	8,743	13.2	4,901	10.9
CRE	2,670	4.0	—	—
Premium wine	985	1.5	1,053	2.3
Other C&I	1,257	1.9	—	—
Other	317	0.5	28	0.1
PPP	331	0.5	1,559	3.5
Total loans	$66,276	100.0	$45,181	100.0
Our four main market segments include (i) Global Fund Banking, (ii) technology and life science/healthcare, (iii) SVB Private Bank and, with the acquisition of Boston Private, we now have (iv) new loans in the commercial real estate sector.
(i) Global Fund Banking
Our Global Fund Banking loan portfolio includes loans to clients in the private equity/venture capital community. Our lending to private equity/venture capital firms and funds represented 57 percent of total loans at both December 31, 2021 and December 31, 2020. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are typically secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.
(ii) Technology and Life Science/Healthcare
Our technology and life science/healthcare loan portfolios include loans to clients at the various stages of their life cycles. The classes of financing receivables for our technology and life science/healthcare market segments are classified as Investor Dependent, Cash Flow Dependent - SLBO or Innovation C&I for reporting purposes.

Investor dependent loans represented 8 percent of total loans at December 31, 2021 and 11 percent at December 31, 2020. These loans are made to companies in both our Early Stage and Growth Stage practices.
Cash flow dependent loans for SLBO lending represented 3 percent of total loans at December 31, 2021, compared to 4 percent at December 31, 2020.
Innovation C&I loans, which include asset-based loans, represented 10 percent of total loans at December 31, 2021 and 11 percent at December 31, 2020. Working capital lines and accounts receivable financing, both part of our asset-based lending, each represented approximately one percent and less than one percent of total loans, respectively, at both December 31, 2021 and December 31, 2020.
(iii) SVB Private Bank
Our SVB Private Bank clients are primarily executive leaders and senior investment professionals in the innovation economy, as well as high net worth clients acquired from Boston Private. Our lending to Private Bank clients represented 13 percent of total loans at December 31, 2021 and 11 percent at December 31, 2020. Many of our Private Bank products are secured by real estate, which represented 88 percent of this portfolio at December 31, 2021; these products include mortgage loans, owner-occupied commercial mortgage loans, home equity lines of credit and other secured lending products such as real estate secured loans to eligible employees through our EHOP. The remaining balance of our Private Bank portfolio consists of restricted and private stock loans, personal capital call lines of credit, lines of credit against liquid assets and other secured and unsecured lending products.
(iv) Commercial Real Estate
The CRE loan portfolio acquired from Boston Private is made up of acquisition financing for commercial properties, such as office buildings, retail properties, apartment buildings and industrial/warehouse space. As such, all of these products are secured by real estate. Our lending to commercial real estate clients represented 4 percent of total loans at December 31, 2021.
The following table provides a summary of total loans by size and class of financing receivables. The breakout below is based on total client balances (individually or in the aggregate) as of December 31, 2021:

	December 31, 2021
(Dollars in millions)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Global fund banking	$996	$1,494	$2,905	$3,163	$29,405	$37,963
Investor dependent:
Early stage	1,392	219	124	—	—	1,735
Growth stage	855	1,068	1,122	374	551	3,970
Total investor dependent	2,247	1,287	1,246	374	551	5,705
Cash flow dependent - SLBO	7	31	287	508	965	1,798
Innovation C&I	462	432	920	912	4,018	6,744
Private bank	6,674	950	735	217	167	8,743
CRE	823	652	869	246	80	2,670
Premium wine	215	267	269	124	120	995
Other C&I	444	169	262	217	249	1,341
Other	93	123	101	—	—	317
Total Loans (1)	$11,961	$5,405	$7,594	$5,761	$35,555	$66,276

(1)Included in total loans at amortized cost is approximately $331 million in PPP loans. The PPP loans consist of loans from all classes of financing receivables.
At December 31, 2021, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $41.3 billion, or 62 percent of our total loan portfolio. These loans represented 768 clients, and of these loans, $21 million were on nonaccrual status as of December 31, 2021.

The following table provides a summary of loans by size and class of financing receivables. The breakout below is based on total client balances (individually or in the aggregate) as of December 31, 2020:

	December 31, 2020
(Dollars in millions)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Global fund banking	$1,052	$1,360	$2,637	$2,777	$17,723	$25,549
Investor dependent
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
State Concentrations
Approximately 30 percent of our outstanding total loan balances as of December 31, 2021 were to borrowers based in California, compared to 26 percent as of December 31, 2020. Additionally, borrowers in Massachusetts increased to 12 percent at December 31, 2021, compared to 10 percent as of December 31, 2020. Borrowers in New York represented approximately 10 percent of total loan balances at both December 31, 2021 and December 31, 2020. Other than California, Massachusetts and New York, there are no additional states with loan balances greater than or equal to 10 percent of total loans as of December 31, 2021.
See generally "Risk Factors—Credit Risks" set forth under Part I, Item 1A of this report.

As of December 31, 2021, 91 percent, or $60.4 billion, of our outstanding total loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 92 percent, or $41.4 billion, as of December 31, 2020. The following table sets forth the remaining contractual maturity distribution of our total loans by class of financing receivables at December 31, 2021, for fixed and variable rate loans:

	Remaining Contractual Maturity of Loans
(Dollars in millions)	One Year or Less	After One Year and Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Fixed-rate loans:
Global fund banking	$496	$2	$4	$—	$502
Investor dependent:
Early stage	143	38	—	—	181
Growth stage	56	60	—	—	116
Total investor dependent	199	98	—	—	297
Cash flow dependent - SLBO	3	46	—	—	49
Innovation C&I	263	220	—	—	483
Private bank	11	89	177	1,308	1,585
CRE	157	522	449	34	1,162
Premium wine	5	174	446	57	682
Other C&I	8	100	149	310	567
Other	86	39	4	67	196
PPP	74	257	—	—	331
Total fixed-rate loans	$1,302	$1,547	$1,229	$1,776	$5,854

Variable-rate loans:
Global fund banking	$36,218	$1,067	$171	$—	$37,456
Investor dependent:
Early stage	94	1,318	—	—	1,412
Growth stage	425	3,161	249	—	3,835
Total investor dependent	519	4,479	249	—	5,247
Cash flow dependent - SLBO	207	1,463	79	—	1,749
Innovation C&I	1,090	4,694	406	—	6,190
Private bank	264	375	596	5,923	7,158
CRE	207	714	552	35	1,508
Premium wine	92	157	54	—	303
Other C&I	304	131	89	166	690
Other	16	51	27	27	121
PPP	—	—	—	—	—
Total variable-rate loans	$38,917	$13,131	$2,223	$6,151	$60,422
Total loans	$40,219	$14,678	$3,452	$7,927	$66,276
Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.
Paycheck Protection Program
We accepted applications under the PPP administered by the SBA under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), as amended by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "Economic Aid Act"), and originated loans to qualified small businesses until the loan origination phase of the PPP ended on June 30, 2021. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. Eligible expenses also include covered operations expenditures, covered property damage costs, covered supplier costs and covered worker protection expenditures. To the extent not forgiven, loans are subject to certain terms including, among others, the following: maximum two-year term for loans issued before June 5, 2020 (unless borrower and lender agree otherwise); a maximum five-year term for loans issued on or after June 5, 2020; an interest rate of 1.0%; deferral of loan payments until a loan forgiveness decision is rendered or until 10 months after the end of a borrower’s forgiveness covered period; and no requirement for any collateral or personal guarantees. PPP borrowers are not required to pay any fees to the government or the lender, and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan for loans made before the enactment of the Economic Aid Act, and thereafter, a processing fee of (1) the lesser of 50% of the loan or $2,500 for loans of not more than $50,000, (2) 5% of the loan for loans above $50,000 but not more than $350,000, and (3) 3% of the loan for loans above $350,000 (and, in case of the first draw PPP loans only, a fee of 1% for the loans at or above $2,000,000). Additional loans were issuable up until June 30, 2021, pursuant to the PPP Extension Act of 2021, and qualifying PPP borrowers were able to apply for second draw loans in an amount of up to $2 million. We continued to participate in the forgiveness stage of the PPP through the fourth quarter of 2021.
As of December 31, 2021, we have outstanding PPP loans in the amount of $331 million, as approved by the SBA, compared to $1.6 billion at December 31, 2020. This funded amount reflects repayments received as of such date.
Loan Deferral Programs
In April 2020, we implemented three loan payment deferral programs targeted to assist borrowers who were the most impacted by the COVID-19 pandemic. These programs included relief for venture-backed, private bank and wine borrowers who met certain criteria. The three-month private bank and wine deferral programs ended, and payments resumed, in the third quarter of 2020. The six-month venture debt and private bank deferral programs ended, and payments resumed, in the fourth quarter of 2020 for a majority of participants. As of December 31, 2021, a single loan remained modified under these programs, with an outstanding balance of $10 million. The borrower lengthened their existing interest-only payment period under the deferral program and is currently making interest-only payments. As of December 31, 2020, loans modified under these programs had outstanding balances of $769 million, $13 million and $2 million for venture-backed, private bank and wine borrowers, respectively. These amounts reflect repayments received as of December 31, 2020.
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
Credit Quality Indicators
As of both December 31, 2021 and December 31, 2020, our total criticized loans and nonaccrual loans collectively represented three percent of our total loans. Criticized loans and nonaccrual loans to early-stage clients represented 13 percent and 15 percent of our total criticized loans and nonaccrual loan balances at December 31, 2021 and December 31, 2020, respectively. Loans to early-stage clients represent a relatively small percentage of our overall portfolio at 2 percent and 3 percent of total loans at December 31, 2021 and December 31, 2020, respectively. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.
As of December 31, 2021 we have identified the following risks to credit quality: (i) increased COVID-19 exposure from acquired Boston Private loans, (ii) larger Growth Stage and Innovation C&I loan sizes, (iii) company valuation volatility and (iv) macroeconomic risks, particularly supply chain constraints and inflation.

(i) Increased COVID-19 exposure from acquired Boston Private loans - We acquired CRE loans from Boston Private that have a balance of $2.7 billion at December 31, 2021. CRE is generally more impacted by restrictions to reduce the spread of COVID-19 and transitions to hybrid work environments. This risk is mitigated by the reserves held for this loan class and our limited overall exposure, with CRE representing only 4 percent of total loans at December 31, 2021.
(ii) Larger Growth Stage and Innovation C&I loan sizes - The size of individual loans to our Investor Dependent - Growth Stage and Innovation C&I clients has increased, which may introduce greater volatility to those portfolios' credit quality.
(iii) Company valuation volatility - Given the very choppy markets which are generally a precursor to private company valuations, we could see a pullback from the very high valuations that exist today.
(iv) Macroeconomic risks, particularly supply chain constraints and inflation - We see limited impact to each of these across the portfolio though the risk exists that one, or the combination of these, could post an issue for different segments.
Additionally, we have identified the following factors that could have a positive impact on credit quality: (i) recovering business activity, (ii) continued investor support and (iii) improved risk profile of loan portfolio.
(i) Recovering business activity - We continue to monitor our loan portfolio for the impact of the COVID-19 pandemic, especially the emergence of COVID-19 variants and continued spread. Our portfolio has limited direct exposure to the industries most severely impacted by the pandemic.
(ii) Continued investor support - We continue to see robust venture capital investment activity and dry powder available in the market.
(iii) Improved risk profile of loan portfolio - As described above, our Investor Dependent - Early Stage class, which historically has been the most vulnerable loan class with the most losses, is now only 2 percent of total loans. Furthermore, over 70 percent of total loans are now in our Global Fund Banking and Private Bank classes, which have low credit loss experience.
We continue to monitor the current environment to evaluate the impact of the above on our portfolio's credit quality and to identify the emergence of additional factors.
ACL for Loans and for Unfunded Credit Commitments
The following table summarizes the allocation of the ACL for loans for our portfolio segments:

	December 31,
	2021		2020
(Dollars in millions)	ACL Amount	Percent of Total Loans (1)	ACL Amount	Percent of Total Loans (1)
Global fund banking	$67	57.3%	$46	56.5%
Investor dependent	146	8.3	213	11.0
Cash flow dependent and innovation C&I	118	12.8	125	15.7
Private bank	33	13.2	53	10.9
CRE	36	4.0	—	—
Other C&I	14	1.9	—	—
Premium wine and other	8	2.0	9	2.4
PPP	—	0.5	2	3.5
Total	$422	100.0%	$448	100.0%

(1)Represents loan balances as a percentage of total loans at each respective year-end.

To determine the ACL for performing loans as of December 31, 2021 and 2020, we utilized three scenarios, on a weighted basis, from Moody's Analytics December 2021 and 2020 forecasts, respectively, in our expected lifetime loss estimate. The baseline scenario, which carries the highest weighting of 40 percent in both periods, reflected an unemployment rate of 4.3 percent as of December 31, 2021, as a result of the ongoing economic stabilization seen in 2021, compared to 6.7 percent as of December 31, 2020. The baseline scenario also included a GDP growth rate of 6.8 percent and 4.0 percent as of December 31, 2021 and 2020, respectively, reflecting ongoing expected economic recovery as the impact of the COVID-19 pandemic continues to subside. As part of the 2021 model enhancement we added the housing price index as an input, which the baseline scenario reflected as 5.9 percent as of December 31, 2021, consistent with the imbalance between supply and demand in the housing market. In addition to the baseline, we also utilized a more favorable (Moody's

S1, Upside) and less favorable (Moody's S3, Downside) economic forecast scenario, each weighted at 30 percent at both December 31, 2021 and December 31, 2020. To the extent we identified credit risk considerations that were not captured by the Moody's Analytics scenarios, we addressed the risk through management's qualitative adjustments to our ACL for performing loans.
Gross Loan Charge-Offs
Gross loan charge-offs were $138 million for the year ended December 31, 2021, of which $113 million was not specifically reserved for in prior quarters. Gross loan charge-offs not previously reserved for were primarily driven by $80 million related to a single instance of fraudulent activity on one loan disclosed in previous filings. The remaining $33 million of gross loan charge-offs not previously reserved for came primarily from our Investor Dependent and Innovation C&I loan portfolios.
Gross loan charge-offs were $103 million for the year ended December 31, 2020, primarily driven by $89 million charge-offs for our Investor Dependent clients and $11 million charge-offs from our Cash Flow Dependent - SLBO portfolio. The remaining charge-offs came primarily from our Private bank and Premium Wine and Other portfolios.
Net Charge-offs to Average Loans Outstanding
The following table summarizes our net charge-offs to average outstanding loans by classes of financing receivables for the years ended December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
(Dollars in millions)	Net Charge-offs	Average Loan Balance	Percentage	Net Charge-offs	Average Loan Balance	Percentage
Global fund banking (1)	$80	$30,358	0.26%	$—	$19,403	—%
Investor dependent:
Early stage	28	2,131	1.31	25	1,570	1.59
Growth stage	—	3,546	—	39	3,293	1.18
Total investor dependent	28	5,677	0.49	64	4,863	1.32
Cash flow dependent- SLBO	5	1,685	0.30	—	2,014	—
Innovation C&I	(3)	6,600	(0.05)	8	4,200	0.19
Private bank	3	6,704	0.04	2	4,260	0.05
CRE	—	1,366	—	—	—	—
Premium wine	—	1,047	—	—	1,079	—
Other C&I	—	628	—	—	—	—
Other	1	155	0.65	—	112	—
PPP	—	327	—	—	1,335	—
Total	$114	$54,547	0.21%	$74	$37,266	0.20%

(1)Global fund banking net charge-offs for the year ended December 31, 2021 includes the impact of an $80 million charge-off related to fraudulent activity on one loan as disclosed in previous filings.

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

	December 31,
(Dollars in millions)	2021	2020
Nonperforming, past due, and restructured loans:
Nonaccrual loans	$84	$104
Loans past due 90 days or more still accruing interest	7	—
Total nonperforming loans	91	104
OREO and other foreclosed assets	1	1
Total nonperforming assets	$92	$105
Performing TDRs	$40	$5
Nonaccrual loans as a percentage of total loans	0.13%	0.23%
Nonperforming loans as a percentage of total loans	0.14	0.23
Nonperforming assets as a percentage of total assets	0.04	0.09
ACL for loans (1)	$422	$448
As a percentage of total loans	0.64%	0.99%
As a percentage of total nonperforming loans	463.74	429.54
ACL for nonaccrual loans (1)	$35	$54
As a percentage of total loans	0.05%	0.12%
As a percentage of total nonperforming loans	38.46	51.83
ACL for total performing loans (1)	$387	$394
As a percentage of total loans	0.58%	0.87%
As a percentage of total performing loans	0.58	0.87
Total loans	$66,276	$45,181
Total performing loans	66,185	45,077
ACL for unfunded credit commitments (2)	171	121
As a percentage of total unfunded credit commitments	0.39%	0.38%
Total unfunded credit commitments (3)	$44,016	$31,982

(1)The "ACL for loans" at December 31, 2021 includes an initial allowance of $66 million related to Boston Private loans, of which $2 million is related to nonaccrual loans. See “Provision for Credit Losses” for a detailed discussion of the changes to the allowance.
(2)The “ACL for unfunded credit commitments” is included as a component of other liabilities and any provision is included in the “provision for credit losses” in the statement of income. At December 31, 2021, this includes an initial allowance of $2 million related to Boston Private commitments. See “Provision for Credit Losses” for a detailed discussion of the changes to the allowance.
(3)Includes unfunded loan commitments and letters of credit.

Our ACL for loans as a percentage of total loans decreased 35 bps to 0.64 percent at December 31, 2021, compared to 0.99 percent at December 31, 2020. The 35 bps decrease consists primarily of a 29 bps decrease for our performing loans reserve as a percentage of total loans and a 7 bps decrease for our nonaccrual individually assessed loans. The decreases were primarily driven by improved economic conditions and enhancements in our reserving model, which were partially offset by increases from organic loan growth and the acquisition of Boston Private. Much of our organic loan growth is driven by our Global Fund Banking portfolio, which historically has had very low loss rates. Should the growth in this lower risk portfolio persist, it will continue to reduce the ratio of ACL to total loans.
Our performing loans reserve as a percentage of total loans includes 9 bps from the inclusion of Boston Private; nonaccrual reserves as a percentage of total loans includes less than one basis point from Boston Private. For a detailed discussion of changes in the current period's provision, including the impacts of the model enhancements and the Boston Private acquisition, see "Provision for Credit Losses."

Our ACL for performing loans was $387 million at December 31, 2021, compared to $394 million at December 31, 2020. The $7 million decrease was driven primarily by the improved economic scenarios in our forecast models, reflective of the ongoing improvement of the economic outlooks as the impact of the COVID-19 pandemic begins to subside and enhancements to our reserving model, which was partially offset by growth in our loan portfolio. For a detailed discussion of changes in the current period's provision, including the impacts of the model enhancements and the Boston Private acquisition see "Provision for Credit Losses."
Nonaccrual Loans
The following table presents a summary of changes in nonaccrual loans for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(Dollars in millions)	2021	2020
Balance, beginning of period (1)	$104	$103
Additions	98	201
Paydowns and other reductions	(91)	(137)
Charge-offs	(27)	(63)
Balance, end of period	$84	$104

(1)As of December 31, 2021 and 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Prior period loan amounts are disclosed using the gross basis.

Our nonaccrual loan balance decreased $20 million to $84 million at December 31, 2021, compared to $104 million at December 31, 2020. The decrease was driven by $27 million in charge-offs and $91 million in paydowns and other reductions, partially offset by $98 million in new nonaccrual loans. Charge-offs of nonaccrual loans were primarily driven by clients in our Investor Dependent - Early Stage loan class. Paydowns and other reductions were primarily driven by $22 million from one Investor Dependent - Growth Stage client, $17 million from one Premium Wine client, and $14 million from one CRE client. New nonaccrual loans were driven primarily by the acquisition of $31 million nonaccrual loans from Boston Private, $17 million from one Premium Wine client, and $12 million from two Private Bank clients. The remaining new nonaccrual loans were primarily driven by our Investor Dependent portfolio. As of December 31, 2021, we have specifically reserved $35 million for our nonaccrual loans.
Average nonaccrual loans for the year ended December 31, 2021 were $105 million compared to $85 million at December 31, 2020. The increase in average nonaccrual loans was primarily driven by organic loan growth throughout the year and the acquisition of loans from Boston Private in the third quarter of 2021, while many paydowns occurred during the fourth quarter. If the nonaccrual loans for the years ended December 31, 2021 and 2020 had not been nonperforming, $3 million and $2 million, respectively, in interest income would have been recorded.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at December 31, 2021 and December 31, 2020 is as follows:

	December 31,
(Dollars in millions)	2021	2020	% Change
Derivative assets (1)	$565	$488	15.8%
Foreign exchange spot contract assets, gross	119	2,108	(94.4)
AIR	470	245	91.8
FHLB and FRB stock	107	61	75.4
Net deferred tax assets	24	1	NM
Accounts receivable	54	37	45.9
Other assets	589	266	121.4
Total AIR and other assets	$1,928	$3,206	(39.9)

(1)See “Derivatives” section below.

Foreign Exchange Spot Contract Assets
The decrease of $2.0 billion in foreign exchange spot contract assets was primarily due to a decrease in the number of unsettled spot trades with large notional balances at December 31, 2021 as December 31, 2020 had several large unsettled spot trades at year-end.
Accrued interest receivable
The increase of $225 million in AIR was primarily due to increases in the period-end balances of our HTM investment securities portfolio and loans at December 31, 2021 as compared to December 31, 2020.
Net deferred tax assets
Net deferred tax assets increased $23 million as our tax position changed from a payable to a receivable primarily due to the decrease in the fair value of our AFS securities and the adoption of fair value accounting on loans and debt securities for income tax purposes as a result of the Boston Private acquisition.
Other Assets
Other assets includes various asset amounts for other operational transactions. The increase of $323 million was due primarily to $122 million increase in current taxes receivable reflective of an overpayment of federal and state taxes, a $28 million increase in prepaid expenses, a $29 million increase in capitalized cloud computing costs reflective of investments in systems and technology to support our revenue growth and related initiatives and the acquisition of Boston Private which impacted several line items within other assets.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities at December 31, 2021 and 2020:

	December 31,
(Dollars in millions)	2021	2020	% Change
Assets:
Equity warrant assets	$277	$203	36.5%
Foreign exchange forward, swap and option contracts	171	217	(21.2)
Client interest rate derivatives	99	68	45.6
Interest rate swaps	18	—	—
Total derivatives assets	$565	$488	15.8
Liabilities:
Foreign exchange forward, swap and option contracts	$137	$210	(34.8)
Client interest rate derivatives	101	27	NM
Total derivatives liabilities	$238	$237	0.4
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At December 31, 2021, we held warrants in 2,831 companies, compared to 2,602 companies at December 31, 2020. Warrants in 47 companies each had values greater than $1 million and collectively represented $140 million, or 50.5 percent, of the fair value of the total warrant portfolio. The change in fair value of equity warrant assets is recorded in "Gains on equity warrant assets, net", in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(Dollars in millions)	2021	2020
Balance, beginning of period	$203	$165
New equity warrant assets	25	20
Non-cash increases in fair value	116	60
Exercised equity warrant assets	(65)	(40)
Terminated equity warrant assets	(2)	(2)
Balance, end of period	$277	$203
Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward and swap contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients' needs. For each forward, swap or option contract entered into with our clients, we enter into an opposite way forward, swap or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item "Other" as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and swaps and foreign currency option contracts, net of cash collateral, was zero at December 31, 2021 and $31 million at December 31, 2020. For additional information on our foreign exchange forward contracts and swap and foreign currency option contracts, see Note 16—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts, net of cash collateral, was $47 million at December 31, 2021 and $67 million at December 31, 2020. For additional information on our client interest rate derivatives, refer to Note 16—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Interest Rate Swaps
To manage interest rate risk on our AFS securities portfolio, we enter into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of the securities resulting from changes in interest rates. We designate these interest rate swap contracts as fair value hedges that qualify for hedge accounting under ASC 815 and record them in other assets and other liabilities. Our net exposure for interest rate swaps was $5 million at December 31, 2021. We had zero net exposure for interest rate swaps at December 31, 2020. Refer to Note 16—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional information.
Deposits
The following table presents the composition of our deposits as of December 31, 2021 and 2020:

	December 31,
(Dollars in millions)	2021	2020
Noninterest-bearing demand	$125,851	$66,519
Interest-bearing checking and savings accounts	5,106	4,801
Money market	54,842	28,406
Money market deposits in foreign offices	696	617
Sweep deposits in foreign offices	969	951
Time	1,739	688
Total deposits	$189,203	$101,982
The increase in deposits of $87.2 billion in 2021 was driven by growth across all portfolios with the primary contributor coming from our Technology and healthcare portfolio driven by exits in the first half of 2021 and strong private fundraising throughout 2021 . The Boston Private acquisition contributed $8.9 billion of deposit growth. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. Approximately 9 percent and 12 percent of our total deposits at December 31, 2021 and 2020, respectively, were from our clients in Asia.
At December 31, 2021, 33 percent of our total deposits were interest-bearing deposits, compared to 35 percent at December 31, 2020.
Uninsured Deposits in U.S. Offices
At December 31, 2021 and 2020, the amount of estimated uninsured deposits in U.S. offices that exceed the FDIC insurance limit were $166.0 billion and $88.6 billion, respectively. At December 31, 2021 and 2020, foreign deposits of $16.1 billion and $8.4 billion, respectively, were not subject to any U.S. federal or state deposit insurance regime. The amounts disclosed above are derived using the same methodologies and assumptions used for regulatory reporting requirements.
Time Deposits
The maturity profile of our time deposits as of December 31, 2021 is as follows:

	December 31, 2021
(Dollars in millions)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
U.S. time deposits in excess of the FDIC insured amount	$53	$54	$85	$16	$208
Non-U.S. time deposits in excess of insured amount	1,048	286	18	—	1,352
Remaining time deposits	69	51	51	8	179
Total time deposits	$1,170	$391	$154	$24	$1,739
Short-Term Borrowings
The following table summarizes our short-term borrowings that mature in one month or less:

	December 31,
	2021		2020
(Dollars in millions)	Amount	Rate	Amount	Rate
Securities sold under agreement to repurchase	$61	0.05%	$—	—%
Other short-term borrowings	60	0.07	21	0.08
Total short-term borrowings	$121	0.06	$21	0.08
We had $121 million in short-term borrowings at December 31, 2021, compared to $21 million at December 31, 2020. For more information on our short-term debt, see Note 15—“Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

Average daily balances for our short-term borrowings in 2021, 2020 and 2019 were as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Average daily balances:
Short-term FHLB advances	$—	$296	$64
Federal Funds purchased (1)	1	13	25
Securities sold under agreements to repurchase	41	65	37
Other short-term borrowings (2)	32	27	19
Total average short-term borrowings	$74	$401	$145
Weighted average interest rate during the year:
Short-term FHLB advances	—%	0.62%	2.57%
Federal Funds purchased	0.13	0.73	2.45
Securities sold under agreements to repurchase	0.05	1.74	2.65
Other short-term borrowings	0.30	0.28	1.92

(1)As part of our liquidity risk management practices, we periodically test availability and access to overnight borrowings in the Federal Funds market. These balances represent short-term borrowings.
(2)Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.
Long-Term Debt
The following table represents outstanding long-term debt at December 31, 2021 and 2020:

	Principal value at December 31, 2021	December 31,
(Dollars in millions)		2021	2020
3.50% Senior Notes due 2025	$350	$349	$349
3.125% Senior Notes due 2030	500	496	495
1.800% Senior Notes due 2031	500	494	—
2.100% Senior Notes due 2028	500	496	—
1.800% Senior Notes due 2026	650	645	—
Junior subordinated debentures	100	90	—
Total long-term debt	$2,600	$2,570	$844
As of December 31, 2021, long-term debt was comprised of our 3.50% Senior Notes due 2025, 3.125% Senior Notes due 2030, 1.800% Senior Notes due 2031, 2.100% Senior Notes due 2028, 1.800% Senior Notes due 2026 and junior subordinated debentures. The increase was driven by issuances of senior notes during the first, second and fourth quarters of 2021 and the assumption of junior subordinated debentures as part of the Boston Private acquisition. For more information on our long-term debt outstanding at December 31, 2021, refer to Note 15—“Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

Other Liabilities
A summary of other liabilities at December 31, 2021 and 2020 is as follows:

	December 31,
(Dollars in millions)	2021	2020	% Change
Foreign exchange spot contract liabilities, gross	$160	$2,165	(92.6)%
Accrued compensation	896	545	64.4
Derivative liabilities (1)	238	237	0.4
Allowance for unfunded credit commitments	171	121	41.3
Net deferred tax liabilities	—	173	(100.0)
Other liabilities	1,122	731	53.5
Total other liabilities	$2,587	$3,972	(34.9)

(1)See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The decrease of $2.0 billion in foreign exchange spot contract liabilities was primarily due to a decrease in the number of unsettled spot trades with large notional balances at December 31, 2021 as December 31, 2020 had several large unsettled spot trades at year-end.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP, SVB Securities Incentive Compensation Plan, SVB Securities Retention Award and other compensation arrangements. The increase of $351 million was driven primarily by an increase in accrued incentive pay as a result of our strong 2021 full-year financial performance and an increase in the number of average FTEs in 2021. For a description of our variable compensation plans, refer to Note 19—“Employee Compensation and Benefit Plans” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Allowance for Unfunded Credit Commitments
Allowance for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit. The increase of $50 million was attributable to commitment growth and changes in portfolio composition and an increase in the expected future commitments for milestone tranches of Investor Dependent loans, which are tied to company performance or additional funding rounds, resulting in a longer weighted average life of these higher risk segments. Additionally, we recorded an initial provision of $2 million related to Boston Private unfunded commitments in the third quarter of 2021.
Net Deferred Tax Liabilities
Net deferred tax liabilities decreased $173 million as our tax position changed to a net deferred tax asset position of $24 million due primarily to the decrease in the fair value of our AFS securities and the adoption of fair value accounting on loans and debt securities for income tax purposes as a result of the Boston Private acquisition.
Other Liabilities
Other liabilities includes various accrued liability amounts for other operational transactions. The increase of $391 million was driven primarily by $60 million of unsettled fixed income investment securities purchases and a $112 million increase in investments payable related to investments in qualified affordable housing projects.
Noncontrolling Interests
Noncontrolling interests totaled $373 million and $213 million at December 31, 2021 and December 31, 2020, respectively. The increase was due to net income attributable to noncontrolling interests of $240 million, partially offset by net capital distributions of $80 million for the year ended December 31, 2021. For more information, refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $16.2 billion at December 31, 2021, an increase of $8.0 billion, or 97.5 percent, compared to $8.2 billion at December 31, 2020. The increase was driven primarily by a $3.4 billion issuance of common stock, of which $1.1 billion was issued to complete the acquisition of Boston Private, $3.3 billion issuance of preferred stock and $1.8 billion of net income, offset partially by the decrease in AOCI of $632 million. The decrease in AOCI was driven primarily by a $644 million (or $465 million net of tax) decrease in the fair value of our AFS securities portfolio reflective of increases in market interest rates.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Common Stock
On March 22, 2021, to support the continued growth of our balance sheet, we issued and sold 2,000,000 shares of common stock at a price of $500.00 per share. We received net proceeds of $972 million after deducting underwriting discounts and commissions. On April 14, 2021, we issued and sold an additional 300,000 shares of common stock under the full exercise of the underwriter's over-allotment option resulting in additional net proceeds of approximately $146 million after deducting discounts and commissions. On July 1, 2021, we issued 1,887,981 shares of common stock for the acquisition of Boston Private at an exchange ratio of 0.0228 SIVB shares per Boston Private share totaling $1.1 billion. On August 12, 2021, we issued and sold an additional 2,227,000 shares of common stock at an offering price of $564.00 per share, which resulted in net proceeds of $1.2 billion.
Preferred Stock
On February 2, 2021, SVB Financial Group issued 750,000 depositary shares each representing a 1/100th ownership interest in a share of 4.10% Non-Cumulative Perpetual Series B Preferred Stock (''Series B Preferred Stock'') with a $0.001 par value and a liquidation preference of $100,000 per share, or $1,000 per depositary share. The Series B Preferred Stock is perpetual and has no stated maturity. Dividends are approved by the Board of Directors and, if declared, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.10 percent from the original issue date to, but excluding, February 15, 2031 and (ii) for the February 15, 2031 dividend date and during each subsequent ten year period, the ten-year treasury rate (calculated three business days prior to each reset date as the five day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for ten-year maturities) plus 3.064 percent. As of December 31, 2021, our Series B Preferred Stock had a carrying value of $739 million and a liquidation preference of $750 million.
On May 13, 2021, SVB Financial Group issued 1,000,000 depositary shares each representing a 1/100th ownership interest in a share of 4.00% Non-Cumulative Perpetual Series C Preferred Stock (''Series C Preferred Stock'') with a $0.001 par value and a liquidation preference of $100,000 per share, or $1,000 per depositary share. The Series C Preferred Stock is perpetual and has no stated maturity. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.000 percent from the original issue date to, but excluding, May 15, 2026, and (ii) for the May 15, 2026 dividend date and during each subsequent five year period, the five-year treasury rate (calculated three business days prior to each reset date as the five day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities) plus 3.202 percent. As of December 31, 2021, our Series C Preferred Stock had a carrying value of $985 million and a liquidation preference of $1.0 billion.
On October 28, 2021, SVB Financial Group issued 1,000,000 depositary shares each representing a 1/100th ownership interest in a share of 4.25% Non-Cumulative Perpetual Series D Preferred Stock (''Series D Preferred Stock'') with a $0.001 par value and a liquidation preference of $100,000 per share, or $1,000 per depositary share. The Series D Preferred Stock is perpetual and has no stated maturity. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.250 percent from the original issue date to, but excluding, November 15, 2026, and (ii) for the November 15, 2026 dividend date and during each subsequent five year period, the five-year treasury rate (calculated three business days prior to each reset date as the five day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities) plus 3.074 percent. As of December 31, 2021, our Series D Preferred Stock had a carrying value of $989 million and a liquidation preference of $1.0 billion.
On October 28, 2021, SVB Financial Group also issued 600,000 depositary shares each representing a 1/100th ownership interest in a share of 4.70% Series E Preferred Stock ("Series E Preferred Stock”) with a $0.001 par value and a liquidation preference of $100,000 per share, or $1,000 per depositary share. The Series E Preferred Stock is perpetual and has no stated maturity. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.700 percent from the original issue date to, but excluding, November 15, 2031, and (ii) for the November 15, 2031 dividend date and during each subsequent ten years period, the ten-year treasury rate (calculated three business days prior to each reset date as the five day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities) plus 3.064 percent. As of December 31, 2021, our Series E Preferred Stock had a carrying value of $593 million and a liquidation preference of $600 million.
Capital Ratios
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines under the current Capital Rules as well as for a well-capitalized bank holding company and insured depository institution as defined under the Federal Reserve’s Regulation Y, respectively, as of December 31, 2021, and 2020. See Note 23—“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for further information. Capital ratios for SVB Financial and the Bank, compared to the minimum capital ratios are set forth below:

	December 31,		Required Minimum	Required Minimum + Capital Conservation Buffer (1)	Well Capitalized Minimum
	2021	2020
SVB Financial:
CET1 risk-based capital ratio (2) (3)	12.09%	11.04%	4.5%	7.0%	N/A
Tier 1 risk-based capital ratio (3)	16.08	11.89	6.0	8.5	6.0
Total risk-based capital ratio (3)	16.58	12.64	8.0	10.5	10.0
Tier 1 leverage ratio (2) (3)	7.93	7.45	4.0	N/A	N/A
Tangible common equity to tangible assets ratio (4)(5)	5.73	6.66	N/A	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	11.98	11.87	N/A	N/A	N/A
Bank:
CET1 risk-based capital ratio (3)	14.89%	10.70%	4.5%	7.0%	6.5%
Tier 1 risk-based capital ratio (3)	14.89	10.70	6.0	8.5	8.0
Total risk-based capital ratio (3)	15.40	11.49	8.0	10.5	10.0
Tier 1 leverage ratio (3)	7.24	6.43	4.0	N/A	5.0
Tangible common equity to tangible assets ratio (4)(5)	7.09	6.24	N/A	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	15.06	11.58	N/A	N/A	N/A

(1)Percentages represent the minimum capital ratios plus, as applicable, the fully phased-in 2.5% CET1 capital conservation buffer under the Capital Rules.
(2)"Well-Capitalized Minimum" CET1 risk-based capital and Tier 1 leverage ratios are not formally defined under applicable banking regulations for bank holding companies.
(3)Capital ratios include regulatory capital phase-in of the ACL under the 2020 CECL Transition Rule for periods beginning December 31, 2020.
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
Our risk-based capital ratios, tier 1 capital ratios and leverage ratios increased for both SVB Financial and Silicon Valley Bank as of December 31, 2021, compared to December 31, 2020. The increase in capital ratios was driven primarily by increases in our capital, partially offset by increases in our risk-weighted and average assets. The increase in capital for SVB Financial was driven by the issuance of common and preferred stock and net income. The increase in capital for Silicon Valley Bank was driven by a $5.8 billion downstream capital infusion from our bank holding company during the year ended

December 31, 2021. The increase in average assets was driven by increases in our fixed income investments and loan portfolios. All of our reported capital ratios remain above the levels considered to be “well capitalized” under applicable banking regulations.
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

Non-GAAP tangible common equity and tangible assets (Dollars in millions, except ratios)	SVB Financial
	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
GAAP SVBFG stockholders’ equity	$16,236	$8,220	$6,470	$5,116	$4,180
Less: preferred stock	3,646	340	340	—	—
Less: intangible assets	535	204	187	—	—
Plus: net deferred taxes on intangible assets	26	—	—	—	—
Tangible common equity	$12,081	$7,676	$5,943	$5,116	$4,180
GAAP total assets	$211,478	$115,511	$71,005	$56,928	$51,214
Less: intangible assets	535	204	187	—	—
Plus: net deferred taxes on intangible assets	26	—	—	—	—
Tangible assets	$210,969	$115,307	$70,818	$56,928	$51,214
Risk-weighted assets	$100,812	$64,681	$46,577	$38,528	$32,737
Non-GAAP tangible common equity to tangible assets	5.73%	6.66%	8.39%	8.99%	8.16%
Non-GAAP tangible common equity to risk-weighted assets	11.98	11.87	12.76	13.28	12.77

Non-GAAP tangible common equity and tangible assets (Dollars in millions, except ratios)	Bank
	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Tangible common equity	$14,795	$7,069	$5,034	$4,555	$3,763
Tangible assets	$208,576	$113,303	$69,564	$56,047	$50,384
Risk-weighted assets	$98,214	$61,023	$44,502	$37,104	$31,403
Non-GAAP tangible common equity to tangible assets	7.09%	6.24%	7.24%	8.13%	7.47%
Non-GAAP tangible common equity to risk-weighted assets	15.06	11.58	11.31	12.28	11.98
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. The actual liquidity needs and the credit risk that we have experienced have historically been lower than the contractual amount of these commitments because a significant portion of these commitments expire without being drawn upon. Refer to the discussion of our off-balance sheet arrangements in Note 21—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

The following table summarizes our unfunded commercial commitments as of December 31, 2021:

	Amount of Commitments Expiring per Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Commercial commitments:
Loan commitments available for funding	$40,327	$27,302	$7,288	$3,989	$1,748
Standby letters of credit	3,612	3,492	89	18	13
Commercial letters of credit	77	40	37	—	—
Total unfunded credit commitments	$44,016	$30,834	$7,414	$4,007	$1,761
The following table summarizes our contractual obligations to make future payments as of December 31, 2021:

	Payments Due By Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
SVBFG contractual obligations:
Deposits (1) (2)	$189,203	$189,203	$—	$—	$—
Borrowings (2)	2,691	121	349	645	1,576
Non-cancelable operating leases	416	77	139	88	112
Commitments to qualified affordable housing projects	482	173	271	14	24
Total obligations attributable to SVBFG	$192,792	$189,574	$759	$747	$1,712

(1)Includes time deposits and deposits with no defined maturity, such as noninterest-bearing demand, interest-bearing checking, savings, money market and sweep accounts.
(2)Amounts exclude contractual interest.
Excluded from the tables above are unfunded commitment obligations of $22 million to our managed funds of funds and other fund investments for which neither the payment, timing, nor eventual obligation is certain. Subject to applicable regulatory requirements, including the Volcker Rule (see "Business - Supervision and Regulation" under Part I, Item 1 of this report), we make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. Additionally, our consolidated managed funds of funds have $3.0 million of remaining unfunded commitments to venture capital and private equity funds. See Note 9—“Investment Securities" of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for further disclosure related to non-marketable and other equity securities. Additional discussion of our off-balance sheet arrangements for these fund investments is included in Note 21—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
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

Historically, client deposits have been our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives for our off-balance sheet products which may impact deposit levels. At December 31, 2021, our period-end total deposit balances increased to $189.2 billion, compared to $102.0 billion at December 31, 2020.
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
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of December 31, 2021, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $7.3 billion, of which $6.3 billion was available to support additional borrowings. As of December 31, 2021, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $0.8 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $2.1 billion at December 31, 2021. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $5.5 billion at December 31, 2021.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for 2021 and 2020, respectively: (For further details, see our Consolidated Statements of Cash Flows under "Consolidated Financial Statements and Supplementary Data" under Part II, Item 8 of this report.)

	Year ended December 31,
(Dollars in millions)	2021	2020
Average cash and cash equivalents	$23,041	$13,273
Percentage of total average assets	13.9%	15.5%
Net cash provided by operating activities	$1,812	$1,446
Net cash used for investing activities	(90,336)	(31,206)
Net cash provided by financing activities	85,468	40,653
Net (decrease) increase in cash and cash equivalents	$(3,056)	$10,893
Average cash and cash equivalents increased to $23.0 billion in 2021, compared to $13.3 billion for 2020. Average deposits increased $72.9 billion which enabled us to grow our average loan portfolio by $17.3 billion in 2021.
December 31, 2021
Cash provided by operating activities of $1.8 billion in 2021 included net income before noncontrolling interests of $2.1 billion partially offset by $254 million from changes in other assets and liabilities and $7 million from changes from adjustments to reconcile to net income to net cash.
Cash used for investing activities of $90.3 billion in 2021 was driven by $97.7 billion in purchases of fixed income investment securities and a $13.7 billion increase in loan balances, partially offset by $19.8 billion in proceeds from sales, maturities and principal pay downs from our fixed income investment securities portfolio and $1.1 billion in proceeds from the acquisition of Boston Private.
Cash provided by financing activities of $85.5 billion in 2021 reflective primarily of a $78.2 billion increase in deposits, $5.7 billion in capital raised by our preferred and common stock issuances, and $1.6 billion increase from the issuance of long-term debt.

Cash and cash equivalents at December 31, 2021 were $14.6 billion, compared to $17.7 billion at December 31, 2020.
December 31, 2020
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
Cash provided by financing activities of $40.7 billion in 2020 was driven primarily by the net increase in deposits of $40.2 billion and $495 million from the issuance of our 3.125% Senior Notes. Cash and cash equivalents at December 31, 2020 were $17.7 billion, compared to $6.8 billion at December 31, 2019.

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
We utilize a simulation model to perform sensitivity analysis on the EVE and net interest income under a variety of interest rate scenarios, balance sheet forecasts and business strategies. The simulation model provides a dynamic assessment of interest rate sensitivity which is embedded within our balance sheet. Rate sensitivity measures the potential variability in economic value and net interest income relating solely to changes in market interest rates over time. We review our interest rate risk position and sensitivity to market interest rates regularly.
Model Simulation and Sensitivity Analysis
A specific application of our simulation model involves measurement of the impact of changes in market interest rates on the economic value of equity EVE. EVE is defined as the market value of assets, less the market value of liabilities. Another application of the simulation model measures the impact of changes in market interest rates on NII assuming a static balance sheet, in both size and composition, as of the period-end reporting date. In the NII simulation, the level of market interest rates and the size and composition of the balance sheet are held constant over the simulation horizon. Simulated cash flows during the scenario horizon are assumed to be replaced as they occur, which maintains the balance sheet at its current size and composition. Yield and spread assumptions on cash and investment balances reflect current market rates and the shape of the yield curve. Yield and spread assumptions on loans reflect recent market impacts on product pricing. Similarly, we make certain deposit balance decay rate assumptions on demand deposits and interest-bearing deposits, which are replenished to hold the level and mix of funding liabilities constant. Changes in market interest rates that affect net interest income are principally short-term interest rates and include the following benchmark indexes: (i) the National Prime Rate, (ii) 1-month and 3-month LIBOR and (iii) the Federal Funds target rate. Although we ceased offering LIBOR-based loans as of December 31, 2021, our simulation results will reflect changes in LIBOR rates until publication rates are fully phased out. Changes in these short-term rates impact interest earned on our variable rate loans and balances held as cash and cash equivalents. Additionally, simulated changes in deposit pricing relative to changes in market rates, commonly referred to as deposit beta, generally follow overall changes in short-term interest rates, although actual changes may lag in terms of timing and magnitude.
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

The acquisition of Boston Private was completed in July 2021. The acquisition added approximately $10 billion of total assets and $9 billion of deposits to the balance sheet. Most of the assets added were fixed and variable rate residential mortgages and commercial loans. Both the EVE and NII sensitivity measures described here are inclusive of the impact of the Boston Private acquisition.
The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 bps at December 31, 2021 and December 31, 2020.

Change in interest rates (bps) (Dollars in millions)	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
	EVE	Amount	Percent	NII	Amount	Percent
December 31, 2021:
+200	$14,950	$(5,722)	(27.7)%	$5,258	$981	22.9%
+100	17,799	(2,873)	(13.9)	4,745	468	10.9
—	20,672	—	—	4,277	—	—
-100	21,904	1,232	6.0	4,002	(275)	(6.4)
-200	21,308	636	3.1	3,911	(366)	(8.6)

December 31, 2020:
+200	$9,500	$(1,724)	(15.4)%	$3,063	$691	29.1%
+100	10,558	(666)	(5.9)	2,729	357	15.1
—	11,224	—	—	2,372	—	—
-100	11,582	358	3.2	2,310	(62)	(2.6)
-200	11,534	310	2.8	2,306	(66)	(2.8)
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
Our base EVE as of December 31, 2021 increased $9.5 billion from December 31, 2020, driven by overall balance sheet growth as well as yield curve steepening during the first half of 2021. For the period ended December 31, 2021, compared to December 31, 2020, cash balances decreased by $3.1 billion, fixed income investments in our AFS portfolio decreased by $3.7 billion, while HTM portfolio balances increased by $81.6 billion and loan balances increased by $21.1 billion. Funding for these assets came primarily from growth of $87.2 billion in total deposits, which consisted of a $59.3 billion and $27.9 billion increase in non-interest bearing and interest bearing accounts, respectively. The mix of non-interest bearing to total deposits increased slightly by 2 percent from 65 at December 31, 2020, to 67 percent at December 31, 2021.
Rapid deposit growth has exceeded the pace of our loan growth, and as a result, a significant amount of excess deposits not used to fund loan growth have contributed to the growth of investment balances. Much of the investment portfolio is held in fixed rate MBS and CMOs which generally have a higher market value sensitivity than variable rate loans or cash. Thus, under an upward rate shock scenario, the market value of investments changes more than the market value of deposits resulting in a negative EVE sensitivity in those scenarios.
In March 2021 we purchased interest rate swaps to offset some of the additional EVE sensitivity that has resulted from rapid balance sheet growth. As of December 31, 2021, the estimated change in EVE in an up to 100 bps rate shock would be

-15.4 percent without any hedging applied. The addition of pay fixed swaps reduces this exposure to -13.9 percent in the same scenario. The EVE exposures shown in the table above include the impact of our hedging activity.
12-Month Net Interest Income Simulation
NII sensitivity is measured as the percentage change in projected 12-month net interest income earned in +/-100 and +/-200 basis point interest rate shock scenarios compared to a base scenario where balances and interest rates are held constant over the forecast horizon. At December 31,2021, NII sensitivity was 10.9 percent in the +100 bps interest rate scenario, compared to 15.1 percent at December 31, 2020. Our NII sensitivity in the +200 bps interest rate shock scenario was 22.9 percent compared to 29.2 percent at December 31, 2020. NII sensitivity in the -100 bps scenario of negative 6.4 percent was higher at December 31, 2021, compared to a negative 2.6 percent at December 31, 2020. The -200 bps scenario currently indicates a higher percentage change in NII of negative 8.6 percent at December 31, 2021, compared to negative 2.8 percent at December 31, 2020. However, as noted above, the -100 and -200 bps scenarios are not complete rate shocks in this rate environment, since rates are assumed to be floored at zero. The December 31, 2021 NII sensitivity percentages are inclusive of the realized income or expense associated with interest rate swaps that were unwound reflective of the macro hedging process initiated in 2019 to reduce the impact of decreasing rates on NII as well as unrealized income associated with more recent hedging activity that has been undertaken to reduce EVE exposure. The changes in NII sensitivity are primarily the result of the changes in balance sheet composition described previously, combined with the impact of hedges in the respective parallel rate shock scenarios.
Our base case static 12-month NII forecast at December 31, 2021 increased compared to December 31, 2020 by $1.9 billion, driven primarily by the growth in the balance sheet that has taken place year-to-date. Specifically, a large portion of asset growth has been deployed in the fixed income investment securities portfolio as noted above. As of December 31, 2021, we also held a relatively high cash position which is expected to decrease as excess funds are invested.
A majority of our loans are indexed to Prime and LIBOR. Despite no longer offering LIBOR-based loans as of December 31, 2021, we have begun offering loans based on SOFR and other recognized alternative reference rates. Additionally, despite no longer offering new LIBOR-based loans, our simulation result will reflect changes in LIBOR until the published rates are phased out. In the upward parallel simulated rate shock scenarios, interest income on assets that are tied to variable rate indexes, primarily our variable rate loans, are expected to benefit our base 12-month NII projections. The opposite is true for downward rate shock scenarios.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Boston Private Financial Holdings, Inc. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Boston Private Financial Holdings, Inc’s internal control over financial reporting associated with approximately 2% of total consolidated revenue and approximately 4% of total consolidated assets included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Boston Private Financial Holdings, Inc.
Change in Accounting Principle
As discussed in Notes 2 and 10 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL).
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Allowance for credit losses for loans and unfunded loan commitments for certain portfolio segments evaluated on a collective basis
As discussed in Notes 2 and 10 of the consolidated financial statements, the Company’s allowance for credit losses for loans (ALL) and unfunded credit commitments (AUCC) were $422 million and $171 million as of December 31, 2021, respectively. The allowance principally relates to the Company’s loans and unfunded loan commitments evaluated on a collective basis (the collective ALL and the collective AULC, respectively). The collective ALL and the collective AULC include the measure of expected credit losses on a collective (pooled) basis for those loans and unfunded loan commitments that share similar risk characteristics. The Company estimated the collective ALL using a current expected credit losses methodology based on relevant information about historical experience, the current macroeconomic environment, and reasonable and supportable economic forecasts that affect the collectability of the loan balances. The quantitative expected credit losses are the product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD), and individual loan level exposure at default (EAD) on an undiscounted basis. The Company derives the PD, LGD, and EAD from internal historical default and loss experience adjusted for multiple probability-weighted economic forecast scenarios of macroeconomic assumptions over a reasonable and supportable forecast period of three years. After the reasonable and supportable forecast period, the Company reverts to historical averages using an autoregressive method of mean reversion that trends towards the mean historical loss over the remaining contractual lives, adjusted for prepayments. The Company also applies certain qualitative adjustments to the results of its quantitative model for asset-specific risk characteristics, and current conditions and reasonable and supportable forecasts based on its expectation of the risks that may lead to future loan loss experience different from its historical loan loss experience. These adjustments are based on qualitative factors not reflected in the quantitative model but are expected to impact the estimate of credit losses. In order to capture the unique risks of the loan portfolio within the PD, LGD, EAD model, the Company segments the portfolio into pools and by credit risk rating. The Company estimated the collective AULC using a similar methodology as the collective ALL adjusted by the probability of an unfunded loan commitment being funded. Certain qualitative adjustments to historical loss information are also applied to the collective AULC.
We identified the assessment of the December 31, 2021 collective ALL and collective AULC for the Global Funds Banking, Investor Dependent, Cash Flow Dependent & Innovation C&I, Premium Wine, and legacy Private Bank portfolio segments as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to measurement uncertainty. Specifically, the assessment encompassed the evaluation of the methodology, including the methods and model used to estimate (1) the PD, LGD, and EAD and their significant assumptions and inputs, and (2) certain qualitative adjustments. Significant assumptions and inputs include the economic forecast scenarios of macroeconomic assumptions and their weightings, the historical observation period, portfolio segmentation, and credit risk ratings. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and EAD model. Auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's measurement of the December 31, 2021 collective ALL and collective AULC estimates, including controls over the:
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
We evaluated the Company’s process to develop the December 31, 2021 collective ALL and collective AULC estimates by testing certain sources of data, qualitative factors and assumptions that the Company used, and considered the relevance and reliability of such data, qualitative factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge who assisted in:
•evaluating the Company’s collective ALL and collective AULC methodology and key assumptions for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness and performance of the PD, LGD, and EAD model by inspecting the model documentation to determine whether the model is suitable for the intended use
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ALL and the collective AULC compared with relevant credit risk factors and consistency with credit trends associated with the Company’s portfolio
•evaluating the historical observation period, focusing on the relevance of the full economic cycle relative to the Company’s current portfolio
•evaluating the approach to incorporate macroeconomic forecast assumptions in the PD, LGD, EAD model with respect to the Company’s business environment and the loan products used across the industry
•evaluating model validation findings and assessing their possible impact, if any
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business and environment and relevant industry practices
•testing individual credit risk ratings for a selection of loan and unfunded loan commitment borrower relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral, as applicable.
We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2021 collective ALL and collective AULC estimates by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP
We have served as the Company's auditor since 1994.
San Francisco, California
March 1, 2022

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions, except par value and share data)	2021	2020
Assets
Cash and cash equivalents	$14,619	$17,675
Available-for-sale securities, at fair value (cost of $27,370 and $30,245, respectively)	27,221	30,913
Held-to-maturity securities, at amortized cost and net of allowance for credit losses of $7 and $0 (fair value of $97,227 and $17,217, respectively)	98,195	16,592
Non-marketable and other equity securities	2,543	1,802
Total investment securities	127,959	49,307
Loans, amortized cost	66,276	45,181
Allowance for credit losses: loans	(422)	(448)
Net loans	65,854	44,733
Premises and equipment, net of accumulated depreciation and amortization	270	176
Goodwill	375	143
Other intangible assets, net	160	61
Lease right-of-use assets	313	210
Accrued interest receivable and other assets	1,928	3,206
Total assets	$211,478	$115,511
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$125,851	$66,519
Interest-bearing deposits	63,352	35,463
Total deposits	189,203	101,982
Short-term borrowings	121	21
Lease liabilities	388	259
Other liabilities	2,587	3,972
Long-term debt	2,570	844
Total liabilities	194,869	107,078
Commitments and contingencies (Note 21 and Note 26)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 383,500 and 350,000 shares issued and outstanding, respectively	3,646	340
Common stock, $0.001 par value, 150,000,000 shares authorized; 58,748,469 and 51,888,463 shares issued and outstanding, respectively	—	—
Additional paid-in capital	5,157	1,585
Retained earnings	7,442	5,672
Accumulated other comprehensive income	(9)	623
Total SVBFG stockholders’ equity	16,236	8,220
Noncontrolling interests	373	213
Total equity	16,609	8,433
Total liabilities and total equity	$211,478	$115,511

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in millions, except per share amounts)	2021	2020	2019
Interest income:
Loans	$1,966	$1,520	$1,599
Investment securities:
Taxable	1,199	635	569
Non-taxable	106	61	45
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	18	26	97
Total interest income	3,289	2,242	2,310
Interest expense:
Deposits	62	60	178
Borrowings	48	25	35
Total interest expense	110	85	213
Net interest income	3,179	2,157	2,097
Provision for credit losses	123	220	107
Net interest income after provision for credit losses	3,056	1,937	1,990
Noninterest income:
Gains on investment securities, net	761	421	135
Gains on equity warrant assets, net	560	237	138
Client investment fees	75	132	182
Wealth management and trust fees	44	—	—
Foreign exchange fees	262	179	159
Credit card fees	131	98	119
Deposit service charges	112	90	89
Lending related fees	76	57	50
Letters of credit and standby letters of credit fees	51	47	43
Investment banking revenue	459	414	195
Commissions	79	67	56
Other	128	98	55
Total noninterest income	2,738	1,840	1,221
Noninterest expense:
Compensation and benefits	2,015	1,318	990
Professional services	392	247	205
Premises and equipment	178	127	97
Net occupancy	83	101	69
Business development and travel	24	24	69
FDIC and state assessments	48	28	18
Merger-related charges	129	—	—
Other	201	190	153
Total noninterest expense	3,070	2,035	1,601
Income before income tax expense	2,724	1,742	1,610
Income tax expense	651	448	425
Net income before noncontrolling interests	2,073	1,294	1,185
Net income attributable to noncontrolling interests	(240)	(86)	(48)
Preferred stock dividends	(63)	(17)	—
Net income available to common stockholders	$1,770	$1,191	$1,137
Earnings per common share—basic	$31.74	$23.05	$21.90
Earnings per common share—diluted	31.25	22.87	21.73

 See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Net income before noncontrolling interests	$2,073	$1,294	$1,185
Other comprehensive (loss) income, net of tax:
Change in foreign currency cumulative translation gains and losses:
Foreign currency translation (losses) gains	(2)	16	3
Related tax benefit (expense)	—	(5)	(1)
Change in unrealized gains and losses on available-for-sale securities:
Unrealized holding (losses) gains	(644)	606	190
Related tax benefit (expense)	179	(168)	(53)
Reclassification adjustment for (gains) losses included in net income	(31)	(61)	4
Related tax expense (benefit)	9	17	(1)
Cumulative-effect adjustment for unrealized losses on securities transferred from AFS to HTM	(132)	—	—
Related tax benefit	37	—	—
Amortization of unrealized holding (gains) losses on securities transferred from available-for-sale to held-to-maturity	(1)	2	(2)
Related tax expense (benefit)	—	(1)	1
Change in unrealized gains and losses on cash flow hedges:
Unrealized gains (losses)	—	232	(8)
Related tax (expense) benefit	—	(64)	2
Reclassification adjustment for (gains) losses included in net income	(63)	(50)	5
Related tax expense (benefit)	17	14	(2)
Other comprehensive (loss) income, net of tax	(632)	538	139
Comprehensive income	1,441	1,832	1,324
Comprehensive income attributable to noncontrolling interests	(240)	(86)	(48)
Comprehensive income attributable to SVBFG	$1,201	$1,746	$1,276

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in millions, except share data)		Shares	Amount
Balance at December 31, 2018	$—	52,586,498	$—	$1,378	$3,792	$(54)	$5,116	$149	$5,265
Cumulative adjustment for the adoption of premium amortization on purchased callable debt securities (ASU 2017-08)	—	—	—	—	(1)	—	(1)	—	(1)
Acquisition of SVB Securities	—	—	—	—	—	—	—	5	5
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	601,319	—	25	—	—	25	—	25
Issuance of Preferred Stock	340	—	—	—	—	—	340	—	340
Net income	—	—	—	—	1,137	—	1,137	48	1,185
Capital calls and distributions, net	—	—	—	—	—	—	—	(51)	(51)
Other comprehensive income, net of tax	—	—	—	—	—	139	139	—	139
Share-based compensation, net	—	—	—	67	—	—	67	—	67
Common stock repurchases	—	(1,532,210)	—	—	(352)	—	(352)	—	(352)
Balance at December 31, 2019	$340	51,655,607	$—	$1,470	$4,576	$85	$6,471	$151	$6,622
Cumulative adjustment for the day one adoption of ASC 326, net of tax	—	—	—	—	(35)	—	(35)	—	(35)
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	477,079	—	31	—	—	31	—	31
Net income	—	—	—	—	1,208	—	1,208	86	1,294
Capital calls and distributions, net	—	—	—	—	—	—	—	(24)	(24)
Other comprehensive income, net of tax	—	—	—	—	—	538	538	—	538
Share-based compensation, net	—	—	—	84	—	—	84	—	84
Common stock repurchases	—	(244,223)	—	—	(60)	—	(60)	—	(60)
Dividends on preferred stock	—	—	—	—	(17)	—	(17)	—	(17)
Balance at December 31, 2020	$340	51,888,463	$—	$1,585	$5,672	$623	$8,220	$213	$8,433
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	445,025	—	11	—	—	11	—	11
Issuance of Common Stock	—	4,527,000	—	2,363	—	—	2,363	—	2,363
Issuance of common stock for the acquisition of Boston Private	—	1,887,981	—	1,060	—	—	1,060	—	1,060
Issuance of Preferred Stock	3,306	—	—	—	—	—	3,306	—	3,306
Net income	—	—	—	—	1,833	—	1,833	240	2,073
Capital calls and distributions, net	—	—	—	—	—	—	—	(80)	(80)
Other comprehensive income, net of tax	—	—	—	—	—	(632)	(632)	—	(632)
Share-based compensation, net	—	—	—	138	—	—	138	—	138
Dividends on preferred stock	—	—	—	—	(63)	—	(63)	—	(63)
Balance at December 31, 2021	$3,646	58,748,469	$—	$5,157	$7,442	$(9)	$16,236	$373	$16,609

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Cash flows from operating activities:
Net income before noncontrolling interests	$2,073	$1,294	$1,185
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	123	220	107
Changes in fair value of equity warrant assets, net of proceeds from exercises	(26)	(2)	2
Changes in fair values of derivatives, net	(4)	(48)	(19)
Gains on investment securities, net	(761)	(421)	(135)
Distributions of earnings from non-marketable and other equity securities	201	86	95
Depreciation and amortization	151	101	83
Amortization of premiums and discounts on investment securities, net	451	75	16
Amortization of share-based compensation	136	84	67
Amortization of deferred loan fees	(269)	(174)	(155)
Deferred income tax (benefit) expense	(8)	7	(3)
Excess tax benefit from exercise of stock options and vesting of restricted shares	(40)	(6)	(10)
Losses from the write-off of premises and equipment and right-of-use assets	39	30	5
Other losses	—	—	9
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(185)	(26)	(24)
Accounts receivable and payable, net	17	19	(17)
Income tax receivable and payable, net	(122)	98	(12)
Accrued compensation	332	191	(15)
Foreign exchange spot contracts, net	(16)	(21)	60
Proceeds from termination of interest rate swaps	—	228	—
Other, net	(280)	(289)	(75)
Net cash provided by operating activities	1,812	1,446	1,164
Cash flows from investing activities:
Purchases of available-for-sale securities	(12,147)	(23,208)	(9,872)
Proceeds from sales of available-for-sale securities	1,591	2,654	2,189
Proceeds from maturities and paydowns of available-for-sale securities	4,768	4,184	1,643
Purchases of held-to-maturity securities	(85,519)	(6,778)	(493)
Proceeds from maturities and paydowns of held-to-maturity securities	13,428	4,036	2,125
Purchases of non-marketable and other equity securities	(365)	(201)	(136)
Proceeds from sales and distributions of capital of non-marketable and other equity securities	666	148	114
Net increase in loans	(13,726)	(11,927)	(4,775)
Purchases of premises and equipment	(113)	(87)	(65)
Business acquisitions, net	1,081	(27)	(102)
Net cash used for investing activities	(90,336)	(31,206)	(9,372)
Cash flows from financing activities:
Net increase in deposits	78,238	40,224	12,429
Net increase (decrease) in short-term borrowings	57	3	(614)
Principal payments of long-term debt	—	—	(359)
Proceeds from issuance of long-term debt	1,636	495	—
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(80)	(23)	(51)
Net proceeds from the issuance of preferred stock	3,306	—	340
Payment of preferred stock dividends	(63)	(17)	—
Common stock repurchase	—	(60)	(352)
Proceeds from issuance of common stock, ESPP and ESOP	2,374	31	25
Net cash provided by financing activities	85,468	40,653	11,418
Net (decrease) increase in cash and cash equivalents	(3,056)	10,893	3,210
Cash and cash equivalents at beginning of period	17,675	6,782	3,572
Cash and cash equivalents at end of period	$14,619	$17,675	$6,782
Supplemental disclosures:
Cash paid during the period for:
Interest	$93	$84	$218
Income taxes	739	299	422
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$(488)	$394	$140
Distributions of stock from investments	72	12	9
Transfers from AFS securities to HTM	8,953	—	—
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
For reporting purposes, SVB Financial Group has four operating segments for which we report financial information in this report: GCB, SVB Private Bank, SVB Capital and SVB Securities.
2.    Summary of Significant Accounting Policies
Use of Estimates and Assumptions
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Among the more significant estimates are those that relate to: 1) ACL for loans and for unfunded credit commitments, 2) valuation of non-marketable and other equity securities, 3) valuation of equity warrant assets, 4) goodwill, intangible assets and other purchase accounting related adjustments and 5) income taxes.
Principles of Consolidation and Presentation
Our consolidated financial statements include the accounts of SVB Financial Group and consolidated entities. We consolidate entities in which we have a controlling financial interest. Before we determine whether we have a controlling financial interest, we must evaluate whether the entity is a voting interest entity or a variable interest entity ("VIE").
VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support and, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity or (c) the right to receive the expected returns of the entity.
We are considered to hold a controlling financial interest in a VIE when we are the primary beneficiary. A primary beneficiary is the party that has both: (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or receive benefits of a VIE that could potentially be significant to a VIE. Generally, the parties that make management and investment decisions, or parties that can unilaterally remove such decision-makers are deemed to have the power to direct the activities of a VIE. When assessing whether we have the obligation to absorb losses or the right to receive benefits from the VIE, we consider all of our economic interests in the VIE, including any fees and other compensation received for providing investment and management services if that compensation is not customary and commensurate with the services provided.
Voting interest entities are entities that (a) have sufficient equity to finance their activities and (b) provide the equity investors power to make significant decisions relating to the entity’s operations. For such entities, we have a controlling financial interest if we hold a majority of voting rights.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
All significant intercompany accounts and transactions with consolidated entities have been eliminated.
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
Investment Securities
Available-for-Sale Securities and the Allowance for Credit Losses on Available-for-Sale Securities
Our AFS securities portfolio is a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification and meeting our asset and liability management objectives. The accretion of discounts and amortization of premiums over the contractual terms of the underlying securities are included in interest income. We use estimates of future principal prepayments when applying the effective interest method to prepayable securities.
Unrealized gains and losses on AFS securities, net of applicable taxes, are reported in AOCI, a separate component of SVBFG's stockholders' equity. Impairment losses on AFS securities are recognized through earnings when we intend to sell an AFS security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost. Additionally, we evaluate whether a credit loss exists for securities that we intend to hold. We consider all factors in determining whether a credit loss exists, including the period over which the debt security is expected to recover. A credit impairment is recognized through a valuation allowance against the security with an offset through earnings. The allowance is limited to the amount that fair value is less than the amortized cost basis.
Held-to-Maturity Securities and the Allowance for Credit Losses on Held-to-Maturity Securities
Debt securities purchased with the positive intent and ability to hold to its maturity are classified as HTM securities and are recorded at amortized cost, net of any ACL.
Effective January 1, 2020, we measure ECL on HTM securities on a collective basis by major security type and standard credit rating. Certain securities in our HTM securities portfolio are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we do not record an ECL.
The estimate of ECL on our HTM securities that are not guaranteed by the U.S. government considers historical credit loss information and severity of loss in the event of default and leverages external data adjusted for current conditions. A reasonable and supportable forecast period of one year is applied, with immediate reversion to long-term average historical loss rates when remaining contractual lives of securities exceed one year. We do not estimate ECL on AIR from HTM securities as AIR is reversed or written off when the full collection of the AIR related to a security becomes doubtful. AIR from HTM securities totaled $225 million at December 31, 2021 and $55 million at December 31, 2020 and is excluded from the amortized cost disclosures within our HTM security disclosures in Note 9—“Investment Securities” as it is included and reported separately within "Accrued interest receivable and other assets" in our consolidated balance sheets.
ECL on bonds that do not share common risk characteristics with our collective portfolio are individually measured based on net realizable value, or the difference between the discounted value of the expected future cash flows and the recorded amortized cost basis of the security.
Transfers of investment securities into the HTM category from the AFS category are made at fair value at the date of transfer. The net unrealized gains, net of tax, are retained in other comprehensive income, and the carrying value of the HTM securities are amortized over the life of the securities in a manner consistent with the amortization of a premium or discount.
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
Fair Value Accounting
Our consolidated managed funds qualify as investment companies and therefore report their investments at estimated fair value, with unrealized gains and losses reflected as gains on investment securities, net, a component of noninterest income. The portion of any investment gains or losses attributable to other limited partners is reflected as net income attributable to noncontrolling interests and adjusts our net income to reflect its percentage ownership. Our consolidated managed funds of funds make investments in venture capital and private equity funds. A summary of our ownership interests in such funds as of December 31, 2021 is presented in the following table:

Limited partnership	Company Direct and Indirect Ownership in Limited Partnership
Managed funds of funds
Strategic Investors Fund, LP	12.6%
Capital Preferred Return Fund, LP	20.0
Growth Partners, LP	33.0
Our direct investments in public portfolio companies are valued based on quoted market prices less a discount if the securities are subject to certain security specific sale restrictions. Gains or losses resulting from changes in the net asset value are recorded as gains on investment securities, net, a component of noninterest income.
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
Our investments in unconsolidated funds where we do not have the ability to exercise significant influence over their operating and financial policies are valued using the net asset value as obtained from the general partners of the fund investments because the funds do not have a readily determinable fair value. The general partners of these funds prepare their financial statements using guidance consistent with fair value accounting. We account for differences between our measurement date and the date of the fund investment's net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements. We adjust the value of our investments for any contributions paid, distributions received from the investment and known significant fund transactions or market events about which we are aware through information provided by the fund managers or from publicly available transaction data during the reporting period. Gains or losses resulting from changes in the net asset value are recorded as gains on investment securities, net, a component of noninterest income.
Equity Method
Our equity method non-marketable securities consist of investments in venture capital and private equity funds, privately-held companies, debt funds, and joint ventures. Our equity method non-marketable securities and related accounting policies are described as follows:
•Equity securities and investments in limited partnerships, such as preferred or common stock in privately-held companies in which we have the ability to exercise significant influence over the investees' operating and financial policies through voting interests, board involvement or other influence are accounted for under the equity method, and
•The Bank's joint venture bank in China (SPD-SVB), for which we have 50 percent ownership, is accounted for under the equity method.
We recognize our proportionate share of the results of operations of these equity method investees in our results of operations, based on the most current financial information available from the investee. We review our investments accounted for under the equity method at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of facts and circumstances for each investment, the expectations of the investment's future cash flows and capital needs, variability of its business and the company's exit strategy. For our fund investments, we use the net asset

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
value per share as provided by the general partners of the fund investments. We account for differences between our measurement date and the date of the fund investment's net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements. We adjust the value of our investments for any contributions paid, distributions received from the investment, and known significant fund transactions or market events about which we are aware through information provided by the fund managers or from publicly available transaction data during the reporting period.
We reduce our investment value when we consider declines in value to be other-than-temporary and recognize the estimated loss as a loss on investment securities, a component of noninterest income.
Proportional Amortization Method
In order to fulfill our responsibilities under the CRA, we invest as a limited partner in low income housing partnerships that operate qualified affordable housing projects and generate tax benefits, including federal low income housing tax credits, for investors. The partnerships are deemed to be VIEs because they do not have sufficient equity investment at risk and are structured with non-substantive voting rights. We are not the primary beneficiary of the VIEs and do not consolidate them. Our investments in low income housing partnerships are recorded in non-marketable and other equity securities within our investment securities portfolio on the consolidated balance sheet. As a practical expedient, we amortize the investment in proportion to the allocated tax benefits under the proportional amortization method of accounting and present such benefits net of investment amortization in income tax expense.
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
Allowance for Credit Losses
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
Loan Portfolio Segments and Classes of Financing Receivables
The process to estimate the ECL on loans involves procedures to appropriately consider the unique characteristics of our loan portfolio. Our eight portfolio segments are determined by using the following risk dimensions: (i) underwriting methodology, (ii) industry niche and (iii) life stage. The eight portfolio segments are further disaggregated into eleven classes of financing receivable, or risk-based segments, and represents the level at which credit risk is monitored. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process to estimate ECL. For further information refer to Note 9—“Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments.” Upon completing the acquisition of Boston Private, we evaluated the impact of the acquired loan portfolio on our existing portfolio segments and classes of financing receivables. We have modified both levels of disaggregation to accommodate Boston Private loans. The following provides additional information regarding our portfolio segments and classes of financing receivables:
•Global Fund Banking (segment and class) – The vast majority of our GFB portfolio segment consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in funds managed by certain private equity and venture capital firms.
•Investor Dependent (segment) – Loans are made primarily to technology and life science/healthcare companies. These borrowers typically have modest or negative cash flows and rarely have an established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or other investors, or in some cases, a successful sale to a third party or an IPO. This portfolio segment is further disaggregated into two classes of financing receivables:
◦Early-Stage (class) – Loans to pre-revenue, development-stage companies and companies that are in the early phases of commercialization, with revenues of up to $5 million.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
◦Growth Stage (class) – Loans to growth-stage enterprises. We consider companies with revenues between $5 million and $15 million, or pre-revenue clinical-stage biotechnology companies, to be Mid-Stage, and companies with revenues in excess of $15 million to be Later Stage.
•Cash Flow Dependent and Innovation C&I (segment) – Loans are made primarily to technology and life science/healthcare companies that are not Investor Dependent, i.e. repayment is not dependent on additional equity financing, a successful sale or an IPO. This portfolio segment consists of two classes of financing receivables:
◦Cash Flow Dependent – SLBO (class) – Loans are typically used to assist a select group of private equity sponsors with the acquisition of businesses, are larger in size, and repayment is generally dependent upon the cash flows of the combined entities. Acquired companies are typically established, later-stage businesses of scale and characterized by reasonable levels of leverage with loan structures that include meaningful financial covenants. The sponsor’s equity contribution is often 50 percent or more of the acquisition price.
◦Innovation C&I (class) – Other C&I loans in innovation sectors such as technology and life science/healthcare industries. These loans are dependent on either the borrower’s cash flows or balance sheet for repayment. Cash flow dependent loans require the borrower to maintain cash flow from operations that is sufficient to service all debt. Borrowers must demonstrate normalized cash flow in excess of all fixed charges associated with operating the business. Balance sheet dependent loans include asset-based loans and are structured to require constant current asset coverage (i.e. cash, cash equivalents, accounts receivable, and, to a much lesser extent, inventory) in an amount that exceeds the outstanding debt. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
•Private Bank (segment and class) – Loans to our Private Bank clients who are primarily private equity/venture capital professionals and executives in the innovation companies as well as high net worth clients acquired from Boston Private. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted and private stock loans, personal capital call lines of credit, lines of credit against liquid assets and other secured and unsecured lending products. In addition, we provide owner occupied commercial mortgages to Private Bank clients and real estate secured loans to eligible employees through our EHOP.
•CRE (segment and class) – Generally acquisition financing loans for commercial properties such as office buildings, retail properties, apartment buildings, and industrial/warehouse space.
•Other C&I (segment and class) – Loans that include working capital and revolving lines of credit, as well as term loans for equipment and fixed assets. These loans are primarily to clients that are not in the technology and life sciences/healthcare industries. Additionally, this portfolio segment contains commercial tax-exempt loans to not-for-profit private schools, colleges, public charter schools and other not-for-profit organizations.
•Premium Wine and Other (segment) – This portfolio segment consists of two classes of financing receivables:
◦Premium Wine (class) – Loans to wine producers, vineyards and wine industry or hospitality businesses across the Western United States. A large portion of these loans are secured by real estate collateral such as vineyards and wineries.
◦Other (class) – Primarily construction and land loans for financing new developments as well as financing for improvements to existing buildings. These also include our community development loans made as part of our responsibilities under the CRA.
•PPP (segment and class) – Combined loans issued through the PPP. These loans represent clients across all portfolio segments and are guaranteed by the SBA.

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
Expected Credit Loss Measurement
The methodology for estimating the amount of ECL reported in the ACL is the sum of two main components: (1) ECL assessed on a collective basis for pools of loans that share similar risk characteristics which includes a qualitative adjustment based on management’s assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience and (2) ECL assessed for individual loans that do not share similar risk characteristics with other loans. We do not estimate ECL on AIR on loans as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful, which is when loans are placed on nonaccrual status. AIR on loans totaled $171 million at December 31, 2021 and $126 million at December 31, 2020 and is excluded from the amortized cost disclosures in Note 10—“Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments”, as it is included and reported separately within "Accrued interest receivable and other assets" in our consolidated balance sheets.
While the evaluation process of our ACL on loans uses historical and other objective information, the classification of loans and the estimate of the ACL for loans rely on the judgment and experience of our management. A committee comprised of senior management evaluates the appropriateness of the ACL for loans, which includes review of loan portfolio segmentation, quantitative models, internal and external data inputs, economic forecasts, credit risk ratings and qualitative adjustments.
Loans That Share Similar Risk Characteristics with Other Loans
We derive an estimated ECL assumption from a non-discounted cash flow approach based on our portfolio segments discussed above. This approach incorporates a calculation of three predictive metrics: (1) PD, (2) LGD and (3) EAD, over the estimated life of the exposure. PD and LGD assumptions are developed based on quantitative models and inherent risk of credit loss, both of which involve significant judgment. Renewals and extensions within our control are not considered in the estimated contractual term of a loan. However, we include potential extensions if management has a reasonable expectation that we will execute a TDR with the borrower. The quantitative models are based on historical credit loss experience, adjusted for probability-weighted economic scenarios. These scenarios are used to support a reasonable and supportable forecast period of three years for all portfolio segments. To the extent the remaining contractual lives of loans in the portfolio extend beyond this three-year period, we revert to historical averages using an autoregressive method of mean reversion that will continue to gradually trend towards the mean historical loss over the remaining contractual lives of loans, adjusted for prepayments. The macroeconomic scenarios are reviewed on a quarterly basis.
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
Loans That Do Not Share Similar Risk Characteristics
We monitor our loan pools to ensure all assets therein continue to share similar risk characteristics with other financial assets inside the pool. Changes in credit risk, borrower circumstances or the recognition of write-offs may indicate that a loan's risk profile has changed, and the asset should be removed from its current pool. For a loan that does not share risk characteristics with other loans, ECL is measured based on the net realizable value, that is, the difference between the discounted value of the expected future cash flows and the amortized cost basis of the loan. When a loan is collateral-dependent and the repayment is expected to be provided substantially through the operation or sale of the collateral, the ECL is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral will be determined by the most recent appraisal, as adjusted to reflect a reasonable marketing period for the sale of the asset(s) and an estimate of reasonable selling expenses. Collateral-dependent loans will have independent appraisals completed and accepted at least annually.
Allowance for Credit Losses: Unfunded Credit Commitments
We maintain a separate ACL for unfunded credit commitments which is included in other liabilities and the related ECL in our provision for credit losses. We estimate the amount of expected losses by using historical trends to calculate a probability of an unfunded credit commitment being funded and derive historical lifetime expected loss factors for each portfolio segment similar to our funded loan ECL. The collectively assessed ECL for unfunded credit commitments also includes the same qualitative allocations applied for our funded loan ECL. For unfunded credit commitments related to loans that do not share similar risk characteristics with other loans, where applicable, a separate estimate of ECL will be included in our total ACL on unfunded credit commitments. Loan commitments that are determined to be unconditionally cancellable by the Company do not require an ACL on unfunded credit commitments.
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
In April 2020, we implemented three loan payment deferral programs targeted to assist borrowers who were the most impacted by the COVID-19 pandemic. These programs included relief for venture-backed, private bank and wine borrowers who met certain criteria. For loans modified under these programs, in accordance with the provisions of Section 4013 of the CARES Act, we elected to not apply TDR classifications to borrowers who were current as of December 31, 2019. In addition, for loans that did not meet the CARES Act criteria, we applied the guidance in an interagency statement issued by bank

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
regulatory agencies. Using this guidance, we may find that borrowers are not experiencing financial difficulty that may otherwise result in a TDR classification, in accordance with ASC Subtopic 310-40, if loan modifications are performed in response to the COVID-19 pandemic, provide short-term loan payment deferrals (e.g. six months in duration) and are granted to borrowers who were current as of the implementation date of the loan modification program. We evaluated all loans modified under these programs against the CARES Act and interagency guidance, as applicable, and determined the loan modifications would not be considered TDRs. We did not defer interest income recognition during periods of payment deferral, nor did any qualifying modification trigger nonaccrual status.
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
Purchased Credit-Deteriorated Loans
Loans acquired where there is evidence of more than insignificant credit deterioration since origination are classified as PCD. We consider various factors in connection with this determination, including past due or nonaccrual status, credit risk rating declines, and any write downs recorded based on the collectability of the asset, among other factors. PCD loans are recorded at their purchase price plus an ECL estimated at the time of acquisition, which represents the amortized cost basis of the asset. The difference between this amortized cost basis and the par value of the loan is the non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent increases and decreases in the allowance for credit losses related to purchased loans is recorded as provision expense.
Premises and Equipment
Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, whichever is shorter. The maximum estimated useful lives by asset classification are as follows:

Leasehold improvements	Lesser of lease term or asset life
Furniture and equipment	3-7 years
Computer software	3-7 years
Computer hardware	3-5 years
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
Lease Obligations
We have entered into leases for real estate and equipment. At the inception of the lease, each lease is evaluated to determine whether the lease will be accounted for as an operating or finance lease. We had no finance lease obligations at December 31, 2021 and December 31, 2020. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases for any class of underlying asset. In addition to excluding short-term leases, we have implemented an accounting policy in which non-lease components are not separated from lease components in the measurement of ROU asset and lease liabilities for all lease contracts.
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
Goodwill and Other Intangible Assets
Goodwill is not amortized and is subject, at a minimum, to an annual impairment assessment. A quantitative assessment will be completed if we have not recently completed a fair value assessment of the associated reporting unit and compared the assessed fair value of that reporting unit with its carrying amount, including goodwill. Should we be required to calculate the fair value of the reporting unit, we would generally apply a discounted cash flow analysis that uses forecasted performance estimates, and a discount rate leveraging a reporting unit specific capital asset pricing model, which in turn uses assumptions related to market performance and various macroeconomic and reporting unit specific risks. If this quantitative assessment was recently completed and if we deem the estimate to be current and reliable, we will not perform a full quantitative assessment of the reporting unit’s fair value for that reporting period. Instead, we will qualitatively determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. As part of this qualitative analysis we consider macroeconomic factors that might impact the entity’s performance, entity-specific financial performance of the reporting unit, changes in management or strategy and other factors. We will evaluate goodwill for impairment more frequently if circumstances indicate that the fair value of our reporting units is less than their carrying value, including goodwill.
Intangible assets with finite lives are amortized over their estimated useful lives and all intangible assets are subject to impairment if events or circumstances indicate that the fair value is less than the carrying amount.
Fair Value Measurements
Our AFS securities, derivative instruments and certain equity securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.
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
Level 3
The fair value measurement is derived from valuation techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions we believe market participants would use in pricing the asset. The valuation techniques are consistent with the market approach, income approach or the cost approach used to measure fair value. Below is a summary of the valuation techniques used for each class of Level 3 assets:
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
Fee-based Services Revenue Recognition
Refer to Note 17—“Noninterest Income” for our fee-based services revenue recognition policies for our contracts with customers.
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
Share-Based Compensation
Generally, for our stock-based awards granted, stock-based compensation expense is amortized on a straight-line basis over the requisite service period, including consideration of vesting conditions and anticipated forfeitures. The service period is reduced for a select number of awards that provide for continued vesting upon retirement if any of the grantees are retirement eligible at the date of grant (or will become retirement eligible during the vesting period). The fair value of stock options is measured using the Black-Scholes option-pricing model and the fair value for restricted stock awards and restricted stock units are based on the quoted price of our common stock on the date of grant.
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
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, changes in the fair value of the derivative are recorded in AOCI and recognized in earnings as the hedged item affects earnings. To qualify for hedge accounting, a derivative must be highly effective at reducing exposure to the hedged risk. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item in the line item "loans" as part of interest income, a component of consolidated net income. We assess hedge effectiveness on a quarterly basis to ensure all hedges remain highly effective to ensure hedge accounting can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge, any amounts remaining as gain or loss in AOCI are reclassified into earnings in the line item "loans" as part of interest income, a component of consolidated net income.
Fair value hedges
For derivative instruments that are designated and qualify as a fair value hedge, both the changes in the fair value of the derivative and the portion of the fair value adjustments associated with the portfolio attributable to the hedged risk will be recognized into earnings as they occur. To qualify for hedge accounting, a derivative must be highly effective at reducing the hedged risk exposure. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item in the line item "investment securities" as part of interest income, a component of consolidated net income. We assess hedge effectiveness on a quarterly basis to ensure all hedges remain highly effective and hedge accounting can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge, any remaining fair value basis adjustments are allocated to the individual assets in the portfolio and amortized into earnings over a period consistent with the amortization of other discounts and premiums associated with the respective assets.
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
In general, equity warrant assets entitle us to buy a specific number of shares of stock at a specific price within a specific time period. Certain equity warrant assets contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of specified future events. Substantially all our warrant agreements qualify as derivatives and are reported at fair value as a component of other assets, on our consolidated balance sheet.
The grant date fair values of equity warrant assets received in connection with the issuance of a credit facility are deemed to be loan fees and recognized as an adjustment of loan yield through loan interest income. Similar to other loan fees, the yield adjustment related to grant date fair value of warrants is recognized over the life of that credit facility. Any changes in fair value after the grant date are recognized as net gains or losses on equity warrant assets, in noninterest income, a component of consolidated net income.
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
•Actual data on terminations and exercises of our warrants are used as the basis for determining the expected remaining life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants.
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
The common stock of public companies is classified as non-marketable and other equity securities. Changes in the fair value of the common stock is recorded as gains or losses on investments securities, in noninterest income, a component of consolidated net income. We account for these securities without a readily determinable fair value based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments, with changes recorded as gains or losses on investment securities, in noninterest income, a component of consolidated net income.
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
Income Taxes
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
Summary of Allowance for Loan Losses, Allowance for Unfunded Credit Commitments and Impaired Loans Superseded by Recently Adopted Accounting Standards (Applicable to the Year Ending December 31, 2019)
Allowance for Loan Losses
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
3. Business Combination
Boston Private
On July 1, 2021, we acquired, by merger, 100 percent of the voting equity interests of Boston Private Financial Holdings, Inc., the parent company of Boston Private Bank & Trust Company. The acquisition of Boston Private accelerates SVB’s private bank and wealth management offering, strengthening SVB’s overall platform and ability to fully meet the financial needs of its clients. The acquisition was accounted for as a business combination and accordingly, the results of Boston Private's operations have been included in the Company's consolidated financial statements from the date of acquisition.
We acquired Boston Private for $1.2 billion comprised of $2.10 in cash and 0.0228 shares of SVB common stock for each Boston Private share. For the transaction, we issued approximately 1.9 million shares of SVB common stock and registered an additional 99,000 shares of SVB common stock issuable upon the exercise, vesting or settlement of converted legacy Boston Private equity awards.
The following table summarizes the allocation of the purchase price to the net assets of Boston Private as of July 1, 2021:

(Dollars in millions)	July 1, 2021
Cash paid	$174
Share-based consideration	1,050
Replacement equity awards	10
Total purchase consideration	$1,234
Fair value of net assets acquired	1,033
Goodwill	$201

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the estimated fair value of assets acquired and liabilities assumed upon the finalization of the purchase:

(Dollars in million)	July 1, 2021
Assets acquired:
Cash and cash equivalents	$1,290
Investment securities	1,429
Loans	7,217
Premises and equipment	39
Intangible assets	104
Right-of-use assets	107
Other assets	284
Total assets acquired	10,470
Liabilities assumed:
Deposits	8,983
Borrowings	132
Lease liabilities	103
Other liabilities	219
Total liabilities assumed	9,437
Fair value of net assets acquired	$1,033
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
Due to the various conversions of Boston Private systems since the date of acquisition, as well as other streamlining and continuing integration of Boston Private's operating activities into those of the Company, reporting for revenue and net income of the former Boston Private operations for the period subsequent to the acquisition is impracticable.
Supplementary pro forma financial information related to the acquisition is not included because the impact to the Company's consolidated statements of income is not material.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Direct expenses related to the acquisition of Boston Private were expensed as incurred and were $22 million for twelve months ended December 31, 2021. All expenses were included in merger-related charges, a component of noninterest expense, with the exception of $6 million attributable to the three months ended March 31, 2021, which were recorded in professional services.
MoffettNathanson LLC
On December 10, 2021, we acquired 100 percent of the voting equity interests of MoffettNathanson LLC, a New York-based independent sell-side research firm known for its coverage of high-growth, disruptive companies in the Media, Communications and Technology sectors. The acquisition enables SVB’s investment banking business, SVB Securities, to expand its research coverage to include companies in both the healthcare and technology industries. The acquisition was accounted for as a business combination and accordingly, the results of MoffettNathanson LLC operations have been included in the Company's consolidated financial statements from the date of acquisition.
Supplementary pro forma financial and purchase information related to the acquisition is not included because the impact to the Company's consolidated financial statements is not material.
4.     Stockholders' Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of AOCI into the Consolidated Statements of Income for 2021, 2020 and 2019:

		Year ended December 31,
(Dollars in millions)	Income Statement Location	2021	2020	2019
Reclassification adjustment for (gains) losses on AFS securities included in net income	Gains on investment securities, net	$(31)	$(61)	$4
Related tax expense (benefit)	Income tax expense	9	17	(1)
Reclassification adjustment for (gains) losses on cash flow hedges included in net income	Net interest income	(63)	(50)	5
Related tax expense (benefit)	Income tax expense	17	14	(2)
Total reclassification adjustment for (gains) losses included in net income, net of tax		$(68)	$(80)	$6

The table below summarizes the activity relating to net gains and losses on our cash flow hedges included in AOCI for 2021, 2020 and 2019. Refer to Note 16—“Derivative Financial Instruments” for additional information regarding the termination of our cash flow hedges during the quarter ended March 31, 2020. Over the next 12 months, we expect that approximately $56 million in AOCI at December 31, 2021, related to our cash flow hedges will be reclassified out of AOCI and recognized in net income.

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Balance, beginning of period, net of tax	$130	$(2)	$—
Net (decrease) increase in fair value, net of tax	(1)	168	(6)
Net realized (gain) loss reclassified to net income, net of tax	(46)	(36)	4
Balance, end of period, net of tax	$83	$130	$(2)

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable for stock option and restricted stock unit awards outstanding under our 2006 Equity Incentive Plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for 2021, 2020 and 2019:

	Year ended December 31,
(Dollars in millions except per share amounts, shares in thousands)	2021	2020	2019
Numerator:
Net income available to common stockholders	$1,770	$1,191	$1,137
Denominator:
Weighted average common shares outstanding—basic	55,763	51,685	51,915
Weighted average effect of dilutive securities:
Stock options and ESPP	283	151	227
Restricted stock units	592	248	169
Weighted average common shares outstanding—diluted	56,638	52,084	52,311
Earnings per common share:
Basic	$31.74	$23.05	$21.90
Diluted	$31.25	$22.87	$21.73
The following table summarizes the weighted average common shares excluded from the diluted EPS calculation due to the antidilutive effect for 2021, 2020 and 2019:

	Year ended December 31,
(Shares in thousands)	2021	2020	2019
Stock options	37	279	167
Restricted stock units	2	10	250
Total	39	289	417
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
Preferred Stock
On December 9, 2019, the Company issued 5.25% Non-Cumulative Perpetual Series A Preferred Stock (''Series A Preferred Stock''). The public offering consisted of 14,000,000 depositary shares, each representing a 1/40th ownership interest in shares of the Series A preferred stock with $0.001 par value and liquidation preference of $1,000 per share, or $25 per depositary share. The Series A Preferred Stock is redeemable at the Company’s option, subject to all applicable regulatory approvals, on or after February 15, 2025.
On February 2, 2021, the Company issued 4.10% Non-Cumulative Perpetual Series B Preferred Stock (''Series B Preferred Stock''). The public offering consisted of 750,000 depositary shares, each representing a 1/100th ownership interest in shares of Series B Preferred Stock with $0.001 par value and liquidation preferences of $100,000 per share, or $1,000 per depositary

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
share. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.10 percent from the original issue date to, but excluding, February 15, 2031 and (ii) for the February 15, 2031 dividend date and during each subsequent ten-year period, the ten-year treasury rate (calculated three business days prior to each reset date as the five-day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for ten-year maturities) plus 3.064 percent.
On May 13, 2021, the Company issued 4.00% Non-Cumulative Perpetual Series C Preferred Stock (''Series C Preferred Stock''). The public offering consisted of 1,000,000 depositary shares, each representing a 1/100th ownership interest in shares of Series C Preferred Stock with $0.001 par value and liquidation preferences of $100,000 per share, or $1,000 per depositary share. Dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.000 percent from the original issue date to, but excluding, May 15, 2026, and (ii) for the May 15, 2026 dividend date and during each subsequent five-year period, the five-year treasury rate (calculated three business days prior to each reset date as the five-day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities) plus 3.202 percent.
On October 28, 2021, the Company issued 4.25% Non-Cumulative Perpetual Series D Preferred Stock (''Series D Preferred Stock''). The public offering for Series D Preferred Stock consisted of 1,000,000 depositary shares, each representing a 1/100th ownership interest in shares of Series D Preferred Stock with $0.001 par value and liquidation preferences of $100,000 per share, or $1,000 per depositary share. Series D Preferred Stock dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.250 percent from the original issue date of the Series D Preferred Stock to, but excluding, November 15, 2026, and (ii) for the November 15, 2026 dividend date and during each subsequent five-year period, the five-year treasury rate (calculated three business days prior to each reset date as the five-day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities) plus 3.074 percent.
On October 28, 2021, the Company also issued 4.70% Non-Cumulative Perpetual Series E Preferred Stock (''Series E Preferred Stock''). The public offering for Series E Preferred Stock consisted of 600,000 depositary shares, each representing a 1/100th ownership interest in shares of Series E Preferred Stock with $0.001 par value and liquidation preferences of $100,000 per share, or $1,000 per depositary share. Series E Preferred Stock dividends, if approved and declared by the Board of Directors, are payable quarterly, in arrears, at a rate per annum equal to (i) 4.700 percent from the original issue date of the Series E Preferred Stock to, but excluding, November 15, 2031, and (ii) for the November 15, 2031 dividend date and during each subsequent ten-year period, the ten-year treasury rate (calculated three business days prior to each reset date as the five-day average of the yields on actively traded U.S. treasury securities adjusted to constant maturity, for five-year maturities) plus 3.064 percent
The following table summarizes our preferred stock at December 31, 2021:

Series	Description	Amount outstanding (in millions)	Carrying value (in millions)	Shares issued and outstanding	Par Value	Ownership interest per depositary share	Liquidation preference per depositary share	2021 dividends paid per depositary share
Series A	5.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	$350	$340	350,000	$0.001	1/40th	$25	$1.31
Series B	4.100% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	750	739	7,500	0.001	1/100th	1,000	32.23
Series C	4.000% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	1,000	985	10,000	0.001	1/100th	1,000	20.22
Series D	4.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	1,000	989	10,000	0.001	1/100th	1,000	—
Series E	4.700% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	600	593	6,000	0.001	1/100th	1,000	—

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
5.     Share-Based Compensation
Share-based compensation expense was recorded net of estimated forfeitures for 2021, 2020 and 2019, such that expense was recorded only for those share-based awards that are expected to vest. In 2021, 2020 and 2019, we recorded share-based compensation and related benefits as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Share-based compensation expense	$136	$84	$67
Income tax benefit related to share-based compensation expense	(35)	(20)	(16)
Capitalized compensation costs	1	1	2
Equity Incentive Plans
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
Under the terms of the 2006 Incentive Plan, and subject to certain exceptions, awards granted under the plan are subject to a minimum of at least one year of vesting. Generally in practice, restricted stock units vest annually over four years and require continued employment or other service through the vesting period. Performance-based restricted stock awards/units granted to executives generally vest upon meeting certain performance-based objectives over a three year period and, typically, additional time-based vesting follow the end of the performance period, and require continued employment or other service through the vesting date. Stock options typically vest annually over four years, from the grant date based on continued employment or other service, and expire no later than seven years after the grant date. A select number of awards granted to certain employees will continue to vest in accordance with the normal vesting schedule in the event that the employee retires (upon meeting certain age and service criteria) at least six months after the grant date and prior to the end of the vesting period, subject to certain conditions. For accounting purposes, the requisite service period for these awards is reduced on an individual basis, as necessary, to reflect the employee’s individual retirement eligibility date.
The underlying BPFH shares of the legacy Boston Private stock options and restricted stock units were converted into shares of the Company in connection with the Boston Private acquisition on July 1, 2021. Information in this footnote includes the converted legacy Boston Private awards unless otherwise indicated. Upon acquisition, 28,724 options and 67,542 restricted stock units were assumed by the Company from legacy Boston Private plans. All awards assumed from the legacy Boston Private plans will be settled under the respective legacy plans. No future awards will be made under these plans.
We maintain the 1999 ESPP under which participating employees may annually contribute up to 10 percent of their gross compensation (not to exceed $25,000) to purchase shares of our common stock at 85 percent of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on both the date of offering and date of purchase, and be employed customarily for at least 20 hours per week and at least five months per calendar year. We issued 110,886 shares and received $41 million in cash under the ESPP in 2021. At December 31, 2021, a total of 1,059,586 shares of our common stock were still available for future issuance under the ESPP.
Unrecognized Compensation Expense
As of December 31, 2021, unrecognized share-based compensation expense was as follows:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in millions)	Unrecognized Expense	Weighted Average Expected Recognition Period - in Years
Stock options	$18	2.23
Restricted stock awards/units	192	2.62
Total unrecognized share-based compensation expense	$210
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

Equity Incentive Plan Awards	2021	2020	2019
Weighted average expected term of options - in years	4.7	4.6	4.6
Weighted average expected volatility of the Company's underlying common stock	43.5%	41.9%	35.5%
Risk-free interest rate	0.85	0.37	2.26
Expected dividend yield	—	—	—
Weighted average grant date fair value - stock options	$224.63	$66.44	$83.50
Weighted average grant date fair value - restricted stock units	554.32	199.51	243.65
The following weighted average assumptions and fair values were used for our ESPP:

ESPP	2021	2020	2019
Expected term in years	0.5	0.5	0.5
Weighted average expected volatility of the Company's underlying common stock	36.2%	51.9%	38.1%
Risk-free interest rate	0.08	1.12	2.40
Expected dividend yield	—	—	—
Weighted average grant date fair value	$108.83	$69.54	$52.90
The expected term is based on the implied term of the stock options using factors based on historical exercise behavior. The expected volatilities are based on a blended rate consisting of our historic volatility and our expected volatility over a five-year term which is an indicator of expected volatility and future stock price trends. For 2021, 2020 and 2019, expected volatilities for the ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields of U.S. Treasury securities, as reported by the FRB of New York, with maturities equal to the expected terms of the employee stock options.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Share-Based Payment Award Activity
The table below provides stock option information for the year ended December 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The-Money Options
Outstanding at December 31, 2020	559,001	$191.29
Assumed upon Boston Private acquisition	28,724	330.75
Granted	59,981	569.14
Exercised	(169,045)	152.00
Forfeited	(3,035)	278.80
Outstanding at December 31, 2021	475,626	260.77	4.29	$199,397,510
Vested and expected to vest at December 31, 2021	448,844	255.96	4.16	190,270,540
Exercisable at December 31, 2021	207,472	201.61	3.00	98,888,120
The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $678.24 as of December 31, 2021.
We expect to satisfy the exercise of stock options by issuing shares under the 2006 Incentive Plan or applicable legacy Boston Private equity plan. All future awards of stock options and restricted stock units will be issued from the 2006 Incentive Plan. At December 31, 2021, 2,329,310 shares were available for future issuance.
The table below provides information for restricted stock units for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	995,049	$227.12
Assumed upon Boston Private acquisition	67,542	363.54
Granted	311,760	554.32
Vested	(291,093)	235.90
Forfeited	(67,112)	305.72
Nonvested at December 31, 2021	1,016,146	328.87
The following table summarizes information regarding stock option and restricted stock unit activity during 2021, 2020 and 2019:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Total intrinsic value of stock options exercised	$68	$25	$23
Total fair value of stock options vested	7	6	6
Total intrinsic value of restricted stock vested	164	56	56
Total fair value of restricted stock vested	68	47	35
6.    Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies, investments in qualified affordable housing projects and subordinated debt instruments.
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of December 31, 2021 and December 31, 2020:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
December 31, 2021:
Assets:
Cash and cash equivalents	$13	$—	$—
Non-marketable and other equity securities (1)	768	1,233	1,233
AIR and other assets (2)	31	6	—
Total assets	$812	$1,239	$1,233
Liabilities:
Other liabilities (1)	$18	$482	$—
Long term debt (2)	—	90	—
Total liabilities	$18	$572	$—
December 31, 2020:
Assets:
Cash and cash equivalents	$15	$—	$—
Non-marketable and other equity securities (1)	422	859	859
AIR and other assets	1	—	—
Total assets	$438	$859	$859
Liabilities:
Other liabilities (1)	$1	$370	$—
Total liabilities	$1	$370	$—

(1)Included in our unconsolidated non-marketable and other equity securities portfolio at December 31, 2021 and December 31, 2020 are investments in qualified affordable housing projects of $954 million and $616 million, respectively, and related other liabilities consisting of unfunded commitments of $482 million and $370 million, respectively.
(2)Included in our unconsolidated accrued interest receivable and other assets at December 31, 2021 are investments in statutory trusts for junior subordinated debt of $6 million and $90 million is included in long term debt previously issued by Boston Private and assumed in the acquisition.
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
The Bank also has variable interests in low income housing tax credit funds, in connection with fulfilling its responsibilities under the CRA, that are designed to generate a return primarily through the realization of federal tax credits. These investments are typically limited partnerships in which the general partner, other than the Bank, holds the power over significant activities of the VIE; therefore, these investments are not consolidated. For additional information on our investments in qualified affordable housing projects see Note 9—“Investment Securities."

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of December 31, 2021, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $794 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $1.2 billion.

Junior subordinated debentures
SVB Financial Group assumed two statutory trusts during the merger with Boston Private. These trusts were for the purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures. These statutory trusts created by legacy Boston Private are not consolidated within the financial statements as the Company is not the primary beneficiary of the trusts; however, the total junior subordinated debentures payable to the preferred stockholders of statutory trusts are reported as long-term debt in the financial statements. For additional information see Note 15—“Short-Term Borrowings and Long-Term Debt."
7.     Reserves on Deposit with the Federal Reserve Bank and Federal Bank Stock
As was announced on March 15, 2020, the Federal Reserve board reduced reserve requirement ratios to zero percent which effectively eliminated reserve requirements for all depository institutions effective March 26, 2020. Prior to March 26, 2020, the Bank was required to maintain reserves against customer deposits by keeping balances with the Federal Reserve. The cash balances at the Federal Reserve were classified as cash and cash equivalents. Additionally, as a member of the FHLB and FRB, we are required to hold shares of FHLB and FRB stock under the Bank's borrowing agreement. FHLB and FRB stock are recorded at cost as a component of other assets, and any cash dividends received are recorded as a component of other noninterest income.
The tables below provide information on the required reserve balances at the Federal Reserve, as well as shares held at the FHLB and FRB for the years ended and as of December 31, 2021 and 2020:

	Year ended December 31,
(Dollars in millions)	2021	2020
Average required reserve balances at FRB San Francisco	$—	$82

	December 31,
(Dollars in millions)	2021	2020
FHLB stock holdings	$26	$17
FRB stock holdings	81	44
8.     Cash and Cash Equivalents
The following table details our cash and cash equivalents at December 31, 2021 and December 31, 2020:

(Dollars in millions)	December 31, 2021	December 31, 2020
Cash and due from banks	$2,201	$723
Interest bearing deposits with the FRB	5,686	13,700
Interest bearing deposits with other institutions	5,773	3,025
Securities purchased under agreements to resell (1)	607	227
Other short-term investment securities	352	—
Total cash and cash equivalents	$14,619	$17,675

(1)At December 31, 2021 and December 31, 2020, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $620 million and $232 million, respectively. None of these securities were sold or repledged as of December 31, 2021 and December 31, 2020.

Additional information regarding our securities purchased under agreements to resell for 2021 and 2020 are as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020
Average securities purchased under agreements to resell	$286	$149
Maximum amount outstanding at any month-end during the year	762	450

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
9.     Investment Securities
Our investment securities portfolio consists of (i) an AFS securities portfolio and a HTM securities portfolio, both of which represent interest-earning investment securities; and (ii) a non-marketable and other equity securities portfolio, which primarily represents investments managed as part of our funds management business as well as public equity securities held as a result of equity warrant assets exercised.
Available-for-Sale Securities
The major components of our AFS investment securities portfolio at December 31, 2021 and 2020 are as follows:

	December 31, 2021
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
AFS securities, at fair value:
U.S. Treasury securities	$15,799	$121	$(70)	$15,850
U.S. agency debentures	200	—	(4)	196
Foreign government debt securities	61	—	—	61
Residential MBS:
Agency-issued MBS	8,786	13	(210)	8,589
Agency-issued CMO—fixed rate	988	3	(9)	982
Agency-issued CMBS	1,536	27	(20)	1,543
Total AFS securities	$27,370	$164	$(313)	$27,221

	December 31, 2020
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
AFS securities, at fair value:
U.S. Treasury securities	$4,198	$272	$—	$4,470
U.S. agency debentures	234	4	(1)	237
Foreign government debt securities	24	—	—	24
Residential MBS:
Agency-issued MBS	13,271	233	(1)	13,503
Agency-issued CMO—fixed rate	8,077	40	(10)	8,107
Agency-issued CMBS	4,441	134	(3)	4,572
Total AFS securities	$30,245	$683	$(15)	$30,913
The following table summarizes sale activity of AFS securities as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Sales proceeds	$1,591	$2,654	$2,189
Net realized gains and losses:
Gross realized gains	31	61	1
Gross realized losses	—	—	(5)
Net realized gains (losses)	$31	$61	$(4)

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables summarize our AFS securities in an unrealized loss position for which an ACL has not been recorded and summarized into categories of less than 12 months, or 12 months or longer as of December 31, 2021 and 2020:

	December 31, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
AFS securities, at fair value:
U.S. Treasury securities	$7,777	$(70)	$—	$—	$7,777	$(70)
U.S. agency debentures	196	(4)	—	—	196	(4)
Residential MBS:
Agency-issued MBS	8,280	(210)	—	—	8,280	(210)
Agency-issued CMO —fixed rate	740	(9)	—	—	740	(9)
Agency-issued CMBS	603	(11)	163	(9)	766	(20)
Total AFS securities (1)	$17,596	$(304)	$163	$(9)	$17,759	$(313)

(1)As of December 31, 2021, we identified a total of 475 investments that were in unrealized loss positions with 4 investments in unrealized loss positions for a period of time greater than 12 months. Based on our analysis of the securities in an unrealized loss position as of December 31, 2021, the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase and therefore changes in value for securities are included in other comprehensive income. Market valuations and credit loss analyses on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. As of December 31, 2021, we do not intend to sell any of our securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our amortized cost basis. None of the investments in our AFS securities portfolio were past due as of December 31, 2021.

	December 31, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
AFS securities, at fair value:
U.S. Treasury securities (1)	$60	$—	$—	$—	$60	$—
U.S. agency debentures	133	(1)	—	—	133	(1)
Residential MBS:
Agency-issued MBS	904	(1)	—	—	904	(1)
Agency-issued CMO —fixed rate	2,199	(10)	—	—	2,199	(10)
Agency-issued CMBS	989	(3)	—	—	989	(3)
Total AFS securities (2)	$4,285	$(15)	$—	$—	$4,285	$(15)

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
The following table summarizes the fixed income securities, carried at fair value, classified as AFS as of December 31, 2021 by the remaining contractual principal maturities. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2021
(Dollars in millions)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$15,850	$247	$15,091	$512	$—
U.S. agency debentures	196	80	36	80	—
Foreign government debt securities	61	61	—	—	—
Residential MBS:
Agency-issued MBS	8,589	—	—	—	8,589
Agency-issued CMO—fixed rate	982	—	—	—	982
Agency-issued CMBS	1,543	—	67	1,476	—
Total	$27,221	$388	$15,194	$2,068	$9,571
Held-to-Maturity Securities
During the year ended December 31, 2021, we re-designated certain securities from the classification of AFS to HTM. The securities re-designated consisted of agency-issued CMO's, CMBS', MBS' and U.S. agency debentures with a total carrying value of $8.8 billion. At the time of re-designation the securities included $132 million of pretax net unrealized losses in other comprehensive income and are being amortized over the life of the securities in a manner consistent with the amortization of a premium or discount. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding. HTM securities are carried on the balance sheet at amortized cost and the changes in the value of these securities, other than an ACL, are not reported on the financial statements.

The components of our HTM investment securities portfolio at December 31, 2021 and 2020 are as follows:

	December 31, 2021
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	ACL (2)
HTM securities, at cost:
U.S. agency debentures (1)	$609	$8	$(2)	$615	$—
Residential MBS:
Agency-issued MBS	64,439	124	(887)	63,676	—
Agency-issued CMO—fixed rate	10,226	9	(145)	10,090	—
Agency-issued CMO—variable rate	100	1	—	101	—
Agency-issued CMBS	14,959	39	(277)	14,721	—
Municipal bonds and notes	7,157	185	(27)	7,315	1
Corporate bonds	712	2	(5)	709	6
Total HTM securities	$98,202	$368	$(1,343)	$97,227	$7

(1)    Consists of pools of Small Business Investment Company debentures issued and guaranteed by the SBA, an independent agency of the United States.
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

(1)    Consists of pools of Small Business Investment Company debentures issued and guaranteed by the SBA, an independent agency of the United States.
Allowance for Credit Losses for HTM Securities
For HTM securities, the year ended December 31, 2021 had a beginning ACL balance of less than $1 million, a provision for credit losses of $7 million and an ending ACL balance of $7 million.
For the year ended December 31, 2020, the beginning ACL balance, the day one impact of adopting ASC 326, the provision for credit losses and the ending balance of ACL for HTM securities, in each case, were all less than $1 million.
Credit Quality Indicators
On a quarterly basis, management monitors the credit quality for HTM securities through the use of standard credit ratings. The following table summarizes our amortized cost of HTM securities aggregated by credit quality indicator at December 31, 2021 and December 31, 2020:

(Dollars in millions)	December 31, 2021	December 31, 2020
Municipal bonds and notes:
Aaa	$3,774	$2,070
Aa1	2,031	1,145
Aa2	1,154	420
Aa3	172	—
A1	26	—
Total municipal bonds and notes	$7,157	$3,635
Corporate bonds:
Aaa	$39	$—
Aa1	—	—
Aa2	42	—
Aa3	105	—
A1	251	—
A2	264	—
A3	11	—
Total corporate bonds	$712	$—

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as HTM as of December 31, 2021. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments; however, we expect to collect substantially all of the recorded investment on these securities.

	December 31, 2021
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Net Carry Value	Fair Value	Net Carry Value	Fair Value	Net Carry Value	Fair Value	Net Carry Value	Fair Value	Net Carry Value	Fair Value
U.S. agency debentures	$609	$615	$1	$1	$133	$135	$475	$479	$—	$—
Residential MBS:
Agency-issued MBS	64,439	63,676	—	—	7	7	806	828	63,626	62,841
Agency-issued CMO—fixed rate	10,226	10,090	—	—	14	14	316	319	9,896	9,757
Agency-issued CMO—variable rate	100	101	—	—	—	—	—	—	100	101
Agency-issued CMBS	14,959	14,721	—	—	211	209	971	982	13,777	13,530
Municipal bonds and notes	7,156	7,315	48	48	176	182	1,152	1,195	5,780	5,890
Corporate bonds	706	709	—	—	33	33	673	676	—	—
Total	$98,195	$97,227	$49	$49	$574	$580	$4,393	$4,479	$93,179	$92,119
Non-marketable and Other Equity Securities
The major components of our non-marketable and other equity securities portfolio at December 31, 2021 and 2020 are as follows:

(Dollars in millions)	December 31, 2021	December 31, 2020
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$130	$89
Unconsolidated venture capital and private equity fund investments (2)	208	185
Other investments without a readily determinable fair value (3)	164	61
Other equity securities in public companies (fair value accounting) (4)	117	281
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	671	362
Debt funds	5	5
Other investments	294	203
Investments in qualified affordable housing projects, net (6)	954	616
Total non-marketable and other equity securities	$2,543	$1,802

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2021 and 2020 (fair value accounting):

	December 31, 2021		December 31, 2020
(Dollars in millions)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$2	12.6%	$5	12.6%
Capital Preferred Return Fund, LP	61	20.0	50	20.0
Growth Partners, LP	67	33.0	34	33.0
Total consolidated venture capital and private equity fund investments	$130		$89

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(2)The carrying value represents investments in 150 and 162 funds (primarily venture capital funds) at December 31, 2021 and December 31, 2020, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. We carry our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the investments. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example September 30th for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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
The following table shows the carrying amount of other investments without a readily determinable fair value at December 31, 2021, and the amounts recognized in earnings for the year ended December 31, 2021 and on a cumulative basis:

(Dollars in millions)	Year ended December 31, 2021	Cumulative Adjustments
Measurement alternative:
Carrying value at December 31, 2021	$164
Carrying value adjustments:
Impairment	$—	$(1)
Upward changes for observable prices	69	72
Downward changes for observable prices	(7)	(11)
(4)Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets, direct equity investments in public companies held by our consolidated funds, and exchange traded funds held by SVB Securities. Changes in equity securities measured at fair value are recognized through net income.
(5)The following table shows the carrying value and our ownership percentage of each investment at December 31, 2021 and 2020 (equity method accounting):

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2021		December 31, 2020
(Dollars in millions)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$3	8.6%	$4	8.6%
Strategic Investors Fund III, LP	25	5.9	16	5.9
Strategic Investors Fund IV, LP	36	5.0	25	5.0
Strategic Investors Fund V funds	87	Various	67	Various
CP II, LP (i)	2	5.1	8	5.1
Other venture capital and private equity fund investments	518	Various	242	Various
Total venture capital and private equity fund investments	$671		$362
Debt funds:
Gold Hill Capital 2008, LP (ii)	$4	15.5%	$4	15.5%
Other debt funds	1	Various	1	Various
Total debt funds	$5		$5
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$154	50.0%	$115	50.0%
Other investments	140	Various	88	Various
Total other investments	$294		$203

(i)Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.
(ii)Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.
(6)The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of "other liabilities" on our consolidated balance sheets at December 31, 2021 and 2020:

(Dollars in millions)	December 31, 2021	December 31, 2020
Investments in qualified affordable housing projects, net	$954	$616
Other liabilities	482	370
The following table presents other information relating to our investments in qualified affordable housing projects for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Tax credits and other tax benefits recognized	$77	$57	$35
Amortization expense included in provision for income taxes (i)	64	44	28

(i)All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the net gains and losses on non-marketable and other equity securities in 2021, 2020 and 2019 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Net gains (losses) on non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	$71	$32	$23
Unconsolidated venture capital and private equity fund investments	75	60	31
Other investments without a readily determinable fair value	75	—	3
Other equity securities in public companies (fair value accounting)	23	105	8
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	474	162	74
Debt funds	2	—	1
Other investments	10	1	(1)
Total net gains on non-marketable and other equity securities	$730	$360	$139
Less: realized net gains on sales of non-marketable and other equity securities	85	24	5
Net gains on non-marketable and other equity securities still held	$645	$336	$134
10.     Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments
We serve a variety of commercial clients in the private equity/venture capital, technology, life science/healthcare, premium wine and commercial real estate industries. Loans made to private equity/venture capital firm clients typically enable them to fund investments prior to their receipt of funds from capital calls and are reported under the Global Fund Banking class of financing receivable below. Our technology clients generally tend to be in the industries of hardware (such as semiconductors, communications, data, storage and electronics), software/internet (such as infrastructure software, applications, software services, digital content and advertising technology) and climate technology and sustainability. Our life science/healthcare clients primarily tend to be in the industries of biopharma, healthtech, medical devices, healthcare services and diagnostics and tools. Loans to our technology and life science/healthcare clients are reported under the Investor Dependent, Cash Flow Dependent - SLBO and Innovation C&I classes of financing receivable below. We also make commercial and industrial loans, such as working capital lines and term loans for equipment and fixed assets, to clients that are not in the technology and life science/healthcare industries, which are reported in the Other C&I class of financing receivable below. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality. Commercial real estate loans are generally acquisition financing for commercial properties such as office buildings, retail properties, apartment buildings and industrial/warehouse space. In addition to commercial loans, we make consumer loans through SVB Private Bank and provide real estate secured loans to eligible employees through our EHOP.
We also provide community development loans made as part of our responsibilities under the CRA. These loans are included within “construction loans” below and are primarily secured by real estate. Additionally, beginning in April 2020, we accepted applications under the PPP administered by the SBA under the CARES Act and originated loans to qualified small businesses. Disbursement of PPP funds under the CARES Act originally expired on August 8, 2020, however, on December 27, 2020, the Economic Aid Act was enacted, which extended the application period for PPP loans up to March 31, 2021, and allowed for certain PPP borrowers to apply for second draw loans. The disbursement phase of the PPP was further extended to June 30, 2021 pursuant to the PPP Extension Act of 2021.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Loan Portfolio Segments and Classes of Financing Receivables
Upon the completion of the acquisition of Boston Private on July 1, 2021, we modified our portfolio segments and classes of financing receivables to accommodate Boston Private loans. Refer to Note 2 — “Summary of Significant Accounting Policies” for additional information on our current portfolio segments and classes of financing receivables. For the periods presented prior to the acquisition in 2021, the following reclassifications have been made to conform to the current period presentation:
•Investor Dependent "Mid Stage" and "Later Stage" loans have been combined and presented as "Growth Stage."
•"Cash Flow Dependent - Other" and "Balance Sheet Dependent" loans have been combined and presented as "Innovation C&I."
Additionally, refer to Note 3 — “Business Combination” for information regarding the Boston Private acquisition.
The composition of loans at amortized cost basis broken out by class of financing receivable at December 31, 2021 and December 31, 2020, respectively, is presented in the following table:

	December 31,
(Dollars in millions)	2021	2020
Global fund banking	$37,958	$25,543
Investor dependent:
Early stage	1,593	1,486
Growth stage	3,951	3,486
Total investor dependent	5,544	4,972
Cash flow dependent - SLBO	1,798	1,989
Innovation C&I	6,673	5,136
Private bank (4)	8,743	4,901
CRE (4)	2,670	—
Premium wine (4)	985	1,053
Other C&I	1,257	—
Other (4)	317	28
PPP	331	1,559
Total loans (1) (2) (3)	$66,276	$45,181
ACL	(422)	(448)
Net loans	$65,854	$44,733

(1)Total loans at amortized cost is net of unearned income of $250 million and $226 million at December 31, 2021 and December 31, 2020, respectively.
(2)Included within our total loan portfolio are credit card loans of $583 million and $400 million at December 31, 2021 and December 31, 2020, respectively.
(3)Included within our total loan portfolio are construction loans of $367 million and $118 million at December 31, 2021 and December 31, 2020, respectively.
(4)Of our total loans, the table below includes those secured by real estate at amortized cost at December 31, 2021 and December 31, 2020 and were comprised of the following:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
(Dollars in millions)	2021	2020
Real estate secured loans:
Private bank:
Loans for personal residence	$6,939	$3,392
Loans to eligible employees	455	481
Home equity lines of credit	130	43
Other	135	143
Total private bank loans secured by real estate	$7,659	$4,059
CRE:
Multifamily and residential investment	$1,021	$—
Retail	524	—
Office and medical	499	—
Manufacturing, industrial and warehouse	336	—
Hospitality	142	—
Other	148	—
Total CRE loans secured by real estate	$2,670	$—
Premium wine	793	824
Other	334	57
Total real estate secured loans	$11,456	$4,940
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables summarize the credit quality indicators, broken out by class of financing receivables and vintage year, as of December 31, 2021 and December 31, 2020.

	Term Loans by Origination Year
December 31, 2021 (Dollars in millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Global fund banking:
Risk rating:
Pass	$764	$115	$36	$6	$8	$4	$36,955	$—	$—	$37,888
Criticized	50	18	—	—	—	1	1	—	—	70
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total global fund banking	$814	$133	$36	$6	$8	$5	$36,956	$—	$—	$37,958
Investor dependent:
Early stage:
Risk rating:
Pass	$754	$287	$122	$26	$6	$1	$171	$—	$—	$1,367
Criticized	64	87	30	5	—	—	29	—	—	215
Nonperforming	2	5	3	—	—	—	1	—	—	11
Total early stage	$820	$379	$155	$31	$6	$1	$201	$—	$—	$1,593
Growth stage:
Risk rating:
Pass	$2,072	$910	$265	$78	$14	$1	$286	$5	$—	$3,631
Criticized	159	85	27	6	3	—	34	—	—	314
Nonperforming	2	—	1	2	—	—	1	—	—	6
Total growth stage	$2,233	$995	$293	$86	$17	$1	$321	$5	$—	$3,951
Total investor dependent	$3,053	$1,374	$448	$117	$23	$2	$522	$5	$—	$5,544
Cash flow dependent - SLBO:
Risk rating:
Pass	$875	$384	$252	$72	$76	$2	$35	$—	$—	$1,696
Criticized	—	—	20	25	—	13	10	—	—	68
Nonperforming	—	—	12	10	7	—	5	—	—	34
Total cash flow dependent - SLBO	$875	$384	$284	$107	$83	$15	$50	$—	$—	$1,798
Innovation C&I:
Risk rating:
Pass	$2,230	$1,058	$288	$123	$58	$—	$2,411	$—	$—	$6,168
Criticized	64	130	62	12	—	—	236	—	—	504
Nonperforming	—	—	—	—	—	—	1	—	—	1
Total Innovation C&I	$2,294	$1,188	$350	$135	$58	$—	$2,648	$—	$—	$6,673
Private bank:
Risk rating:
Pass	$2,952	$2,015	$1,122	$520	$432	$952	$705	$8	$—	$8,706
Criticized	—	—	2	—	2	9	3	—	—	16
Nonperforming	—	—	2	9	—	8	2	—	—	21
Total private bank	$2,952	$2,015	$1,126	$529	$434	$969	$710	$8	$—	$8,743
CRE
Risk rating:
Pass	$326	$215	$344	$155	$236	$868	$110	$2	$—	$2,256
Criticized	3	39	114	37	47	139	18	12	—	409
Nonperforming	—	—	5	—	—	—	—	—	—	5
Total CRE	$329	$254	$463	$192	$283	$1,007	$128	$14	$—	$2,670
Premium wine:
Risk rating:
Pass	$217	$112	$156	$69	$71	$162	$125	$34	$—	$946
Criticized	1	7	11	9	—	—	11	—	—	39
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total Premium wine	$218	$119	$167	$78	$71	$162	$136	$34	$—	$985
Other C&I
Risk rating:
Pass	$181	$175	$82	$86	$28	$301	$350	$11	$—	$1,214

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Criticized	5	6	6	7	2	—	8	5	—	39
Nonperforming	—	—	—	2	—	1	1	—	—	4
Total other C&I	$186	$181	$88	$95	$30	$302	$359	$16	$—	$1,257
Other:
Risk rating:
Pass	$61	$144	$82	$20	$14	$—	$7	$—	$(21)	$307
Criticized	—	7	1	—	2	—	—	—	—	10
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total other	$61	$151	$83	$20	$16	$—	$7	$—	$(21)	$317
PPP:
Risk rating:
Pass	$226	$72	$—	$—	$—	$—	$—	$—	$—	$298
Criticized	22	9	—	—	—	—	—	—	—	31
Nonperforming	2	—	—	—	—	—	—	—	—	2
Total PPP	$250	$81	$—	$—	$—	$—	$—	$—	$—	$331
Total loans	$11,032	$5,880	$3,045	$1,279	$1,006	$2,462	$41,516	$77	$(21)	$66,276
(1)     These amounts consist of fees and clearing items that have not yet been allocated at the loan level.

	Term Loans by Origination Year
December 31, 2020 (Dollars in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Global fund banking:
Risk rating:
Pass	$440	$48	$69	$23	$2	$6	$24,947	$2	$25,537
Criticized	—	—	—	—	—	—	—	6	6
Nonperforming	—	—	—	—	—	—	—	—	—
Total global fund banking	$440	$48	$69	$23	$2	$6	$24,947	$8	$25,543
Investor dependent:
Early stage:
Risk rating:
Pass	$667	$370	$121	$32	$1	$1	$96	$1	$1,289
Criticized	47	73	26	10	4	—	19	—	179
Nonperforming	2	9	5	1	—	—	1	—	18
Total early stage	$716	$452	$152	$43	$5	$1	$116	$1	$1,486
Growth stage:
Risk rating:
Pass	$1,746	$696	$316	$61	$5	$9	$325	$8	$3,166
Criticized	65	103	56	9	—	7	47	—	287
Nonperforming	17	3	4	3	—	—	6	—	33
Total growth stage	$1,828	$802	$376	$73	$5	$16	$378	$8	$3,486
Total investor dependent	$2,544	$1,254	$528	$116	$10	$17	$494	$9	$4,972
Cash flow dependent - SLBO:
Risk rating:
Pass	$791	$452	$274	$167	$37	$—	$75	$—	$1,796
Criticized	—	70	39	22	13	—	9	—	153
Nonperforming	—	12	16	7	—	—	5	—	40
Total cash flow dependent - SLBO	$791	$534	$329	$196	$50	$—	$89	$—	$1,989
Innovation C&I:
Risk rating:
Pass	$1,718	$703	$378	$152	$39	$—	$1,791	$1	$4,782
Criticized	75	72	34	4	—	—	163	—	348
Nonperforming	—	—	5	—	—	—	1	—	6
Total Innovation C&I	$1,793	$775	$417	$156	$39	$—	$1,955	$1	$5,136
Private bank:
Risk rating:
Pass	$1,878	$1,153	$394	$353	$295	$406	$382	$1	$4,862

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Criticized	3	10	5	1	5	8	1	—	33
Nonperforming	—	—	3	—	—	2	1	—	6
Total private bank	$1,881	$1,163	$402	$354	$300	$416	$384	$1	$4,901
Premium wine:
Risk rating:
Pass	$127	$194	$71	$79	$115	$154	$135	$36	$911
Criticized	18	24	36	10	13	6	34	—	141
Nonperforming	—	—	—	—	1	—	—	—	1
Total Premium wine	$145	$218	$107	$89	$129	$160	$169	$36	$1,053
Other:
Risk rating:
Pass	$—	$16	$11	$—	$—	$1	$—	$—	$28
Criticized	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	—	—	—	—	—	—	—
Total other	$—	$16	$11	$—	$—	$1	$—	$—	$28
PPP:
Risk rating:
Pass	$1,456	$—	$—	$—	$—	$—	$—	$—	$1,456
Criticized	103	—	—	—	—	—	—	—	103
Nonperforming	—	—	—	—	—	—	—	—	—
Total PPP	$1,559	$—	$—	$—	$—	$—	$—	$—	$1,559
Total loans	$9,153	$4,008	$1,863	$934	$530	$600	$28,038	$55	$45,181

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Allowance for Credit Losses: Loans
For the year ending December 31, 2021, the ACL for loans decreased by $26 million, driven primarily by net charge-offs, improved economic conditions within our forecasted assumptions and enhancements made to our allowance model, which were partially offset by growth in our loan portfolio, both from the acquisition of Boston Private and organic growth.
The Moody's Analytics December 2021 forecast was utilized in our quantitative model for the ACL as of December 31, 2021 for both SVB and Boston Private loans. The forecast assumptions included an improvement in the unemployment rate and a strong forecasted gross domestic product growth rate, both of which were a result of ongoing economic stabilization as the pandemic's impact begins to subside. We determined the forecast to be a reasonable view of the outlook for the economy given the available information at current year end. To the extent we identified credit risk considerations that were not captured by the Moody's Analytics December 2021 forecast, we addressed the risk through management's qualitative adjustments to our ACL.
The enhancements made to our reserving model were made in normal course, with the primary enhancements being the addition of two years of portfolio data, more granular prepayment models and the re-selection of macroeconomic variables.
The following tables summarize the activity relating to our ACL for loans for 2021, 2020 and 2019 broken out by portfolio segment:

Year ended December 31, 2021	Beginning Balance December 31, 2020	Initial Allowance on PCD Loans	Charge-offs	Recoveries	Provision (Reduction) for Loans (1)	Ending Balance December 31, 2021
(Dollars in millions)
Global fund banking (2)	$46	$—	$(80)	$—	$101	$67
Investor dependent	213	—	(46)	18	(39)	146
Cash flow dependent and Innovation C&I	125	—	(8)	6	(5)	118
Private bank	53	1	(3)	—	(18)	33
CRE	—	17	—	—	19	36
Other C&I	—	4	—	—	10	14
Premium wine and other	9	—	(1)	—	—	8
PPP	2	—	—	—	(2)	—
Total ACL	$448	$22	$(138)	$24	$66	$422

(1)The provision for loans for the year ended December 31, 2021 includes a post-combination initial provision of $44 million related to non-PCD loans from the Boston Private acquisition.
(2)Global fund banking activity for the year ended December 31, 2021 includes the impact of an $80 million charge-off related to fraudulent activity on one loan as disclosed in previous filings.

Year ended December 31, 2020	Beginning Balance December 31, 2019	Impact of Adopting ASC 326	Charge-offs	Recoveries	Provision (Reduction) for Loans	Foreign Currency Translation Adjustments	Ending Balance December 31, 2020
(Dollars in millions)
Global fund banking	$107	$(70)	$—	$—	$9	$—	$46
Investor dependent	82	72	(89)	25	125	(2)	213
Cash flow dependent and Innovation C&I	81	(1)	(11)	3	53	—	125
Private bank	22	12	(2)	—	21	—	53
Premium wine and other	13	12	(1)	1	(21)	5	9
PPP	—	—	—	—	2	—	2
Total ACL	$305	$25	$(103)	$29	$189	$3	$448

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year ended December 31, 2019	Beginning Balance at December 31, 2018	Charge-offs	Recoveries	Provision (Reduction) for Loans	Foreign Currency Translation Adjustments	Ending Balance at December 31, 2019
(Dollars in millions)
Global fund banking	$94	$(2)	$2	$13	$—	$107
Total investor dependent	72	(85)	14	81	—	82
Cash flow dependent and Innovation C&I	88	(3)	5	(9)	—	81
Private bank	21	(1)	—	2	—	22
Premium wine and other	7	(2)	—	7	1	13
Total ACL	$282	$(93)	$21	$94	$1	$305

The following table summarizes the aging of our loans broken out by class of financing receivables as of December 31, 2021 and December 31, 2020:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	Equal to or Greater Than 90 Days Past Due	Total Past Due	Current	Total	Loans Past Due 90 Days or More Still Accruing Interest
December 31, 2021:
Global fund banking	$—	$—	$—	$—	$37,958	$37,958	$—
Investor dependent:
Early stage	6	5	—	11	1,582	1,593	—
Growth stage	16	—	—	16	3,935	3,951	—
Total investor dependent	22	5	—	27	5,517	5,544	—
Cash flow dependent - SLBO	—	—	—	—	1,798	1,798	—
Innovation C&I	7	—	7	14	6,659	6,673	7
Private bank	28	1	12	41	8,702	8,743	—
CRE	1	—	—	1	2,669	2,670	—
Premium wine	3	—	—	3	982	985	—
Other C&I	1	2	1	4	1,253	1,257	—
Other	—	—	—	—	317	317	—
PPP	1	—	—	1	330	331	—
Total loans (1)	$63	$8	$20	$91	$66,185	$66,276	$7
December 31, 2020:
Global fund banking	$28	$—	$—	$28	$25,515	$25,543	$—
Investor dependent:
Early stage	6	2	—	8	1,478	1,486	—
Growth stage	11	—	1	12	3,474	3,486	—
Total investor dependent	17	2	1	20	4,952	4,972	—
Cash flow dependent - SLBO	—	—	—	—	1,989	1,989	—
Innovation C&I	7	1	—	8	5,128	5,136	—
Private bank	4	4	—	8	4,893	4,901	—
Premium wine	3	—	1	4	1,049	1,053	—
Other	—	—	—	—	28	28	—
PPP	—	—	—	—	1,559	1,559	—
Total loans	$59	$7	$2	$68	$45,113	$45,181	$—

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Nonaccrual Loans
The following table summarizes our nonaccrual loans with no ACL at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(Dollars in millions)	Nonaccrual Loans	Nonaccrual Loans with no ACL	Nonaccrual Loans	Nonaccrual Loans with no ACL
Investor dependent:
Early stage	$11	$—	$18	$—
Growth stage	6	—	33	3
Total investor dependent	17	—	51	3
Cash flow dependent - SLBO	34	—	40	—
Innovation C&I	1	1	6	1
Private bank	21	8	6	3
CRE	5	—	—	—
Premium wine	—	—	1	1
Other C&I	4	—	—	—
PPP	2	—	—	—
Total nonaccrual loans (1)	$84	$9	$104	$8

(1)Nonaccrual loans at December 31, 2021 include $20 million of loans that were acquired from Boston Private.

Troubled Debt Restructurings
As of December 31, 2021, we had 62 TDRs with a total carrying value of $96 million where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. There were no unfunded commitments available for funding to the clients associated with these TDRs as of December 31, 2021.
The following table summarizes our loans modified in TDRs, broken out by class of financing receivables, at December 31, 2021 and 2020:

(Dollars in millions)	December 31, 2021	December 31, 2020
Loans modified in TDRs:
Investor dependent:
Early stage	$12	$7
Growth stage	3	29
Total investor dependent	15	36
Cash flow dependent - SLBO	34	22
Innovation C&I	—	1
Private bank	12	—
CRE	33	—
Premium wine	—	2
Other C&I	2	—
Total loans modified in TDRs during the period (1)	$96	$61

(1)Loans modified in TDRs at December 31, 2021 include 51 loans with a total balance of $47 million that were acquired from Boston Private.
The following table summarizes the recorded investment in loans modified in TDRs, broken out by class of financing receivables, for modifications made during 2021, 2020 and 2019:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Loans modified in TDRs during the period:
Investor dependent:
Early stage	$12	$6	$9
Growth stage	—	26	20
Total investor dependent	12	32	29
Cash flow dependent - SLBO	12	22	48
Innovation C&I	—	1	—
Private bank	4	—	2
CRE	29	—	—
Premium wine	—	1	11
Total loans modified in TDRs during the period (1) (2) (3)	$57	$56	$90

(1)For the years ended December 31, 2021 and December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Loan amounts for the year ended December 31, 2019, are disclosed using the gross basis in accordance with the previous methodology.
(2)Loans modified in TDRs during 2021 include $33 million of loans acquired from Boston Private that were modified in TDRs.
(3)There were $6 million, $31 million and $11 million of partial charge-offs during 2021, 2020 and 2019, respectively.
During 2021, $31 million of new TDRs were modified through payment deferrals granted to our clients, $2 million were modified through interest rate reductions, $2 million were modified through settlements, and $22 million were modified through a combination of the above. During 2020, $55 million of new TDRs were modified through payment deferrals and $1 million were modified through partial forgiveness of principal. During 2019, new TDRs of $87 million were modified through payment deferrals and $3 million were modified through partial forgiveness of principal.
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during 2021, 2020 and 2019:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
TDRs modified within the previous 12 months that defaulted during the period:
Investor dependent
Growth stage	$—	$—	$11
Total investor dependent	—	—	11
Cash flow dependent - SLBO	—	—	37
Premium wine	—	1	—
Total TDRs modified within the previous 12 months that defaulted in the period (1)	$—	$1	$48

(1)For the years ended December 31, 2021 and December 31, 2020, loan amounts are disclosed using the amortized cost basis as a result of the adoption of CECL. Loan amounts for the year ended December 31, 2019, are disclosed using the gross basis in accordance with the previous methodology.

Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the ACL for loans, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and nonaccrual loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology for TDRs was necessary to determine the ACL for loans as of December 31, 2021.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Allowance for Credit Losses: Unfunded Credit Commitments
We maintain a separate ACL for unfunded credit commitments that is determined using a methodology that is inherently similar to the methodology used for calculating the ACL for loans. At December 31, 2021, our ACL estimates utilized the Moody's economic forecasts from December 2021 as described above. The ACL for unfunded commitments increased by $50 million from the prior year, driven primarily by growth in our outstanding commitments and compositional changes in our portfolio.
The following table summarizes the activity relating to our ACL for unfunded credit commitments for 2021, 2020 and 2019:

	December 31,
(Dollars in millions)	2021	2020	2019
ACL: unfunded credit commitments, beginning balance	$121	$68	$55
Impact of adopting ASC 326	—	23	—
Provision for credit losses (1)	50	30	13
ACL: unfunded credit commitments, ending balance (2)	$171	$121	$68

(1)The provision for credit losses for unfunded credit commitments for 2021 includes a post-combination initial provision of $2 million related to commitments acquired from Boston Private.
(2)The “ACL: unfunded credit commitments” is included as a component of “other liabilities” on our consolidated balance sheets. See Note 21—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” for additional disclosures related to our commitments to extend credit.
11.     Premises and Equipment
Premises and equipment at December 31, 2021 and 2020 consisted of the following:

	December 31,
(Dollars in millions)	2021	2020
Computer software	$408	$296
Computer hardware	102	92
Leasehold improvements	149	124
Furniture and equipment	53	50
Building	3	—
Total	715	562
Accumulated depreciation and amortization	(445)	(386)
Premises and equipment, net	$270	$176
Depreciation and amortization expense for premises and equipment was $64 million, $53 million and $42 million for the years ended 2021, 2020 and 2019, respectively.
12. Leases
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Total recorded balances for the lease assets and liabilities are as follows:

	December 31,
(Dollars in millions)	2021	2020
Assets:
Right-of-use assets - operating leases	$313	$210
Liabilities:
Lease liabilities - operating leases	388	259
The components of our lease cost and supplemental cash flow information related to leases for the year ended December 31, 2021 and 2020 were as follows:

	December 31,
(Dollars in millions)	2021	2020
Operating lease cost	$90	$69
Short-term lease cost	—	1
Variable lease cost	4	4
Less: sublease income	(4)	(2)
Total lease expense, net	$90	$72
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases	$66	$50
Noncash items during the period:
Lease obligations in exchange for obtaining right-of-use assets:
Operating leases	$187	$75

The table below presents additional information related to the Company's leases as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Weighted-average remaining term (in years) - operating leases	7.29	6.05
Weighted-average discount rate - operating leases (1)	1.83%	2.38%

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents our undiscounted future cash payments for our operating lease liabilities as of December 31, 2021:

Years ended December 31, (Dollars in millions)	Operating Leases
2022	$77
2023	77
2024	62
2025	50
2026	38
2027 and thereafter	112
Total lease payments	$416
Less: imputed interest	(28)
Total lease liabilities	$388
Lease Exits
Following the acquisition of Boston Private, we decided to exit various leased office locations during 2021 and market these spaces for sublease. When a company plans to utilize an ROU asset for less than it was initially intended, ASC 842, Leases, requires an evaluation for impairment and disclosure in accordance with ASC 360-10-45-2, Impairment or Disposal of Long-Lived Assets. We have recognized $39 million of impairment charges related to these leased office locations during 2021. We included impairment and lease exit related expenses in the “Merger-related charges” in our Consolidated Statement of Income for the year ended December 31, 2021.
13.     Goodwill and Other Intangible Assets
Goodwill
Goodwill was $375 million at December 31, 2021 compared to $143 million at December 31, 2020, which was a result of additional goodwill recognized for the acquisitions of Boston Private effective July 1, 2021 and MoffettNathanson LLC effective December 10, 2021.
The changes in goodwill were as follows for the years ended December 31, 2021 and 2020:

(Dollars in millions)	Goodwill
Beginning balance at December 31, 2019	$138
Acquisitions	5
Ending balance at December 31, 2020	$143
Acquisitions	232
Ending balance at December 31, 2021	$375
During 2021, we completed our annual goodwill impairment test as of September 30, 2021, as a result, we determined there was no impairment as of December 31, 2021. For more information on our annual impairment policies, see Note 2—“Summary of Significant Accounting Policies."
Other Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
(Dollars in millions)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$135	$16	$119	$42	$8	$34
Other	57	16	41	36	9	27
Total other intangible assets, net	$192	$32	$160	$78	$17	$61

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the year ended December 31, 2021, we recorded amortization expense of $15 million. Assuming no future impairments of other intangible assets or additional acquisitions or dispositions, the following table presents the Company's future expected amortization expense for other intangible assets that will continue to be amortized as of December 31, 2021:

Years ended December 31, (Dollars in millions)	Other Intangible Assets
2022	$25
2023	22
2024	20
2025	17
2026 and thereafter	76
Total future amortization expense	$160
14.     Deposits
The following table presents the composition of our deposits at December 31, 2021 and 2020:

	December 31,
(Dollars in millions)	2021	2020
Noninterest-bearing demand	$125,851	$66,519
Interest-bearing checking and savings accounts	5,106	4,801
Money market	54,842	28,406
Money market deposits in foreign offices	696	617
Sweep deposits in foreign offices	969	951
Time	1,739	688
Total deposits	$189,203	$101,982
The aggregate amount of time deposit accounts individually equal to or greater than $250,000 totaled $1.6 billion and $682 million at December 31, 2021 and 2020, respectively. At December 31, 2021, time deposit accounts individually equal to or greater than $250,000 totaling $1.6 billion were scheduled to mature within one year.
15.     Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at December 31, 2021 and December 31, 2020:

			Carrying Value
(Dollars in millions)	Maturity	Principal value at December 31, 2021	December 31, 2021	December 31, 2020
Short-term borrowings:
Securities sold under agreement to repurchase	(1)	$61	$61	$—
Other short-term borrowings	(2)	60	60	21
Total short-term borrowings			$121	$21
Long-term debt:
3.50% Senior Notes due 2025	January 29, 2025	$350	$349	$349
3.125% Senior Notes due 2030	June 5, 2030	500	496	495
1.800% Senior Notes due 2031	February 2, 2031	500	494	—
2.100% Senior Notes due 2028	May 15, 2028	500	496	—
1.800% Senior Notes due 2026	October 28, 2026	650	645	—
Junior subordinated debentures	Various	100	90	—
Total long-term debt			$2,570	$844

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(1)Securities sold under repurchase agreements are effectively short-term borrowings collateralized by U.S. Treasury securities and U.S. agency securities.
(2)Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.
The aggregate annual maturities of long-term debt obligations as of December 31, 2021 are as follows:

Year ended December 31, (Dollars in millions)	Amount
2022	$—
2023	—
2024	—
2025	349
2026	645
2027 and thereafter	1,576
Total	$2,570
Interest expense related to short-term borrowings and long-term debt was $48 million, $25 million and $35 million in 2021, 2020 and 2019, respectively. The weighted average interest rate associated with our short-term borrowings was 0.2 percent as of December 31, 2021 and 0.8 percent as of December 31, 2020.
Short-term Borrowings
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of December 31, 2021, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $7.3 billion, of which $6.3 billion was available to support additional borrowings. As of December 31, 2021, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $0.8 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $2.2 billion at December 31, 2021. Our total unused and available borrowing capacity under our master repurchase agreements with various financial institutions totaled $5.5 billion at December 31, 2021.
Long-term Debt
3.50% Senior Notes
In January 2015, SVB Financial issued $350 million of 3.50% Senior Notes due in January 2025 ("3.50% Senior Notes"). We received net proceeds of approximately $346 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.50% Senior Notes at December 31, 2021 was $349 million, which is reflective of $1 million of debt issuance costs and a discount of less than $1 million.
3.125% Senior Notes
On June 5, 2020, the Company issued $500 million of 3.125% Senior Notes due in June 2030 ("3.125% Senior Notes"). The 3.125% Senior Notes may be redeemed by us, at our option, at any time prior to March 5, 2030, at a redemption price equal to the full aggregate principal amount plus a “make-whole” premium payment. We received net proceeds from this offering of approximately $496 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.125% Senior Notes at December 31, 2021 was $496 million, which is reflective of $4 million of debt issuance costs and a discount of less than $1 million.
1.800% Senior Notes
On February 2, 2021 the Company issued $500 million of 1.800% Senior Notes due February 2031 ("1.800% Senior Notes due 2031"), with interest payments starting August 2, 2021, and payable every February 2nd and August 2nd. The notes are senior unsecured obligations of SVB Financial Group and rank equally with all of our other unsecured and unsubordinated indebtedness. We received net proceeds from this offering of approximately $494 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 1.800% Senior Notes due 2031 at December 31, 2021 was $494 million, which is reflective of $4 million of debt issuance costs and a $2 million discount.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
2.100% Senior Notes
On May 13, 2021 the Company issued $500 million of 2.100% Senior Notes due May 2028 ("2.100% Senior Notes"), with interest payments starting November 15, 2021, and payable every May 15th and November 15th. The notes are senior unsecured obligations of SVB Financial Group and rank equally with all of our other unsecured and unsubordinated indebtedness. We received net proceeds from this offering of approximately $496 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 2.100% Senior Notes at December 31, 2021 was $496 million, which is reflective of $3 million of debt issuance costs and a $1 million discount.
1.800% Senior Notes
On October 28, 2021 the Company issued $650 million of 1.800% Senior Notes due October 2026 ("1.800% Senior Notes due 2026"), with interest payments starting April 28, 2022. The notes are senior unsecured obligations of SVB Financial Group and rank equally with all of our other unsecured and unsubordinated indebtedness. We received net proceeds from this offering of approximately $644 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 1.800% Senior Notes due 2026 at December 31, 2021 was $645 million, which is reflective of $4 million of debt issuance costs and a $1 million discount.
Junior Subordinated Debentures
On July 1, 2021, SVB Financial Group assumed two statutory trusts during the merger with Boston Private. These trusts were formed for the purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures. These statutory trusts created by legacy Boston Private are not consolidated within the financial statements, however the total junior subordinated debentures payable to the preferred stockholders of statutory trusts are reported as long-term debt in the financial statements.
The preferred securities represent an undivided beneficial interest in the assets of the trusts. We own all of the trusts' common securities. The trusts' only assets are the junior subordinated debentures issued to it by Boston Private on substantially the same payment terms as the trusts' preferred securities.
Boston Private Capital Trust II Junior Subordinated Debentures ("Trust II")
As of December 31, 2021 there are $100 million of trust preferred securities outstanding. The preferred trust securities issued by Trust II pay interest quarterly based on a floating three-month rate of LIBOR plus 1.68% which are cumulative. So long as the Company is not in default in the payment of interest on the junior subordinated debentures, the Company has the right under the indenture to defer payments of interest for up to 20 consecutive quarterly periods. The Company does not currently intend to exercise its right to defer interest payments on the junior debentures issued to Trust II. If the Company defers interest payments, it would be subject to certain restrictions relating to the payment of dividends on or purchases of its capital stock and payments on its debt securities ranking equal with or junior to the junior subordinated debentures. The effective interest rate on the junior subordinated debentures was 1.898%. The junior subordinated debentures will mature on December 30, 2035. As of December 31, 2021, the carrying value of the Company's investment in Trust II was $3 million, which represents the total amount of common securities in such trust.
Boston Private Capital Trust I Junior Subordinated Debenture ("Trust I")
As of December 31, 2021 there are less than $1 million of the convertible trust preferred securities outstanding. The convertible trust preferred securities issued by Trust I pay interest quarterly and have a fixed distribution rate of 4.875%. The quarterly distributions are cumulative. The effective interest rate for the junior subordinated debentures was 4.875%. The junior subordinated convertible debentures will mature on October 1, 2034. As of December 31, 2021, the carrying value of the Company's investment in Trust I was $3 million, which represents the total amount of common securities in such trust.
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
The following table summarizes the amortized cost basis of hedged assets that are designated and qualify as fair value hedges and the cumulative amount of fair value hedging adjustments included in the carrying value that have been recorded on our consolidated balance sheets as of December 31, 2021:

	December 31, 2021
(Dollars in millions)	Amortized Cost Basis of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (2)
AFS securities (1)	$15,260	$(125)

(1)These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $11.2 billion, the amounts of the designated hedged items was $6.7 billion and the cumulative basis adjustments associated with these hedging relationships was $83 million.
(2)The balance includes $6 million of hedging adjustments on discontinued hedging relationships at December 31, 2021.

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
We assess hedge effectiveness under ASC 815 on a quarterly basis to ensure all hedges remain highly effective to ensure hedge accounting under ASC 815 can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge per ASC 815, any amounts remaining as gain or loss in AOCI are reclassified into earnings in the line item "loans" as part of interest income, a component of consolidated net income. As of March 31, 2020, all derivatives previously classified as hedges with notional balances totaling $5.0 billion and a net asset fair value of $228 million were terminated. As of December 31, 2021, the total unrealized gains on terminated cash flow hedges remaining in AOCI is $116 million, or $83 million net of tax. The unrealized gains will be reclassified into interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The total remaining term over which the unrealized gains will be reclassified into earnings is approximately three years.
Currency Exchange Risk

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
The total notional or contractual amounts and fair value of our derivative financial instruments at December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021			December 31, 2020
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in millions)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps (2)	$10,700	$18	$—	$—	$—	$—
Interest rate swaps	—	—	—	—	—	—
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards and swaps	701	16	—	68	—	—
Foreign exchange forwards and swaps	62	—	2	567	—	20
Other derivative instruments:
Equity warrant assets	322	277	—	253	203	—
Client foreign exchange forwards and swaps	8,245	146	—	8,026	215	—
Client foreign exchange forwards and swaps	7,764	—	126	7,491	—	188
Client foreign currency options	688	9	—	98	2	—
Client foreign currency options	688	—	9	98	—	2
Client interest rate derivatives	2,178	99	—	1,082	68	—
Client interest rate derivatives (2)	2,315	—	101	1,251	—	27
Total derivatives not designated as hedging instruments		547	238		488	237
Total derivatives		$565	$238		$488	$237

(1)Derivative assets and liabilities are included in "accrued interest receivable and other assets" and "other liabilities", respectively, on our consolidated balance sheets.
(2)The amount reported reflects reductions of approximately $112 million of derivative assets and $45 million of derivative liabilities at December 31, 2021 and 2020, respectively, reflecting variation margin treated as settlement of the related derivative fair values for legal and accounting purposes as required by central clearing houses.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A summary of our derivative activity and the related impact on our consolidated statements of income for 2021, 2020 and 2019 is as follows:

		Year ended December 31,
(Dollars in millions)	Statement of income location	2021	2020	2019
Derivatives designated as hedging instruments:
Interest rate risks:
Amounts reclassified from AOCI into income	Interest income - loans	$63	$50	$(5)
Change in fair value of interest rate swaps hedging investment securities	Interest income - investment securities taxable	138	—	—
Change in fair value of hedged investment securities	Interest income - investment securities taxable	(139)	—	—
Net gains (losses) associated with interest rate risk derivatives		$62	$50	$(5)
Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluations of internal foreign currency instruments, net	Other noninterest income	$(43)	$39	$1
Gains (losses) on internal foreign exchange forward contracts, net	Other noninterest income	43	(40)	(2)
Net losses associated with internal currency risk		$—	$(1)	$(1)
Other derivative instruments:
Gains (losses) on revaluations of client foreign currency instruments, net	Other noninterest income	$17	$3	$(15)
(Losses) gains on client foreign exchange forward contracts, net	Other noninterest income	(17)	(3)	16
Net gains associated with client currency risk		$—	$—	$1
Net gains on equity warrant assets	Gains on equity warrant assets, net	$560	$237	$138
Net gains (losses) on other derivatives	Other noninterest income	$2	$28	$(1)

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
The following table summarizes our assets subject to enforceable master netting arrangements as of December 31, 2021 and 2020:

(Dollars in millions)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
				Financial Instruments	Cash Collateral Received (1)
December 31, 2021:
Derivative Assets:
Interest rate swaps	$18	$—	$18	$—	$(13)	$5
Foreign exchange forwards and swaps	162	—	162	(77)	(32)	53
Foreign currency options	9	—	9	(1)	(7)	1
Client interest rate derivatives	99	—	99	(91)	(8)	—
Total derivative assets:	288	—	288	(169)	(60)	59
Reverse repurchase, securities borrowing, and similar arrangements	607	—	607	(607)	—	—
Total	$895	$—	$895	$(776)	$(60)	$59
December 31, 2020:
Derivative Assets:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign exchange forwards and swaps	215	—	215	(76)	(21)	118
Foreign currency options	2	—	2	(1)	—	1
Client interest rate derivatives	68	—	68	(68)	—	—
Total derivative assets:	285	—	285	(145)	(21)	119
Reverse repurchase, securities borrowing, and similar arrangements	227	—	227	(227)	—	—
Total	$512	$—	$512	$(372)	$(21)	$119

(1)Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table summarizes our liabilities subject to enforceable master netting arrangements as of December 31, 2021 and 2020:

(Dollars in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
				Financial Instruments	Cash Collateral Pledged (1)
December 31, 2021:
Derivative Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign exchange forwards and swaps	128	—	128	(55)	(4)	69
Foreign currency options	9	—	9	(2)	—	7
Client interest rate derivatives	101	—	101	(44)	(57)	—
Total derivative liabilities:	238	—	238	(101)	(61)	76
Repurchase, securities lending, and similar arrangements	61	—	61	—	—	61
Total	$299	$—	$299	$(101)	$(61)	$137
December 31, 2020:
Derivative Liabilities:
Interest rate swaps	$—	$—	$—	$—	$—	$—
Foreign exchange forwards and swaps	208	—	208	(84)	(45)	79
Foreign currency options	2	—	2	(1)	—	1
Client interest rate derivatives	27	—	27	—	(26)	1
Total derivative liabilities:	237	—	237	(85)	(71)	81
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$237	$—	$237	$(85)	$(71)	$81

(1)Cash collateral pledged to our counterparties in relation to market value exposures of derivative contracts in a liability position and repurchase agreements are recorded as a component of “cash and cash equivalents" on our consolidated balance sheets.
17.     Noninterest Income
All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. Included below is a summary of noninterest income for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Noninterest income:
Gains on investment securities, net	$761	$421	$135
Gains on equity warrant assets, net	560	237	138
Client investment fees	75	132	182
Wealth management and trust fees	44	—	—
Foreign exchange fees	262	179	159
Credit card fees	131	98	119
Deposit service charges	112	90	89
Lending related fees	76	57	50
Letters of credit and standby letters of credit fees	51	47	43
Investment banking revenue	459	414	195
Commissions	79	67	56
Other	128	98	55
Total noninterest income	$2,738	$1,840	$1,221

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
Our non-marketable and other equity securities portfolio primarily represents investments in venture capital and private equity funds, our China Joint Venture, debt and credit funds, private and public portfolio companies, which include public equity securities held as a result of exercised equity warrant assets and qualified affordable housing projects. We experience variability in the performance of our non-marketable and other equity securities from period to period, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains from non-marketable and other equity securities for any single period are typically driven by valuation changes.
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
Gains on investment securities are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our investment-related activities. A summary of gains and losses on investment securities for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Gains on non-marketable and other equity securities, net	$730	$360	$139
Gains (losses) on sales of AFS debt securities, net	31	61	(4)
Total gains on investment securities, net	$761	$421	$135
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Gains on equity warrant assets are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of net gains on equity warrant assets for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Equity warrant assets:
Gains on exercises, net	$446	$179	$107
Terminations	(2)	(2)	(4)
Changes in fair value, net	116	60	35
Total net gains on equity warrant assets	$560	$237	$138
Client investment fees
Client investment fees include fees earned from discretionary investment management services for substantially all clients, managing clients’ portfolios based on their investment policies, strategies and objectives and investment advisory fees. Revenue is recognized on a monthly basis upon completion of our performance obligation and consideration is typically received in the subsequent month. Included in our sweep money market fees are Rule 12(b)-1 fees, revenue sharing and customer transactional-based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period, typically monthly. Transactional based fees are earned and recognized on fixed income securities when the transaction is executed on the clients' behalf. Amounts paid to third-party service providers are predominantly expensed, such that client investment fees are recorded gross of payments made to third parties. A summary of client investment fees by instrument type for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Client investment fees by type:
Sweep money market fees	$43	$74	$104
Asset management fees (1)	31	43	29
Repurchase agreement fees	1	15	49
Total client investment fees (2)	$75	$132	$182

(1)Represents fees earned from investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Represents fees earned on client investment funds which are maintained at third-party financial institutions and are not recorded on our balance sheet.
Wealth management and trust fees
Wealth management and trust fees was a new core fee income line item in the third quarter of 2021 reflective of the acquisition of Boston Private. These fees are earned for providing wealth management, retirement plan advisory, family office, financial planning, trust services and other financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter market value of the Private Bank AUM and the applicable fee rate, depending on the terms of the contracts. Fees are also recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the Private Bank AUM and the applicable fee rate, depending on the terms of the contracts. No performance-based incentives are earned under wealth management contracts. Receivables are recorded on the Consolidated Balance Sheets in the "Accrued interest receivable and other assets" line item.
Trust fees are earned when the Company is appointed as trustee for clients. As trustee, the Company administers the client’s trust and manages the assets of the trust, including investments and property. The Company’s performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly or, in certain circumstances, quarterly based on a percentage of the market value of the account as outlined in the agreement. Payment frequency is defined in the individual contracts, which primarily stipulate that payment be monthly in arrears. No performance-based incentives are earned on trust fee contracts. Receivables are recorded on the Consolidated Balance Sheets in the "Accrued interest receivable and other assets" line item. A summary of wealth management and trust fees for 2021, 2020 and 2019 is as follows:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Wealth management and trust fees by type:
Wealth management fees	$40	$—	$—
Trust fees	4	—	—
Total wealth management and trust fees	$44	$—	$—
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
Forward contract and option premium fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of foreign exchange fee income by instrument type for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Foreign exchange fees by instrument type:
Spot contract commissions	$240	$158	$146
Forward contract commissions	20	20	13
Option premium fees	2	1	—
Total foreign exchange fees	$262	$179	$159
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
Annual card service fees are recognized on a straight-line basis over a 12-month period and continue to be accounted for under ASC 310 - Receivables. A summary of credit card fees by instrument type for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Credit card fees by instrument type:
Card interchange fees, net	$108	$76	$94
Merchant service fees	18	18	18
Card service fees	5	4	7
Total credit card fees	$131	$98	$119
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
Lending related fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our lending-related activities. A summary of lending related fees by instrument type for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Lending related fees by instrument type:
Unused commitment fees	$59	$42	$35
Other	17	15	15
Total lending related fees	$76	$57	$50
Letters of credit and standby letters of credit fees
Standby letters of credit represent conditional commitments issued by us on behalf of a client to guarantee the performance of the client to a third party when certain specified future events have occurred. Fees generated from letters of credit and standby letters of credit are deferred as a component of other liabilities and recognized in noninterest income over the commitment period using the straight-line method, based on the likelihood that the commitment being drawn down will be remote. Letters of credit and standby letters of credit fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our lending related activities.
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
A summary of investment banking revenue by instrument type for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Investment banking revenue:
Underwriting fees	$304	$353	$153
Advisory fees	90	40	38
Private placements and other	65	21	4
Total investment banking revenue	$459	$414	$195
Commissions
Commissions include commissions received from clients for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation and the transaction price is fixed at the point in time or trade order execution. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis. The Company also earns subscription fees for market intelligence services that are recognized over the period in which they are delivered. Fees received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in other liabilities in our consolidated balance sheet. Commissions are presented in the "Disaggregation of revenue from contracts with customers" table below.

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
A summary of other noninterest income by instrument type for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Other noninterest income by instrument type:
Fund management fees	$67	$39	$33
Net losses on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	—	(1)	—
Losses on extinguishment of debt	—	—	(9)
Gains from conversion of convertible debt options	—	30	—
Other service revenue	61	30	31
Total other noninterest income	$128	$98	$55

(1)Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Disaggregation of Revenue from Contracts with Customers
The following tables present our revenues from contracts with customers disaggregated by revenue source and segment for the years ended December 31, 2021, 2020, and 2019:

Year ended December 31, 2021	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Securities (2)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$73	$2	$—	$—	$—	$75
Wealth management and trust fees	—	44	—	—	—	44
Spot contract commissions	237	2	—	—	1	240
Card interchange fees, gross	199	—	—	—	2	201
Merchant service fees	18	—	—	—	—	18
Deposit service charges	109	1	—	—	2	112
Investment banking revenue	—	—	—	459	—	459
Commissions	—	—	—	79	—	79
Fund management fees	—	—	62	5	—	67
Performance fees	—	—	13	—	—	13
Correspondent bank rebates	6	—	—	—	—	6
Total revenue from contracts with customers	$642	$49	$75	$543	$5	$1,314
Revenues outside the scope of ASC 606 (1)	66	7	412	65	874	1,424
Total noninterest income	$708	$56	$487	$608	$879	$2,738

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)GCB’s, SVB Capital’s and SVB Securities' components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Year ended December 31, 2020	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Securities (2)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$129	$3	$—	$—	$—	$132
Spot contract commissions	157	—	—	—	1	158
Card interchange fees, gross	128	—	—	—	2	130
Merchant service fees	18	—	—	—	—	18
Deposit service charges	90	—	—	—	—	90
Investment banking revenue	—	—	—	414	—	414
Commissions	—	—	—	67	—	67
Fund management fees	—	—	32	7	—	39
Performance fees	—	—	4	—	—	4
Correspondent bank rebates	5	—	—	—	—	5
Total revenue from contracts with customers	$527	$3	$36	$488	$3	$1,057
Revenues outside the scope of ASC 606 (1)	79	—	190	9	505	783
Total noninterest income	$606	$3	$226	$497	$508	$1,840

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)GCB’s, SVB Capital’s and SVB Securities' components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year ended December 31, 2019	Global Commercial Bank (2)	SVB Private Bank	SVB Capital (2)	SVB Securities (2)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$180	$2	$—	$—	$—	$182
Spot contract commissions	145	1	—	—	—	146
Card interchange fees, gross	154	—	—	—	1	155
Merchant service fees	18	—	—	—	—	18
Deposit service charges	88	—	—	—	1	89
Investment banking revenue	—	—	—	195	—	195
Commissions	—	—	—	56	—	56
Fund management fees	—	—	27	6	—	33
Correspondent bank rebates	6	—	—	—	—	6
Total revenue from contracts with customers	$591	$3	$27	$257	$2	$880
Revenues outside the scope of ASC 606 (1)	47	1	95	7	191	341
Total noninterest income	$638	$4	$122	$264	$193	$1,221

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)GCB’s and SVB Capital’s components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

18.     Income Taxes
The components of our provision for income taxes for 2021, 2020 and 2019 were as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Current provision:
Federal	$435	$300	$297
State	224	141	132
Deferred expense (benefit):
Federal	3	5	(2)
State	(11)	2	(2)
Income tax expense	$651	$448	$425
Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The reconciliation between the federal statutory income tax rate and our effective income tax rate for 2021, 2020 and 2019, is as follows:

	December 31,
(Dollars in millions)	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of the federal tax effect	7.5	6.8	7.0
Meals and entertainment	0.1	0.1	0.4
Disallowed officers' compensation	0.3	0.2	0.2
FDIC premiums	0.4	0.3	0.2
Share-based compensation expense on incentive stock options and ESPP	(1.6)	(0.3)	(0.6)
Qualified affordable housing project tax credits	(0.2)	(0.5)	(0.3)
Tax-exempt interest income	(1.0)	(0.8)	(0.6)
Other, net	(0.3)	0.2	(0.1)
Effective income tax rate	26.2%	27.0%	27.2%

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred tax assets and liabilities at December 31, 2021 and December 31, 2020, consisted of the following:

	December 31,
(Dollars in millions)	2021	2020
Deferred tax assets:
Allowance for credit losses	$170	$158
Share-based compensation expense	26	16
State income taxes	24	17
Accrued compensation	77	44
Loans and debt securities	113	—
Lease liability	105	70
Other accruals	19	10
Net operating loss	7	7
Goodwill and intangibles	—	3
Foreign tax credit carryforward	—	9
SBA loan fees	3	6
Other	10	8
Deferred tax assets	554	348
Valuation allowance	(7)	(7)
Net deferred tax assets after valuation allowance	547	341

Deferred tax liabilities:
Derivative equity warrant assets	(82)	(71)
Net unrealized gains on cash flow hedge derivatives	(33)	(50)
Net unrealized gains on AFS debt securities	—	(186)
Non-marketable and other equity securities	(219)	(119)
Premises and equipment	(41)	(24)
Right-of-use asset and deferred rent assets	(81)	(52)
Goodwill and intangibles	(24)	—
Contingent payments	(9)	—
Merger-related fair value adjustments	(28)	—
Other	(6)	(11)
Deferred tax liabilities	(523)	(513)
Net deferred tax assets (liabilities)	$24	$(172)
Net Deferred Tax Assets
U.S. federal net operating loss carryforwards totaled $1 million and $2 million for December 31, 2021 and December 31, 2020. Our foreign net operating loss carryforwards totaled $25 million and $25 million at December 31, 2021 and December 31, 2020, respectively. These net operating loss carryforwards expire at various dates beginning in 2022.
Currently, we believe that it is more likely than not that the benefit from the foreign net operating loss carryforwards, which are associated with our Germany and Canada operations, will not be realized in the near term due to uncertainties in the timing of future profitability in the course of business. In recognition of this, we have a valuation allowance of $7 million on the deferred tax assets related to our German and Canadian net operating loss carryforwards as of December 31, 2021. We believe it is more likely than not that the remaining deferred tax assets will be realized against future taxable income. Therefore, no valuation allowance was provided for the remaining deferred tax assets.
We are subject to income tax and non-income based taxes by the U.S. federal tax authorities as well as various state and foreign tax authorities. The U.S. federal government and the state of California are major tax filing jurisdictions. We are subject to examination by the IRS and tax authorities in various state, local and foreign tax jurisdictions. The state of California

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
is currently examining the years 2013-2016. Our U.S. federal tax returns remain open to examination for 2018 and subsequent tax years. California tax returns remain open to examination for 2017 and subsequent tax years.
At December 31, 2021, our unrecognized tax benefit was $37 million, the recognition of which would reduce our income tax expense by $30 million. We are unable to estimate the unrecognized tax benefit that will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the years ended December 31, 2021, 2020 and 2019.
A summary of changes in our unrecognized tax benefit (including interest and penalties) for December 31, 2021, 2020 and 2019 is as follows:

(Dollars in millions)	Reconciliation of Unrecognized Tax Benefit	Interest and Penalties	Total
Balance at December 31, 2018	$13	$1	$14
Additions for tax positions for current year	4	—	4
Additions for tax positions for prior years	—	1	1
Reduction for tax positions for prior years	(1)	—	(1)
Lapse of the applicable statute of limitations	(2)	(1)	(3)
Reduction as a result of settlement	(1)	—	(1)
Balance at December 31, 2019	$13	$1	$14
Additions for tax positions for current year	5	—	5
Additions for tax positions for prior years	1	1	2
Reduction for tax positions for prior years	(1)	—	(1)
Lapse of the applicable statute of limitations	(1)	—	(1)
Reduction as a result of settlement	(1)	—	(1)
Balance at December 31, 2020	$16	$2	$18
Additions for tax positions for current year	21	—	21
Additions for tax positions for prior years	—	1	1
Reduction for tax positions for prior years	—	—	—
Lapse of the applicable statute of limitations	—	—	—
Reduction as a result of settlement	—	—	—
Balance at December 31, 2021	$37	$3	$40
19.     Employee Compensation and Benefit Plans
Our employee compensation and benefit plans include: (i) Incentive Compensation Plan; (ii) Direct Drive Incentive Compensation Plan; (iii) Warrant Incentive Plan; (iv) Deferred Compensation Plan; (v) 401(k) and ESOP; (vi) SVB Securities Incentive Compensation Plan; (vii) SVB Securities Retention Award; (viii) EHOP; (ix) 2006 Incentive Plan; and (x) ESPP. The 2006 Incentive Plan and the ESPP are described in Note 5—“Share-Based Compensation.”

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A summary of expenses incurred under certain employee compensation and benefit plans for 2021, 2020 and 2019 is as follows:

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Incentive Compensation Plan	$352	$193	$144
Direct Drive Incentive Compensation Plan	64	38	37
Warrant Incentive Plan	71	34	15
SVBFG 401(k) Plan	40	30	26
SVBFG ESOP	14	6	4
SVB Securities Incentive Compensation Plan	366	233	107
SVB Securities Retention Award	10	13	12
Incentive Compensation Plan
Our ICP is an annual cash incentive plan that rewards performance based on our financial results and other performance criteria. Awards are made based on company performance, the employee's target bonus level and management's assessment of individual employee performance.
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
Voluntary deferrals under the DC Plan were $8 million, $6 million and $7 million in 2021, 2020 and 2019, respectively. The DC Plan overall, had investment gains of $7 million, gains of $8 million and losses of $7 million in 2021, 2020 and 2019, respectively.
401(k) and ESOP
The 401(k) Plan and ESOP, collectively referred to as the “Plan”, is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which most regular U.S. employees are eligible to participate.
Employees participating in the 401(k) Plan are allowed to contribute up to 75 percent of their pre-tax pay as defined in the Plan, up to the maximum annual amount allowable under federal income tax regulations of $20,500 for December 31, 2021, $19,500 for 2020, and $19,000 for 2019. We match the employee's contributions dollar-for-dollar, up to five percent of the employee's pre-tax pay as defined in the Plan. Our matching contributions vest immediately. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.
Discretionary ESOP and profit-sharing contributions, based on our company performance, are made by us to all eligible individuals employed by us on the last day of the fiscal year. We may elect to contribute cash or our common stock (or a combination of cash and stock), in an amount not exceeding ten percent of the employee's eligible pay earned in the fiscal year. The ESOP and/or profit-sharing contributions vest in equal annual increments over a participant's first five years of

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
service (thereafter, all subsequent ESOP and/or profit-sharing contributions are fully vested). For 2021, 2020 and 2019, 6,100, 12,094 and 14,442 shares, respectively, were allocated to participants in the ESOP.
SVB Securities Incentive Compensation Plan
Our SVB Securities Incentive Compensation Plan is an annual cash incentive plan that rewards performance of SVB Securities employees based on SVB Securities' financial results. This plan requires employees who exceed certain compensation levels to defer a portion of their compensation, of which, 25% will be settled in the form of restricted stock units and 75% will be settled in the form of cash. The deferred compensation vests over a period of up to five years.
SVB Securities Retention Award
The SVB Securities Retention Award is an incentive award that granted designated SVB Securities employees restricted stock awards and cash after the close of the acquisition of SVB Securities in January 2019. The aggregate amount of the awards was $60 million, of which 50% will be settled in the form of cash and 50% in the form of restricted stock awards. The awards vest in equal annual increments over five years.
EHOP Program
The EHOP is a benefit plan that provides for the issuance of mortgage loans to eligible employees. Eligible employees may apply for either an adjustable rate mortgage (ARM) or a fixed rate loan for their primary residence. The ARM is a 30 year loan and has an initial fixed interest rate for five, seven or ten years after which a floating rate will be set annually. The fixed rate loan program offers a 15 or 30 years loan and the interest rate is fixed for the life of the loan. Applicants must qualify for a loan through the normal mortgage review and approval process, which is typical of industry standards. The maximum loan amount generally cannot be greater than 85 percent of the lesser of the purchase price or the appraised value. The interest rate on the fixed-rate loan is written at SVB Private Bank client mortgage rates and determined at SVB's discretion. Floating rates applied at the end of the fixed-rate period will be reset annually at 12 month LIBOR plus two and one quarter percent. For additional details, see Note 10—“Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments.''
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
21.     Off-Balance Sheet Arrangements, Guarantees and Other Commitments
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.
Commitments to Extend Credit
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit at December 31, 2021 and December 31, 2020, respectively:

	December 31,
(Dollars in millions)	2021	2020
Loan commitments (1)	$40,327	$28,975
Standby letters of credit (2)	3,612	3,003
Commercial letters of credit (3)	77	4
Total unfunded credit commitments	$44,016	$31,982
Allowance for unfunded credit commitments (4)	171	121

(1)Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.
(2)See below for additional information on guarantees under our standby letters of credit.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(3)Commercial letters of credit are issued primarily for inventory purchases by a client and are typically short-term in nature.
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
Standby Letters of Credit
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
The credit risk involved in issuing letters of credit is essentially the same as that involved with extending credit commitments to clients, and accordingly, we use a credit evaluation process and collateral requirements similar to those for credit commitments. When necessary, our standby letters of credit often are cash secured by our clients. The actual liquidity needs and the credit risk that we have experienced historically have been lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.
The table below summarizes our standby letters of credit at December 31, 2021. The maximum potential amount of future payments represents the amount that could be remitted under these letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in millions)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$3,390	$113	$3,503	$3,503
Performance standby letters of credit	102	7	109	109
Total	$3,492	$120	$3,612	$3,612

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Deferred fees related to financial and performance standby letters of credit were $20 million at December 31, 2021 and $17 million at December 31, 2020.
Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which generally makes investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at December 31, 2021:

(Dollars in millions)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
CP II, LP (1)	$1	$—	5.1%
Capital Preferred Return Fund, LP	13	—	20.0
Growth Partners, LP	25	1	33.0
Strategic Investors Fund, LP	15	1	12.6
Strategic Investors Fund II, LP	15	1	8.6
Strategic Investors Fund III, LP	15	1	5.9
Strategic Investors Fund IV, LP	12	2	5.0
Strategic Investors Fund V funds	1	—	Various
Other venture capital and private equity fund investments (equity method accounting)	17	6	Various
Debt funds (equity method accounting)	59	—	Various
Other fund investments (2)	247	10	Various
Total	$420	$22

(1)Our ownership includes direct ownership of 1.3 percent and indirect ownership of 3.8 percent through our investment in Strategic Investors Fund II, LP.
(2)Represents commitments to 156 funds (primarily venture capital funds) where our ownership interest is generally less than 5.0 percent of the voting interests of each such fund.
The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at December 31, 2021:

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
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021:

(Dollars in millions)	Level 1	Level 2	Level 3	Balance at December 31, 2021
Assets
AFS securities:
U.S. Treasury securities	$15,850	$—	$—	$15,850
U.S. agency debentures	—	196	—	196
Foreign government debt securities	61	—	—	61
Residential MBS:
Agency-issued MBS	—	8,589	—	8,589
Agency-issued CMO—fixed rate	—	982	—	982
Agency-issued CMBS	—	1,543	—	1,543
Total AFS securities	15,911	11,310	—	27,221
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	338
Other equity securities in public companies	43	74	—	117
Total non-marketable and other equity securities (fair value accounting)	43	74	—	455
Other assets:
Foreign exchange forward, swap and option contracts	—	171	—	171
Equity warrant assets	—	8	269	277
Interest rate swaps	—	18	—	18
Client interest rate derivatives	—	99	—	99
Other assets	8	—	—	8
Total assets	$15,962	$11,680	$269	$28,249
Liabilities
Foreign exchange forward, swap and option contracts	$—	$137	$—	$137
Client interest rate derivatives	—	101	—	101
Other liabilities	8	—	—	8
Total liabilities	$8	$238	$—	$246

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020:

(Dollars in millions)	Level 1	Level 2	Level 3	Balance at December 31, 2020
Assets
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
Liabilities
Foreign exchange forward and option contracts	$—	$210	$—	$210
Client interest rate derivatives	—	27	—	27
Total liabilities	$—	$237	$—	$237

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for 2021, 2020 and 2019, respectively:

(Dollars in millions)	Beginning Balance	Total Net Gains Included in Net Income (1)	Purchases	Sales/Exits	Issuances	Transfers Out of Level 3	Ending Balance
Year ended December 31, 2021:
Equity warrant assets (1)	$192	$561	$—	$(502)	$24	$(6)	$269
Year ended December 31, 2020:
Equity warrant assets (1)	161	229	—	(215)	19	(2)	192
Year ended December 31, 2019:
Non-marketable and other equity securities (fair value accounting):
Venture capital and private equity fund investments not measured at net asset value (2)	1	—	—	(1)	—	—	—
Other assets:
Equity warrant assets (1)	145	134	1	(130)	16	(5)	161
Total assets	$146	$134	$1	$(131)	$16	$(5)	$161

(1)Realized and unrealized gains (losses) are recorded in the line item “Gains on investment securities, net,” a component of noninterest income.
(2)Realized and unrealized gains (losses) are recorded in the line item “Gains on investment securities, net,” a component of noninterest income.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the amount of unrealized gains included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at December 31, 2021 and 2020, respectively:

	Year ended December 31,
(Dollars in millions)	2021	2020
Other assets:
Equity warrant assets (1)	$119	$54
Total unrealized gains, net	$119	$54

(1)Unrealized gains are recorded in the line item “Gains on equity warrant assets, net,” a component of noninterest income.
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at December 31, 2021 and 2020. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in millions)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input Range	Weighted Average
December 31, 2021:
Equity warrant assets (public portfolio)	$2	Black-Scholes option pricing model	Volatility	27.8% - 55.0%	43.7%
			Risk-Free interest rate	0.6 - 1.5	1.1
			Sales restrictions discount (1)	10.0- 20.0	10.7
Equity warrant assets (private portfolio)	267	Black-Scholes option pricing model	Volatility	24.7 - 55.0	43.0
			Risk-Free interest rate	0.06 - 1.4	0.8
			Marketability discount (2)	20.1	20.1
			Remaining life assumption (3)	40.0	40.0
December 31, 2020:
Equity warrant assets (public portfolio)	$1	Black-Scholes option pricing model	Volatility	46.0% - 56.8%	49.1%
			Risk-Free interest rate	0.3 - 0.9	0.6
			Sales restrictions discount (1)	10.0 - 20.0	10.2
Equity warrant assets (private portfolio)	191	Black-Scholes option pricing model	Volatility	24.4 - 56.8	43.2
			Risk-Free interest rate	0.01 - 0.52	0.1
			Marketability discount (2)	20.6	20.6
			Remaining life assumption (3)	40.0	40.0

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
(3)We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on terminations and exercises. At December 31, 2021, the weighted average contractual remaining term was 6.6 years, compared to our estimated remaining life of 2.6 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.
During 2021, 2020 and 2019, we did not have any transfers between Level 3 and Level 1. All other transfers from Level 3 to Level 2 during 2021, 2020 and 2019 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Financial Instruments not Carried at Fair Value
FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at December 31, 2021 and 2020:

		Estimated Fair Value
(Dollars in millions)	Carrying Amount	Total	Level 1	Level 2	Level 3
December 31, 2021:
Financial assets:
Cash and cash equivalents	$14,619	$14,619	$14,619	$—	$—
HTM securities	98,195	97,227	—	97,227	—
Non-marketable securities not measured at net asset value	424	424	—	—	424
Non-marketable securities measured at net asset value	710	710	—	—	—
Net Loans	65,854	67,335	—	—	67,335
FHLB and FRB stock	107	107	—	—	107
Financial liabilities:
Short-term borrowings	121	121	—	121	—
Non-maturity deposits (1)	187,464	187,464	187,464	—	—
Time deposits	1,739	1,728	—	1,728	—
3.50% Senior Notes due 2025	349	370	—	370	—
3.125% Senior Notes due 2030	496	526	—	526	—
1.800% Senior Notes due 2031	494	474	—	474	—
2.100% Senior Notes due 2028	496	501	—	501	—
1.800% Senior Notes due 2026	645	649	—	649	—
Junior subordinated debentures	90	92	—	92	—
Off-balance sheet financial assets:
Commitments to extend credit	—	47	—	—	47
December 31, 2020:
Financial assets:
Cash and cash equivalents	$17,675	$17,675	$17,675	$—	$—
HTM securities	16,592	17,217	—	17,217	—
Non-marketable securities not measured at net asset value	241	241	—	—	241
Non-marketable securities measured at net asset value	390	390	—	—	—
Net loans	44,734	45,324	—	—	45,324
FHLB and FRB stock	61	61	—	—	61
Financial liabilities:
Short-term borrowings	21	21	—	21	—
Non-maturity deposits (1)	101,294	101,294	101,294	—	—
Time deposits	688	502	—	502	—
3.50% Senior Notes	349	383	—	383	—
3.125% senior Notes	495	564	—	564	—
Off-balance sheet financial assets:
Commitments to extend credit	—	37	—	—	37

(1)Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Investments in Entities that Calculate Net Asset Value Per Share
FASB guidance over certain fund investments requires that we disclose the fair value of funds, significant investment strategies of the investees, redemption features of the investees, restrictions on the ability to sell investments, estimate of the period of time over which the underlying assets are expected to be liquidated by the investee and unfunded commitments related to the investments.
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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of December 31, 2021:

(Dollars in millions)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$338	$338	$12
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	670	670	11
Debt funds (2)	5	5	—
Other investments (2)	34	34	1
Total	$1,047	$1,047	$24

(1)Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds (consolidated VIEs) and investments in venture capital and private equity fund investments (unconsolidated VIEs). Collectively, these investments in venture capital and private equity funds are primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $94 million and $2 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.
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

23.     Regulatory Matters
SVB Financial and the Bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the DFPI. The Federal Deposit Insurance Corporation Improvement Act of 1991 additionally requires that the federal regulatory agencies adopt regulations defining five capital categories for banks: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
We are also subject to a comprehensive capital framework for U.S. banking organizations established by the federal banking agencies (the “Capital Rules”), which implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. There are three categories of capital under the Capital Rules: CET 1, additional Tier 1 and Tier 2. Pursuant to the Capital Rules, the minimum capital ratios applicable to SVB Financial and the Bank are as follows:
•4.5% CET 1 capital to risk-weighted assets;
•6.0% Tier 1 capital (CET 1 plus Additional Tier 1 capital) to risk-weighted assets;
•8.0% Total capital (Tier 1 plus Tier 2 capital) to risk-weighted assets; and

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
•4.0% Tier 1 capital to average consolidated assets (the “leverage ratio”).
We must also meet a 2.5% “buffer” of CET 1 capital to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. The severity of the constraints would depend on the amount of the shortfall and the banking organization’s “eligible retained income”.
As of December 31, 2021, both SVB Financial and the Bank exceed the required ratios under the Capital Rules and were considered “well-capitalized” for purposes of the Federal Reserve’s Regulation Y. The following table presents the capital ratios for the Company and the Bank under federal regulatory guidelines, compared to the minimum regulatory capital requirements, as of December 31, 2021 and December 31, 2020:

	Capital Ratios			Capital Amounts
(Dollars in millions)	Actual	Required Minimum (1)	Well Capitalized Minimum	Actual	Required Minimum (1)	Well Capitalized Minimum
December 31, 2021:
CET1 risk-based capital:
SVB Financial	12.09%	7.0%	N/A	$12,186	$7,057	N/A
Bank	14.89	7.0	6.5	14,622	6,875	$6,384
Tier 1 risk-based capital:
SVB Financial	16.08	8.5	6.0	16,206	8,569	6,049
Bank	14.89	8.5	8.0	14,622	8,348	7,857
Total risk-based capital:
SVB Financial	16.58	10.5	10.0	16,712	10,585	10,081
Bank	15.40	10.5	10.0	15,129	10,313	9,821
Tier 1 leverage:
SVB Financial	7.93	4.0	N/A	16,206	8,175	N/A
Bank	7.24	4.0	5.0	14,622	8,075	10,094
December 31, 2020:
CET1 risk-based capital:
SVB Financial	11.04%	7.0%	N/A	$7,138	$4,528	N/A
Bank	10.70	7.0	6.5	6,530	4,272	$3,967
Tier 1 risk-based capital:
SVB Financial	11.89	8.5	6.0	7,692	5,498	3,881
Bank	10.70	8.5	8.0	6,530	5,187	4,882
Total risk-based capital:
SVB Financial	12.64	10.5	10.0	8,175	6,791	6,468
Bank	11.49	10.5	10.0	7,014	6,407	6,102
Tier 1 leverage:
SVB Financial	7.45	4.0	N/A	7,692	4,129	N/A
Bank	6.43	4.0	5.0	6,530	4,060	5,075

N/A     "Well-Capitalized Minimum" CET1 risk-based capital and Tier 1 leverage ratios are not formally defined under applicable banking regulations for bank holding companies.
(1)     The percentages represent the minimum capital ratios plus, the fully phased-in 2.5% CET1 capital conservation buffer under the Capital Rules.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
24.     Segment Reporting
We have four reportable segments for management reporting purposes: GCB, SVB Private Bank, SVB Capital and SVB Securities. The results of our operating segments are based on our internal management reporting process.
Our GCB and SVB Private Bank segments primary source of revenue is from NII, which is primarily the difference between interest earned on loans, net of FTP and interest paid on deposits, net of FTP. Accordingly, these segments are reported using NII, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. FTP is calculated at an instrument level based on account characteristics.
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
◦Our Global Fund Banking provides banking products and services primarily to our private equity and venture capital clients.
◦SVB Wine provides banking products and services to our premium wine industry clients, including vineyard development loans.
•SVB Private Bank is the private banking division of the Bank, which now includes the financial results of Boston Private effective July 1, 2021. SVB Private Bank provides a range of personal financial solutions for consumers. Our clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support as well as high net worth clients acquired from Boston Private. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted and private stock loans, capital call lines of credit and other secured and unsecured lending products, as well as planning-based financial strategies, wealth management, family office, financial planning, tax planning and trust services. In addition, we provide real estate secured loans to eligible employees through our EHOP.
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
•SVB Securities is an investment bank focused on the innovation economy and operates as a wholly-owned subsidiary of SVB Financial Group. SVB Securities provides investment banking services across all major sub-sectors of Healthcare and Technology. Healthcare sub-sectors include Biopharma, Digital Health and HealthTech, Healthcare Services, Medical Devices and Tools and Diagnostics. SVB Securities launched Technology investment banking in 2021 and serves numerous Technology sub-sectors including Consumer Internet, Commerce Enablement and Marketing Software, Digital Infrastructure and Tech-Enabled Services, Education Technology, Enterprise Software, Industrial Technology and FinTech. SVB also expanded equity research coverage to include

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Technology companies with the acquisition of MoffettNathanson LLC in 2021. SVB Securities focuses on four main product and service offerings: Capital Raising, M&A Advisory, Equity Research and Sales and Trading.
The summary financial results of our operating segments are presented along with a reconciliation to our consolidated results.
Our segment information for 2021, 2020 and 2019 is as follows:

(Dollars in millions)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	SVB Securities (1)	Other Items (2)	Total
Year ended December 31, 2021
Net interest income	$2,946	$194	$—	$1	$38	$3,179
Provision for credit losses	(55)	(14)	—	—	(54)	(123)
Noninterest income	708	56	487	608	879	2,738
Noninterest expense (3)	(1,277)	(212)	(71)	(561)	(949)	(3,070)
Income (loss) before income tax expense (4)	$2,322	$24	$416	$48	$(86)	$2,724
Total average loans, amortized cost	$44,173	$8,958	$—	$—	$1,416	$54,547
Total average assets (5) (6)	141,393	10,140	700	830	12,948	166,011
Total average deposits	138,336	8,645	—	—	966	147,947
Year ended December 31, 2020
Net interest income	$2,025	$77	$—	$1	$54	$2,157
Provision for credit losses	(166)	(21)	—	—	(33)	(220)
Noninterest income	606	3	226	497	508	1,840
Noninterest expense (3)	(1,020)	(46)	(51)	(379)	(539)	(2,035)
Income (loss) before income tax expense (4)	$1,445	$13	$175	$119	$(10)	$1,742
Total average loans, amortized cost	$31,218	$4,196	$—	$—	$1,852	$37,266
Total average assets (5) (6)	75,034	4,230	437	557	5,534	85,792
Total average deposits	72,127	2,172	—	—	717	75,016
Year ended December 31, 2019
Net interest income	$1,850	$51	$—	$1	$195	$2,097
Provision for credit losses	(92)	(2)	—	—	(13)	(107)
Noninterest income	638	4	122	264	193	1,221
Noninterest expense (3)	(875)	(40)	(31)	(253)	(402)	(1,601)
Income (loss) before income tax expense (4)	$1,521	$13	$91	$12	$(27)	$1,610
Total average loans, amortized cost	$26,031	$3,341	$—	$—	$544	$29,916
Total average assets (5)	56,043	3,371	405	398	2,995	63,212
Total average deposits	53,054	1,524	—	—	479	55,057

(1)GCB’s, SVB Capital’s and SVB Securities' components of NII, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within "Other Items."
(2)The "Other Items" column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. NII consists primarily of interest earned from our fixed income investment portfolio, net of FTP. Noninterest income consists primarily of gains or losses on equity warrant assets, gains or losses on the sale of AFS securities and gains or losses on equity securities from exercised warrant assets. Noninterest expense consists primarily of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses.
(3)The GCB segment includes direct depreciation and amortization of $34 million, $25 million and $20 million for December 31, 2021, December 31, 2020 and December 31, 2019, respectively.
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
(6)Included in the total average assets for SVB Securities is goodwill of $138 million and for Private Bank is goodwill of $87 million for the year ended December 31, 2021 and included in the total average assets for SVB Securities is goodwill of $138 million for the year ended December 31, 2020.

25.     Parent Company Only Condensed Financial Information
The condensed balance sheets of SVB Financial at December 31, 2021 and December 31, 2020, and the related condensed statements of income, comprehensive income and cash flows for December 31, 2021, December 31, 2020 and December 31, 2019, are presented below:
Condensed Balance Sheets

	December 31,
(Dollars in millions)	2021	2020
Assets:
Cash and cash equivalents	$2,324	$671
Investment securities	731	667
Loans, amortized cost	1	1
Lease right-of-use assets	82	99
Other assets	387	260
Investment in subsidiaries:
Bank subsidiary	14,795	7,069
Nonbank subsidiaries	894	667
Total assets	$19,214	$9,434

Liabilities and SVBFG stockholders’ equity:
Long-term debt	$2,570	$844
Lease liabilities	113	134
Other liabilities	295	236
Total liabilities	$2,978	$1,214
SVBFG stockholders’ equity	16,236	8,220
Total liabilities and SVBFG stockholders’ equity	$19,214	$9,434

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Condensed Statements of Income

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Interest income	$3	$3	$5
Interest expense	(48)	(22)	(32)
Dividend income from bank subsidiary	—	50	733
Gains on equity warrant assets, net	554	227	138
Gains on investment securities, net	197	158	45
Fund management fees and other noninterest income	68	62	22
General and administrative expenses	(298)	(121)	(95)
Income tax expense	(212)	(146)	(40)
Income before net income of subsidiaries	264	211	776
Equity in undistributed net income of bank subsidiary	1,294	776	304
Equity in undistributed net income of nonbank subsidiaries	275	221	57
Net income before preferred stock dividend	$1,833	$1,208	$1,137
Preferred stock dividends	(63)	(17)	—
Net income available to common stockholders	$1,770	$1,191	$1,137

Condensed Statements of Comprehensive Income

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Net income before preferred stock dividend	$1,833	$1,208	$1,137
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	(1)	12	2
Changes in unrealized holding gains and losses on AFS securities	(3)	—	2
Changes in fair value on bank cash flow hedges, net of reclassification adjustments in bank net income	(46)	131	(2)
Equity in other comprehensive (loss) income of bank and nonbank subsidiaries	(341)	395	136
Other comprehensive (loss) income, net of tax	(391)	538	138
Total comprehensive income	$1,442	$1,746	$1,275

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in millions)	2021	2020	2019
Cash flows from operating activities:
Net income before preferred stock dividend	$1,833	$1,208	$1,137
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on equity warrant assets, net	(554)	(227)	(138)
Gains on investment securities, net	(197)	(158)	(45)
Gains on derivatives, net	—	(30)	—
Distributions of earnings from investment securities	60	65	50
Net income of bank subsidiary	(1,294)	(826)	(1,037)
Net income on nonbank subsidiaries	(275)	(221)	(57)
Cash dividends from bank subsidiary	—	50	733
Amortization of share-based compensation	136	84	67
(Increase) decrease in other assets	(40)	17	27
Increase in other liabilities	58	99	21
Other, net	2	14	8
Net cash (used for) provided by operating activities	(271)	75	766

Cash flows from investing activities:
Net decrease in investment securities from purchases, sales and maturities	533	123	129
Net decrease (increase) in loans	—	15	(15)
Increase in investment in bank subsidiary	(1,240)	(69)	(43)
Capital infusion in bank subsidiary	(5,750)	(700)	—
Decrease in investment in nonbank subsidiaries	47	4	23
Business acquisitions	1,081	(27)	(266)
Net cash used for investing activities	(5,329)	(654)	(172)

Cash flows from financing activities:
Principal payments of long-term debt	—	—	(358)
Proceeds from issuance long-term debt	1,636	495	—
Proceeds from issuance of common stock, ESPP and ESOP	2,374	31	25
Net proceeds from the issuance of preferred stock	3,306	—	340
Payment of preferred stock dividends	(63)	(17)	—
Common stock repurchase	—	(60)	(353)
Net cash provided by (used for) financing activities	7,253	449	(346)
Net increase (decrease) in cash and cash equivalents	1,653	(130)	248
Cash and cash equivalents at beginning of period	671	801	553
Cash and cash equivalents at end of period	$2,324	$671	$801

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
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021.
We completed our acquisition of Boston Private on July 1, 2021. The scope of management's assessment of the effectiveness the Company's disclosure controls and procedures did not include the internal controls over financial reporting of Boston Private. This exclusion is in accordance with the SEC Staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Boston Private represents approximately 2% of our total consolidated revenue for the year ended December 31, 2021 and approximately 4% of total consolidated assets as of December 31, 2021.
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
As of December 31, 2021, the Company carried out an assessment, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company's internal control over financial reporting, management used the framework established in “Internal Control-Integrated Framework (2013),” issued by the COSO. Based on this assessment, management has concluded that, as of December 31, 2021, the Company's internal control over financial reporting was effective. As the Boston Private acquisition occurred in the third quarter of 2021, the scope of our evaluation of the effectiveness of internal control over financial reporting does not include Boston Private.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included in "Consolidated Financial Statements and Supplementary Data" under Part II, Item 8 of this report under the heading “Report of Independent Registered Public Accounting Firm.”

(c)    Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management's evaluation during the fourth quarter of the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the sections titled “Proposal No. 1-Election of Directors,” “Information on Executive Officers,” “Board Committees,” and “Corporate Governance and Board Matters” contained in the definitive proxy statement for SVB Financial's 2022 Annual Meeting of Stockholders is incorporated herein by reference.
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
We intend to disclose any waivers from our Code of Conduct granted to our directors, executive officers and senior financial officers, and any material substantive changes to our Code of Conduct by posting such information on our website. No such waivers or substantive changes were made during fiscal year 2021.
ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the sections titled “Information on Executive Officers,” “Compensation Discussion and Analysis,” “Compensation for Named Executive Officers,” “Compensation for Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the definitive proxy statement for SVB Financial's 2022 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial's 2022 Annual Meeting of Stockholders is incorporated herein by reference.
Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2021 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	475,626	$260.77	3,388,896
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	475,626	$260.77	3,388,896

(1)    Represents options granted under our 2006 Equity Incentive Plan. This number does not include securities to be issued for unvested restricted stock units of 1,016,146 shares.
(2)    Includes shares available for issuance under our 2006 Equity Incentive Plan and 1,059,586 shares available for issuance under the ESPP. This amount excludes securities already granted under our 2006 Equity Incentive Plan (as discussed above).
For additional information concerning our equity compensation plans, refer to Note 5—“Share-Based Compensation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters-Board Independence and Leadership” in the definitive proxy statement for SVB Financial's 2022 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial's 2022 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statements and Exhibits:

		Page

(1)	Financial Statements. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:

	Report of Independent Registered Public Accounting Firm	95
	Consolidated Balance Sheets as of December 31, 2021 and 2020	98
	Consolidated Statements of Income for the three years ended December 31, 2021	99
	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2021	100
	Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2021	101
	Consolidated Statements of Cash Flows for the three years ended December 31, 2021	102
	Notes to the Consolidated Financial Statements	103

(2)	Financial Statement Schedule. The consolidated financial statements and supplementary data are contained in Part II Item 8. All schedules other than as set forth above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes in Part II Item 8.	94

(3)	Exhibits.	185

ITEM 16.    FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and between SVB Financial Group and Boston Private Financial Holdings, Inc.	8-K	000-39154	2.1	January 8, 2021
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-15637	3.1	May 9, 2019
3.2	Amended and Restated Bylaws, effective as of February 19, 2019	8-K	000-15637	3.2	February 20, 2019
3.3	Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated December 6, 2019, filed with the Secretary of State of the State of Delaware and effective December 6, 2019	8-A	000-15637	3.2	December 6, 2019
3.4	Certificate of Designations of the Registrant with respect to the Series B Preferred Stock, dated February 1, 2021, filed with the Secretary of State of the State of Delaware and effective February 1, 2021	8-K	000-39154	3.1	February 2, 2021
4.1	Officer’s Certificate dated February 2, 2021, relating to the 1.800% Senior Note due 2031	8-K	000-39154	4.6	February 2, 2021
4.2	Officer's Certificate, dated as of June 5, 2020, relating to the 3.125% Senior Note Due 2030	8-K	000-39154	4.2	June 5, 2020
4.3	Indenture, dated September 20, 2010, by and between SVB Financial and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.4	Officer's Certificate, dated as of January 29, 2015, relating to the 3.50% Senior Note Due 2025	8-K	000-15637	4.2	January 29, 2015
4.5	Deposit Agreement, dated December 9, 2019, among SVB Financial Group and American Stock Transfer and Trust Company, LLC, acting as depositary, and the holders from time to time of the Depositary Receipts described therein	8-K	000-15637	4.2	December 9, 2019
4.6	Form of 3.50% Senior Note due 2025	8-K	000-15637	4.2	January 29, 2015
4.7	Certificate of Designation of the Registrant with respect to the Series C Preferred Stock, dated May 12, 2021, filed with the Secretary of State of Delaware and effective May 12, 2021	8-K	001-39154	3.1	May 13, 2021
4.8	Form of 2.100% Senior Notes due 2028	8-K	001-39154	4.7	May 13, 2021
4.9	Certificate of Designation of the Registrant with respect to the Series D Preferred Stock, dated October 27, 2021, filed with the Secretary of State of Delaware and effective October 27, 2021	8-K	001-39154	3.1	October 28, 2021
4.10	Certificate of Designation of the Registrant with respect to the Series E Preferred Stock, dated October 27, 2021, filed with the Secretary of State of Delaware and effective October 27, 2021	8-K	001-39154	3.2	October 28, 2021
4.11	Form of 1.800% Senior Notes due 2026	8-K	001-39154	4.7	October 28, 2021
4.12	Description of Registrant's Securities					X
*10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3001, 3003 and 3101 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
*10.2	1999 Employee Stock Purchase Plan	10-Q	000-15637	10.1	August 8, 2016
*10.3	Form of Indemnification Agreement	10-Q	000-15637	10.7	November 6, 2009
*10.4	Incentive Compensation Plan	10-Q	000-15637	10.1	August 7, 2018
*10.5	Deferred Compensation Plan	10-K	000-15637	10.7	February 28, 2019
*10.6	Change in Control Severance Plan	8-K	000-15637	10.14	March 15, 2012
*10.7	2006 Equity Incentive Plan	10-K	001-39154	10.19	March 1, 2021
*10.8	Offer Letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
*10.9	Offer Letter dated April 25, 2007, for Michael Descheneaux	8-K/A	000-15637	10.32	May 2, 2007
*10.10	Form of Letter Agreement with Michael Descheneaux re: Salary Changes	8-K	000-15637	10.31	May 14, 2009
*10.11	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan+	10-K	000-15637	10.35	February 27, 2014
*10.12	UK Sub-Plan of the 2006 Equity Incentive Plan+	10-Q	000-15637	10.3	May 9, 2014
*10.13	Israeli Sub-Plan of the 2006 Equity Incentive Plan+	10-Q	000-15637	10.5	May 9, 2014
*10.14	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan++	8-K	000-15637	10.3	January 9, 2015
*10.15	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Time-Based Vesting)++	8-K	000-15637	10.4	January 9, 2015
*10.16	Form of Restricted Stock Unit Agreement under 2006 Incentive Plan (Subject to Performance-Based Vesting)++	8-K	000-15637	10.5	January 9, 2015
*10.17	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	10-K	001-39154	10.18	March 1, 2021

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.18	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan+++	10-K	001-39154	10.19	March 1, 2021
*10.19	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Time-Based Vesting)+++	10-K	001-39154	10.20	March 1, 2021
*10.20	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Performance-Based Vesting)+++	10-K	001-39154	10.21	March 1, 2021
*10.21	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan+++	10-K	001-39154	10.22	March 1, 2021
*10.22	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan+++	10-K	001-39154	10.23	March 1, 2021
*10.23	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan (Continued Vesting Upon Retirement)+++	10-K	001-39154	10.24	March 1, 2021
*10.24	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan (Continued Vesting Upon Retirement)+++	10-K	001-39154	10.25	March 1, 2021
*10.25	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Time-Based Vesting) (Continued Vesting Upon Retirement)+++	10-K	001-39154	10.26	March 1, 2021
*10.26	Form of Restricted Stock Unit Agreement under 2006 Incentive Plan (Subject to Performance-Based Vesting) (Continued Vesting Upon Retirement)+++	10-K	001-39154	10.27	March 1, 2021
*10.27	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan (Continued Vesting Upon Retirement)+++	10-K	001-39154	10.28	March 1, 2021
*10.28	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan (Continued Vesting Upon Retirement)+++	10-K	001-39154	10.29	March 1, 2021
*10.29	Form of U.K.-Approved Stock Option Agreement++	8-K	000-15637	10.8	January 9, 2015
*10.30	Service Agreement, dated July 14, 2009, between SVB Financial Group UK Limited and Philip Cox	10-K	000-15637	10.47	February 26, 2015
*10.31	Offer Agreement dated April 28, 2017, by and between Daniel Beck and SVB Financial Group	8-K	000-15637	10.1	May 12, 2017
*10.32	Letter Agreement dated May 11, 2017, by and between Michael Descheneaux and SVB Financial Group	8-K	000-15637	10.2	May 12, 2017
*10.33	Amended and Restated 401K and Employee Stock Ownership Plan					X
*10.34	Israeli Sub-Plan of the 1999 Employee Stock Purchase Plan++++					X
*10.35	Boston Private Financial Holdings, Inc. 2020 Omnibus Incentive Plan	S-8	333-237886	99.1	April 29, 2020
*10.36	Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	000-17089	10.2	June 8, 2010
*10.37	Third Amendment to Boston Private Financial Holdings, Inc. 2010 Inducement Stock Plan	8-K	001-35070	10.1	November 20, 2018
*10.38	Boston Private Financial Holdings, Inc. Amended and Restated 2009 Stock Option and Incentive Plan	8-K	001-35070	99.1	April 17, 2014
*10.39	Boston Private Financial Holdings, Inc. 2009 Stock Option and Incentive Plan	8-K	000-17089	99.1	April 27, 2009
21.1	Subsidiaries of SVB Financial					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement.
+	Forms applicable to grants made under the 2006 Equity Incentive Plan during 2014.
++	Forms applicable to grants made under the 2006 Equity Incentive Plan beginning in 2015 to 2020.
+++	Forms applicable to grants made under the 2006 Equity Incentive Plan beginning in 2021.
++++	Form applicable to stock purchase rights granted under the 1999 Employee Stock Purchase Plan beginning in 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVB Financial Group

/s/ GREG W. BECKER
Greg W. Becker
President and Chief Executive Officer
Dated: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER F. DUNBAR	Chairman of the Board of Directors and Director	March 1, 2022
Roger F. Dunbar

/s/ GREG W. BECKER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Greg W. Becker

/s/ DANIEL J. BECK	Chief Financial Officer (Principal Financial Officer)	March 1, 2022
Daniel J. Beck

/s/ KAREN HON	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2022
Karen Hon

/s/ ERIC A. BENHAMOU	Director	March 1, 2022
Eric A. Benhamou

/s/ ELIZABETH BURR	Director	March 1, 2022
Elizabeth Burr

/s/ JOHN S. CLENDENING	Director	March 1, 2022
John S. Clendening

/s/ RICHARD D. DANIELS	Director	March 1, 2022
Richard D. Daniels

/s/ ALISON DAVIS	Director	March 1, 2022
Alison Davis

/s/ JOEL P. FRIEDMAN	Director	March 1, 2022
Joel P. Friedman

/s/ JEFFREY N. MAGGIONCALDA	Director	March 1, 2022
Jeffrey N. Maggioncalda

/s/ BEVERLY KAY MATTHEWS	Director	March 1, 2022
Beverly Kay Matthews

/s/ MARY J. MILLER	Director	March 1, 2022
Mary J. Miller

/s/ KATE D. MICTHELL	Director	March 1, 2022
Kate D. Mitchell

/s/ GAREN K. STAGLIN	Director	March 1, 2022
Garen K. Staglin