Form 10-Q
period 2022-03-31
SVB FINANCIAL GROUP
filed 2022-05-06
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	SIVB	The Nasdaq Stock Market LLC
Depositary shares, each representing a 1/40th ownership interest in a share of 5.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A	SIVBP	The Nasdaq Stock Market LLC
At April 30, 2022, 58,851,167 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Glossary of acronyms and abbreviations that may be used in this Report

ACL — Allowance for Credit Losses	HTM — Held-to-Maturity
AFS — Available-for-Sale	IASB — International Accounting Standards Board
AIR — Accrued Interest Receivable	IOSCO — International Organization of Securities Commissions
ALCO — Asset Liability Management Committee	IPO — Initial Public Offering
AOCI — Accumulated Other Comprehensive Income	IRS — Internal Revenue Service
ARRC — Alternative Reference Rates Committee	ISDA — International Swaps and Derivatives Association, Inc.
ASC — Accounting Standards Codification	IT — Information Technology
ASU — Accounting Standards Update	LCR — Liquidity Coverage Ratio
AUM — Private Bank Assets Under Management	LIBOR — London Interbank Offered Rate
Boston Private — Boston Private Financial Holdings, Inc.	M&A — Merger and Acquisition
BPS — Basis Points	MBS — Mortgage-Backed Securities
C&I — Commercial and Industrial	NFSR — Net Stable Funding Ratio
CECL — Current Expected Credit Losses	NII — Net Interest Income
CET1 — Common Equity Tier 1	NM — Not meaningful
CMBS — Commercial Mortgage-Backed Securities	OREO — Other Real Estate Owned
CMO — Collateralized Mortgage Obligations	PCD — Purchased Credit-Deteriorated
CRA — Community Reinvestment Act	PPP — Paycheck Protection Program
CRE — Commercial Real Estate	PPPLF — Paycheck Protection Program Lending Facility
EHOP — Employee Home Ownership Program of the Company	SBA — U.S. Small Business Association
EPS — Earnings Per Share	SEC — Securities and Exchange Commission
ERI — Energy and Resource Innovation	SLBO — Sponsor-Led Buy-Out
ESOP — Employee Stock Ownership Plan of the Company	SOFR — Secured Overnight Financing Rate
ESPP — 1999 Employee Stock Purchase Plan of the Company	SPAC — Special Purpose Acquisition Company
EVE — Economic Value of Equity	SPD-SVB — SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture
FASB — Financial Accounting Standards Board	bank in China)
FDIC — Federal Deposit Insurance Corporation	SVB Securities — SVB Securities Holdings LLC
FHLB — Federal Home Loan Bank	TDR — Troubled Debt Restructuring
FRB — Federal Reserve Bank	U.K. — United Kingdom
FTE — Full-Time Employee	VIE — Variable Interest Entity
FTP — Funds Transfer Pricing
GAAP — Accounting principles generally accepted in the United
States of America

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except par value and share data)	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$20,606	$14,619
Available-for-sale securities, at fair value (cost of $27,287 and $27,370, respectively)	25,991	27,221
Held-to-maturity securities, at amortized cost and net of allowance for credit losses of $6 and $7 (fair value of $91,667 and $97,227, respectively)	98,707	98,195
Non-marketable and other equity securities	2,605	2,543
Total investment securities	127,303	127,959
Loans, amortized cost	68,665	66,276
Allowance for credit losses: loans	(421)	(422)
Net loans	68,244	65,854
Premises and equipment, net of accumulated depreciation and amortization	283	270
Goodwill	375	375
Other intangible assets, net	154	160
Lease right-of-use assets	302	313
Accrued interest receivable and other assets	3,088	1,928
Total assets	$220,355	$211,478
Liabilities and total equity:
Liabilities:
Noninterest-bearing demand deposits	$127,997	$125,851
Interest-bearing deposits	70,137	63,352
Total deposits	198,134	189,203
Short-term borrowings	99	121
Lease liabilities	374	388
Other liabilities	2,817	2,587
Long-term debt	2,571	2,570
Total liabilities	203,995	194,869
Commitments and contingencies (Note 11 and Note14)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 383,500 and 383,500 shares issued and outstanding, respectively	3,646	3,646
Common stock, $0.001 par value, 150,000,000 shares authorized; 58,840,156 and 58,748,469 shares issued and outstanding, respectively	—	—
Additional paid-in capital	5,180	5,157
Retained earnings	7,914	7,442
Accumulated other comprehensive income	(760)	(9)
Total SVBFG stockholders’ equity	15,980	16,236
Noncontrolling interests	380	373
Total equity	16,360	16,609
Total liabilities and total equity	$220,355	$211,478
See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in millions, except per share amounts)	2022	2021
Interest income:
Loans	$570	$430
Investment securities:
Taxable	511	225
Non-taxable	35	21
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	6	3
Total interest income	1,122	679
Interest expense:
Deposits	22	10
Borrowings	18	9
Total interest expense	40	19
Net interest income	1,082	660
Provision for credit losses	11	19
Net interest income after provision for credit losses	1,071	641
Noninterest income:
Gains on investment securities, net	85	167
Gains on equity warrant assets, net	63	222
Client investment fees	35	20
Wealth management and trust fees	22	—
Foreign exchange fees	73	57
Credit card fees	37	28
Deposit service charges	30	25
Lending related fees	19	16
Letters of credit and standby letters of credit fees	14	13
Investment banking revenue	93	142
Commissions	25	24
Other	21	30
Total noninterest income	517	744
Noninterest expense:
Compensation and benefits	584	445
Professional services	106	81
Premises and equipment	58	33
Net occupancy	23	18
Business development and travel	14	4
FDIC and state assessments	16	10
Merger-related charges	16	—
Other	56	45
Total noninterest expense	873	636
Income before income tax expense	715	749
Income tax expense	182	187
Net income before noncontrolling interests	533	562
Net income attributable to noncontrolling interests	(18)	(25)
Preferred stock dividends	(43)	(5)
Net income available to common stockholders	$472	$532
Earnings per common share—basic	$8.03	$10.20
Earnings per common share—diluted	7.92	10.03

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in millions)	2022	2021
Net income before noncontrolling interests	$533	$562
Other comprehensive income (loss), net of tax:
Change in foreign currency cumulative translation gains and losses:
Foreign currency translation (losses) gains	(9)	—
Related tax benefit	3	—
Change in unrealized gains and losses on AFS securities:
Unrealized holding gains (losses)	(978)	(823)
Related tax benefit	277	229
Reclassification adjustment for gains included in net income	(49)	—
Related tax expense	14	—
Cumulative-effect adjustment for unrealized gains on securities transferred from AFS to HTM	—	9
Related tax benefit (expense)	—	(3)
Amortization of unrealized holding net gains (losses) on securities transferred from AFS to HTM	3	(3)
Related tax (expense) benefit	(1)	1
Change in unrealized gains and losses on cash flow hedges:
Reclassification adjustment for losses (gains) included in net income	(15)	(16)
Related tax (benefit) expense	4	4
Other comprehensive income (loss), net of tax	(751)	(602)
Comprehensive income (loss)	(218)	(40)
Comprehensive (income) loss attributable to noncontrolling interests	(18)	(25)
Comprehensive income (loss) attributable to SVBFG	$(236)	$(65)
See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in millions, except share data)		Shares	Amount
Balance at December 31, 2020	$340	51,888,463	$—	$1,585	$5,672	$623	$8,220	$213	$8,433
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	113,334	—	2	—	—	2	—	2
Issuance of Common Stock	—	2,000,000	—	972			972		972
Issuance of Preferred Stock	739	—	—				739		739
Net Income	—	—	—		537		537	25	562
Capital calls and distributions, net	—	—	—	—	—	—	—	(12)	(12)
Other comprehensive income, net of tax	—	—	—	—	—	(602)	(602)	—	(602)
Share-based compensation, net	—	—	—	27	—	—	27	—	27
Dividends on preferred stock	—	—	—	—	(5)	—	(5)	—	(5)
Others, net	—	—	—	5	—	—	5	—	5
Balance at March 31, 2021	$1,079	54,001,797	$—	$2,591	$6,204	$21	$9,895	$226	$10,121
Balance at December 31, 2021	$3,646	58,748,469	$—	$5,157	$7,442	$(9)	$16,236	$373	$16,609
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	91,687	—	(27)	—	—	(27)	—	(27)
Net income	—	—	—	—	515	—	515	18	533
Capital calls and distributions, net	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive income, net of tax	—	—	—	—	—	(751)	(751)	—	(751)
Share-based compensation, net	—	—	—	50	—	—	50	—	50
Dividends on preferred stock	—	—	—	—	(43)	—	(43)	—	(43)
Balance at March 31, 2022	$3,646	58,840,156	$—	$5,180	$7,914	$(760)	$15,980	$380	$16,360
  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(Dollars in millions)	2022	2021
Cash flows from operating activities:
Net income before noncontrolling interests	$533	$562
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11	19
Changes in fair values of equity warrant assets, net of proceeds from exercises	(33)	(29)
Changes in fair values of derivatives, net	104	14
Gains on investment securities, net	(85)	(167)
Distributions of earnings from non-marketable and other equity securities	15	22
Depreciation and amortization	50	31
Amortization of premiums and discounts on investment securities, net	109	49
Amortization of share-based compensation	51	27
Amortization of deferred loan fees	(70)	(53)
Deferred income tax expense	47	58
Excess tax benefit from exercise of stock options and vesting of restricted shares	(10)	(11)
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(13)	(41)
Accounts receivable and payable, net	4	10
Income tax receivable and payable, net	90	93
Accrued compensation	(560)	(279)
Foreign exchange spot contracts, net	143	107
Other, net	(27)	(198)
Net cash provided by operating activities	359	214
Cash flows from investing activities:
Purchases of AFS securities	(5,665)	(450)
Proceeds from sales of AFS securities	5,099	—
Proceeds from maturities and paydowns of AFS securities	462	1,654
Purchases of HTM securities	(4,631)	(21,685)
Proceeds from maturities and paydowns of HTM securities	3,974	1,770
Purchases of non-marketable and other equity securities	(106)	(21)
Proceeds from sales and distributions of capital of non-marketable and other equity securities	41	274
Net increase in loans	(2,342)	(2,538)
Purchases of premises and equipment	(32)	(14)
Net cash used for investing activities	(3,200)	(21,010)
Cash flows from financing activities:
Net increase in deposits	8,931	22,168
Net (decrease) increase in short-term borrowings	(22)	18
Proceeds from issuance of long-term debt	—	494
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(11)	(12)
Net proceeds from the issuance of preferred stock	—	739
Payment of preferred stock dividend	(43)	(5)
Proceeds from issuance of common stock, ESPP and ESOP, net of restricted stock awards	(27)	974
Net cash provided by financing activities	8,828	24,376
Net increase in cash and cash equivalents	5,987	3,580
Cash and cash equivalents at beginning of period	14,619	17,675
Cash and cash equivalents at end of period	$20,606	$21,255
Supplemental disclosures:
Cash paid during the period for:
Interest	$43	$17
Income taxes	31	29
Noncash items during the period:
Changes in unrealized gains and losses on AFS securities, net of tax	$(736)	$(594)
Transfers from AFS securities to HTM	—	2,868
See accompanying notes to interim consolidated financial statements (unaudited).

1.    Basis of Presentation
SVB Financial Group is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a diverse set of banking and financial products and services to support our clients of all sizes and stages throughout their life cycles. In these notes to our unaudited interim consolidated financial statements, when we refer to “SVB,” “SVB Financial Group,” “SVBFG," the “Company,” “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”), unless the context requires otherwise. When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group (not including subsidiaries).
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
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
Principles of Consolidation and Presentation
Our unaudited interim consolidated financial statements include the accounts of SVB Financial Group and consolidated entities. All significant intercompany accounts and transactions with consolidated entities have been eliminated. For a further description of our accounting policies regarding consolidation refer to Consolidated Financial Statements and Supplementary Data — Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 of our 2021 Form 10-K.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. Changes include the presentation of our table summarizing the activity relating to our ACL for loans as a result of the acquisition of Boston Private, the consolidation of certain line items in our Consolidated Statement of Stockholders' Equity (unaudited) and changes to our reportable segments.
Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data — Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 of our 2021 Form 10-K.
2.    Stockholders' Equity and EPS
AOCI
The following table summarizes the items reclassified out of AOCI into the Consolidated Statements of Income (unaudited) for the three months ended March 31, 2022 and 2021:

		Three months ended March 31,
(Dollars in millions)	Income Statement Location	2022	2021
Reclassification adjustment for (gains) losses on AFS securities included in net income	Gains on investment securities, net	$(49)	$—
Related tax expense (benefit)	Income tax expense	14	—
Reclassification adjustment for (gains) losses on cash flow hedges included in net income	Net interest income	(15)	(16)
Related tax expense (benefit)	Income tax expense	4	4
Total reclassification adjustment for (gains) losses included in net income, net of tax		$(46)	$(12)
The table below summarizes the activity relating to net gains and losses on our cash flow hedges included in AOCI for the three months ended March 31, 2022 and 2021. Over the next 12 months, we expect that approximately $52 million in AOCI at March 31, 2022, related to unrealized gains will be reclassified out of AOCI and recognized in net income.

	Three months ended March 31,
(Dollars in millions)	2022	2021
Balance, beginning of period, net of tax	$83	$130
Net realized (gain) loss reclassified to net income, net of tax	(11)	(12)
Balance, end of period, net of tax	$72	$118
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable for stock options and restricted stock unit awards outstanding under our 2006 Equity Incentive Plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(Dollars in millions except per share amounts, shares in thousands)	2022	2021
Numerator:
Net income available to common stockholders	$472	$532
Denominator:
Weighted average common shares outstanding—basic	58,800	52,180
Weighted average effect of dilutive securities:
Stock options and ESPP	261	294
Restricted stock units and awards	538	602
Weighted average common shares outstanding—diluted	59,599	53,076
Earnings per common share:
Basic	$8.03	$10.20
Diluted	7.92	10.03
The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation due to the antidilutive effect for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(Shares in thousands)	2022	2021
Stock options	46	—
Restricted stock units	45	18
Total	91	18

Preferred Stock
The following table summarizes our preferred stock at March 31, 2022:

Series	Description	Amount outstanding (in millions)	Carrying value (in millions)	Shares issued and outstanding	Par Value	Ownership interest per depositary share	Liquidation preference per depositary share	2022 dividends paid per depositary share
Series A	5.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	$350	$340	350,000	$0.001	1/40th	$25	$0.33
Series B	4.100% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	750	739	7,500	0.001	1/100th	1,000	10.25
Series C	4.000% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	1,000	985	10,000	0.001	1/100th	1,000	10.00
Series D	4.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	1,000	989	10,000	0.001	1/100th	1,000	12.63
Series E	4.700% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	600	593	6,000	0.001	1/100th	1,000	13.97
3.    Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies, qualified affordable housing projects, and subordinated debt instruments.
The following table presents the carrying amounts and classification of variable interests in consolidated and unconsolidated VIEs as of March 31, 2022 and December 31, 2021:

(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
March 31, 2022:
Assets:
Cash and cash equivalents	$7	$—	$—
Non-marketable and other equity securities (1)	888	1,231	1,231
Accrued interest receivable and other assets (2)	31	6	—
Total assets	$926	$1,237	$1,231
Liabilities:
Other liabilities (1)	19	469	—
Long term debt (2)	—	90	—
Total liabilities	$19	$559	$—
December 31, 2021:
Assets:
Cash and cash equivalents	$13	$—	$—
Non-marketable and other equity securities (1)	768	1,233	1,233
Accrued interest receivable and other assets (2)	31	6	—
Total assets	$812	$1,239	$1,233
Liabilities:
Other liabilities (1)	$18	$482	—
Long term debt (2)	—	90	$—
Total liabilities	$18	$572	$—

(1)    Included in our unconsolidated non-marketable and other equity securities portfolio at March 31, 2022 and December 31, 2021 are investments in qualified affordable housing projects of $957 million and $954 million, respectively, and related other liabilities consisting of unfunded commitments of $469 million and $482 million, respectively.
(2)    Included in our unconsolidated accrued interest receivable and other assets are investments in statutory trusts for junior subordinated debt and included in long term debt previously issued by Boston Private and assumed in the acquisition of $6 million and $90 million, respectively, at March 31, 2022 and December 31, 2021.
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
Most investments are generally nonredeemable, and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreement. Subject to applicable regulatory requirements, including the Volcker Rule, we also make commitments to invest in venture capital and private equity funds. For additional details, see Note 11 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments.”
The Bank also has variable interests in low income housing tax credit funds, in connection with fulfilling its responsibilities under the CRA, that are designed to generate a return primarily through the realization of federal tax credits. These investments are typically limited partnerships in which the general partner, other than the Bank, holds the power over significant activities of the VIE; therefore, these investments are not consolidated. For additional information on our investments in qualified affordable housing projects, see Note 5 — “Investment Securities.".
As of March 31, 2022, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $907 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $1.2 billion.
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
4.    Cash and Cash Equivalents
The following table details our cash and cash equivalents at March 31, 2022 and December 31, 2021:

(Dollars in millions)	March 31, 2022	December 31, 2021
Cash and due from banks	$1,713	$2,201
Interest bearing deposits with the Federal Reserve Bank	13,246	5,686
Interest bearing deposits with other institutions	5,147	5,773
Securities purchased under agreements to resell (1)	420	607
Other short-term investment securities	80	352
Total cash and cash equivalents	$20,606	$14,619

(1)At March 31, 2022 and December 31, 2021, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $427 million and $620 million, respectively. None of these securities were sold or repledged as of March 31, 2022 and December 31, 2021.

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
AFS Securities
The major components of our AFS investment securities portfolio at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
AFS securities, at fair value:
U.S. Treasury securities	$17,152	$6	$(519)	$16,639
U.S. agency debentures	162	—	(11)	151
Foreign government debt securities	59	—	—	59
Residential MBS:
Agency-issued MBS	7,471	1	(626)	6,846
Agency-issued CMO—fixed rate	911	—	(51)	860
Agency-issued CMBS	1,532	—	(96)	1,436
Total AFS securities	$27,287	$7	$(1,303)	$25,991

	December 31, 2021
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
AFS securities, at fair value:
U.S. Treasury securities	$15,799	$121	$(70)	$15,850
U.S. agency debentures	200	—	(4)	196
Foreign government debt securities	61	—	—	61
Residential MBS:
Agency-issued MBS	8,786	13	(210)	8,589
Agency-issued CMO—fixed rate	988	3	(9)	982
Agency-issued CMBS	1,536	27	(20)	1,543
Total AFS securities	$27,370	$164	$(313)	$27,221
The following table summarizes sale activity of AFS securities during the three months ended March 31, 2022 and 2021 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Sales proceeds	$5,099	$—
Net realized gains and losses:
Gross realized gains	144	—
Gross realized losses	(95)	—
Net realized gains	$49	$—
The following tables summarize our AFS securities in an unrealized loss position for which an ACL has not been recorded and summarized into categories of less than 12 months, or 12 months or longer, as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
AFS securities:
U.S. Treasury securities	$13,377	$(515)	$46	$(4)	$13,423	$(519)
U.S. agency debentures	76	(2)	74	(9)	150	(11)
Residential MBS:
Agency-issued MBS	2,548	(193)	4,027	(433)	6,575	(626)
Agency-issued CMO —fixed rate	782	(44)	71	(7)	853	(51)
Agency-issued CMBS	1,254	(70)	183	(26)	1,437	(96)
Total AFS securities (1)	$18,037	$(824)	$4,401	$(479)	$22,438	$(1,303)

(1)As of March 31, 2022, we identified a total of 627 investments that were in unrealized loss positions with 132 investments in an unrealized loss position for a period of time greater than 12 months. Based on our analysis of the securities in an unrealized loss position as of March 31, 2022, the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase and therefore changes in value for securities are included in other comprehensive income. Market valuations and credit loss analyses on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. As of March 31, 2022, we do not intend to sell any of our securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our amortized cost basis. None of the investments in our AFS securities portfolio were past due as of March 31, 2022.

	December 31, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
AFS securities:
U.S. Treasury securities	$7,777	$(70)	$—	$—	$7,777	$(70)
U.S. agency debentures	196	(4)	—	—	196	(4)
Residential MBS:
Agency-issued MBS	8,280	(210)	—	—	8,280	(210)
Agency-issued CMO—fixed rate	740	(9)	—	—	740	(9)
Agency-issued CMBS	603	(11)	163	(9)	766	(20)
Total AFS securities (1)	$17,596	$(304)	$163	$(9)	$17,759	$(313)

(1)As of December 31, 2021, we identified a total of 475 investments that were in unrealized loss positions, of which 4 investments are in an unrealized loss position for a period of time greater than 12 months. None of the investments in our AFS securities portfolio were past due as of December 31, 2021.
The following table summarizes the fixed income securities, carried at fair value, classified as AFS as of March 31, 2022 by the remaining contractual principal maturities. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	March 31, 2022
(Dollars in millions)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$16,639	$25	$16,614	$—	$—
U.S. agency debentures	151	41	35	75	—
Foreign government debt securities	59	59	—	—	—
Residential MBS:
Agency-issued MBS	6,846	—	—	—	6,846
Agency-issued CMO—fixed rate	860	—	—	—	860
Agency-issued CMBS	1,436	—	105	1,331	—
Total	$25,991	$125	$16,754	$1,406	$7,706

HTM Securities
The components of our HTM investment securities portfolio at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	ACL
HTM securities, at cost:
U.S. agency debentures (1)	$536	$—	$(24)	$512	$—
Residential MBS:
Agency-issued MBS	63,517	7	(4,444)	59,080	—
Agency-issued CMO—fixed rate	11,231	—	(800)	10,431	—
Agency-issued CMO—variable rate	93	—	—	93	—
Agency-issued CMBS	15,141	7	(1,030)	14,118	—
Municipal bonds and notes	7,484	34	(742)	6,776	1
Corporate bonds	711	—	(54)	657	5
Total HTM securities	$98,713	$48	$(7,094)	$91,667	$6

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
Allowance for Credit Losses for HTM Securities
For HTM securities, the three months ended March 31, 2022 had a beginning ACL balance of $7 million, a reduction of credit losses of $1 million, and an ending ACL balance of $6 million.
For HTM securities, the three months ended March 31, 2021, the beginning ACL balance was less than $1 million, provision for credit losses was approximately $1 million and the ending ACL balance was $1 million.
AIR from HTM securities totaled $216 million at March 31, 2022 and $225 million at December 31, 2021 and is reported in "Accrued interest receivable and other assets" in our unaudited interim consolidated balance sheets.
Credit Quality Indicators
On a quarterly basis, management monitors the credit quality for HTM securities through the use of standard credit ratings. The following table summarizes our amortized cost of HTM securities aggregated by credit quality indicator at March 31, 2022 and December 31, 2021:

(Dollars in millions)	March 31, 2022	December 31, 2021
Municipal bonds and notes:
Aaa	$4,141	$3,774
Aa1	1,991	2,031
Aa2	1,153	1,154
Aa3	172	172
A1	27	26
Total municipal bonds and notes	$7,484	$7,157
Corporate bonds:
Aaa	$39	$39
Aa2	42	42
Aa3	105	105
A1	283	251
A2	231	264
A3	11	11
Total corporate bonds	$711	$712
The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as HTM as of March 31, 2022. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments; however, we expect to collect substantially all of the recorded investment on these securities.

	March 31, 2022
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Net Carry Value	Fair Value	Net Carry Value	Fair Value	Net Carry Value	Fair Value	Net Carry Value	Fair Value	Amortized Cost	Fair Value
U.S. agency debentures	$536	$512	$4	$4	$109	$106	$423	$402	$—	$—
Residential MBS:
Agency-issued MBS	63,517	59,080	—	—	6	6	1,181	1,161	62,330	57,913
Agency-issued CMO—fixed rate	11,231	10,431	—	—	31	31	266	259	10,934	10,141
Agency-issued CMO—variable rate	93	93	—	—	—	—	—	—	93	93
Agency-issued CMBS	15,141	14,118	32	32	178	170	970	904	13,961	13,012
Municipal bonds and notes	7,483	6,776	37	37	187	186	1,231	1,190	6,028	5,363
Corporate bonds	706	657	—	—	52	49	654	608	—	—
Total	$98,707	$91,667	$73	$73	$563	$548	$4,725	$4,524	$93,346	$86,522

Non-marketable and Other Equity Securities
The major components of our non-marketable and other equity securities portfolio at March 31, 2022 and December 31, 2021 are as follows:

(Dollars in millions)	March 31, 2022	December 31, 2021
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$196	$130
Unconsolidated venture capital and private equity fund investments (2)	210	208
Other investments without a readily determinable fair value (3)	169	164
Other equity securities in public companies (fair value accounting) (4)	55	117
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	721	671
Debt funds	5	5
Other investments	292	294
Investments in qualified affordable housing projects, net (6)	957	954
Total non-marketable and other equity securities	$2,605	$2,543

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at March 31, 2022 and December 31, 2021 (fair value accounting):

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$3	12.6%	$2	12.6%
Capital Preferred Return Fund, LP	61	20.0	61	20.0
Growth Partners, LP	65	33.0	67	33.0
Redwood Evergreen Fund, LP	67	100.0	—	—
Total consolidated venture capital and private equity fund investments	$196		$130
(2)The carrying value represents investments in 150 funds (primarily venture capital funds) at both March 31, 2022 and December 31, 2021, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. We carry our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the investments. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st for our March 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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

The following table shows the changes to the carrying amount of other investments without a readily determinable fair value for the three months ended March 31, 2022:

(Dollars in millions)	Three months ended March 31, 2022	Cumulative Adjustments
Measurement alternative:
Carrying value at March 31, 2022	$169
Carrying value adjustments:
Impairment	$—	$1
Upward changes for observable prices	—	72
Downward changes for observable prices	—	(11)
(4)Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct equity investments in public companies held by our consolidated funds. Changes in equity securities measured at fair value are recognized through net income.
(5)The following table shows the carrying value and our ownership percentage of each investment at March 31, 2022 and December 31, 2021 (equity method accounting):

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$3	8.6%	$3	8.6%
Strategic Investors Fund III, LP	22	5.9	25	5.9
Strategic Investors Fund IV, LP	34	5.0	36	5.0
Strategic Investors Fund V funds	90	Various	87	Various
CP II, LP (i)	2	5.1	2	5.1
Other venture capital and private equity fund investments	570	Various	518	Various
Total venture capital and private equity fund investments	$721		$671
Debt funds:
Gold Hill Capital 2008, LP (ii)	$4	15.5%	$4	15.5%
Other debt funds	1	Various	1	Various
Total debt funds	$5		$5
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$156	50.0%	$154	50.0%
Other investments	136	Various	140	Various
Total other investments	$292		$294

(i)Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.
(ii)Our ownership includes direct ownership interest of 11.5 percent and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.
(6)The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of “Other liabilities” on our consolidated balance sheets at March 31, 2022 and December 31, 2021:

(Dollars in millions)	March 31, 2022	December 31, 2021
Investments in qualified affordable housing projects, net	$957	$954
Other liabilities	469	482
The following table presents other information relating to our investments in qualified affordable housing projects for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Tax credits and other tax benefits recognized	$27	$28
Amortization expense included in provision for income taxes (i)	19	16

(i)All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.

The following table presents the net gains and losses on non-marketable and other equity securities for the three months ended March 31, 2022 and 2021 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Net gains (losses) on non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	$3	$17
Unconsolidated venture capital and private equity fund investments	3	13
Other investments without a readily determinable fair value	1	14
Other equity securities in public companies (fair value accounting)	(32)	78
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	59	45
Other investments	2	—
Total net gains on non-marketable and other equity securities	$36	$167
Less: realized net gains (losses) on sales of non-marketable and other equity securities	(19)	70
Net gains on non-marketable and other equity securities still held	$55	$97
6.    Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments
We serve a variety of commercial clients in the private equity/venture capital, technology, life science/healthcare, premium wine and commercial real estate industries. Loans made to private equity/venture capital firm clients typically enable them to fund investments prior to their receipt of funds from capital calls and are reported under the Global Fund Banking class of financing receivable below. Our technology clients generally tend to be in the industries of hardware (such as semiconductors, communications, data, storage and electronics), software/internet (such as infrastructure software, applications, software services, digital content and advertising technology) and ERI. Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Loans to our technology and life science/healthcare clients are reported under the Investor Dependent, Cash Flow Dependent - SLBO and Innovation C&I classes of financing receivable below. We also make commercial and industrial loans, such as working capital lines and term loans for equipment and fixed assets, to clients that are not in the technology and life science/healthcare industries mainly as a function of our wine and legacy Boston Private portfolios, which are reported in the Other C&I class of financing receivable below. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality. Commercial real estate loans are generally acquisition financing for commercial properties such as office buildings, retail properties, apartment buildings, and industrial/warehouse space, which moving forward will predominantly support the innovation economy segments. In addition to commercial loans, we make consumer loans through SVB Private and provide real estate secured loans to eligible employees through our EHOP.
We also provide community development loans made as part of our responsibilities under the CRA. These loans are included within “construction loans” below and are primarily secured by real estate. Additionally, beginning in April 2020, we accepted applications under the PPP administered by the SBA under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and originated loans to qualified small businesses. PPP funds under the CARES Act were disbursed throughout 2020 and up to June 30, 2021.

Loan Portfolio Segments and Classes of Financing Receivables
The composition of loans at amortized cost basis broken out by class of financing receivable at March 31, 2022 and December 31, 2021 is presented in the following table:

(Dollars in millions)	March 31, 2022	December 31, 2021
Global fund banking	$39,344	$37,958
Investor dependent:
Early stage	1,707	1,593
Growth stage	4,032	3,951
Total investor dependent	5,739	5,544
Cash flow dependent - SLBO	1,826	1,798
Innovation C&I	7,260	6,673
Private bank (4)	9,235	8,743
CRE (4)	2,595	2,670
Premium wine (4)	997	985
Other C&I	1,175	1,257
Other (4)	319	317
PPP	175	331
Total loans (1) (2) (3)	$68,665	$66,276
ACL	(421)	(422)
Net loans	$68,244	$65,854

(1)    Total loans at amortized cost is net of unearned income, deferred fees and costs, and net unamortized premiums and discounts of $207 million and $250 million at March 31, 2022 and December 31, 2021, respectively.
(2)     Included within our total loan portfolio are credit card loans of $627 million and $583 million at March 31, 2022 and December 31, 2021, respectively.
(3)     Included within our total loan portfolio are construction loans of $384 million and $367 million at March 31, 2022 and December 31, 2021, respectively.
(4)     Of our total loans, the table below includes those secured by real estate at amortized cost at March 31, 2022 and December 31, 2021 and were comprised of the following:

(Dollars in millions)	March 31, 2022	December 31, 2021
Real estate secured loans:
Private bank:
Loans for personal residence	$7,302	$6,939
Loans to eligible employees	463	455
Home equity lines of credit	130	130
Other	134	135
Total private bank loans secured by real estate	$8,029	$7,659
CRE:
Multifamily and residential investment	980	1,021
Retail	511	524
Office and medical	480	499
Manufacturing, industrial and warehouse	353	336
Hospitality	141	142
Other	130	148
Total CRE loans secured by real estate	$2,595	$2,670
Premium wine	794	793
Other	348	334
Total real estate secured loans	$11,766	$11,456

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
The following tables summarize the credit quality indicators, broken out by class of financing receivable and vintage year, as of March 31, 2022 and December 31, 2021:

	Term Loans by Origination Year
March 31, 2022 (Dollars in millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Global fund banking:
Risk rating:
Pass	$292	$294	$122	$33	$4	$12	$38,587	$—	$—	$39,344
Criticized	—	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total global fund banking	$292	$294	$122	$33	$4	$12	$38,587	$—	$—	$39,344
Investor dependent:
Early stage:
Risk rating:
Pass	$236	$769	$195	$75	$14	$2	$194	$—	$—	$1,485
Criticized	8	81	69	20	5	2	32	—	—	217
Nonperforming	—	2	1	—	—	1	1	—	—	5
Total early stage	$244	$852	$265	$95	$19	$5	$227	$—	$—	$1,707
Growth stage:
Risk rating:
Pass	$538	$1,878	$730	$144	$58	$12	$328	$4	$—	$3,692
Criticized	18	172	78	19	2	3	45	—	—	337
Nonperforming	—	1	—	1	1	—	—	—	—	3
Total growth stage	$556	$2,051	$808	$164	$61	$15	$373	$4	$—	$4,032
Total investor dependent	$800	$2,903	$1,073	$259	$80	$20	$600	$4	$—	$5,739
Cash flow dependent - SLBO:
Risk rating:
Pass	$289	$753	$298	$225	$68	$65	$29	$—	$—	$1,727
Criticized	—	—	16	4	26	13	8	—	—	67
Nonperforming	—	—	—	11	9	7	5	—	—	32
Total cash flow dependent - SLBO	$289	$753	$314	$240	$103	$85	$42	$—	$—	$1,826
Innovation C&I
Risk rating:
Pass	$673	$2,115	$977	$248	$76	$57	$2,635	$—	$—	$6,781
Criticized	1	106	119	35	12	—	206	—	—	479
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total innovation C&I	$674	$2,221	$1,096	$283	$88	$57	$2,841	$—	$—	$7,260
Private bank:
Risk rating:
Pass	$771	$2,929	$1,932	$1,044	$485	$1,248	$782	$8	$—	$9,199
Criticized	—	—	—	2	—	11	2	—	—	15
Nonperforming	—	—	1	2	7	9	2	—	—	21
Total private bank	$771	$2,929	$1,933	$1,048	$492	$1,268	$786	$8	$—	$9,235
CRE
Risk rating:
Pass	$91	$323	$212	$310	$125	$1,007	$88	$2	$—	$2,158
Criticized	2	2	39	117	37	205	18	12	—	432

Nonperforming	—	—	—	5	—	—	—	—	—	5
Total CRE	$93	$325	$251	$432	$162	$1,212	$106	$14	$—	$2,595
Premium wine:
Risk rating:
Pass	$28	$217	$112	$144	$68	$206	$140	$34	$—	$949
Criticized	—	1	7	11	9	10	10	—	—	48
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total premium wine	$28	$218	$119	$155	$77	$216	$150	$34	$—	$997
Other C&I
Risk rating:
Pass	$6	$173	$170	$76	$93	$322	$276	$12	$—	$1,128
Criticized	—	4	6	7	7	5	10	4	—	43
Nonperforming	—	—	1	—	1	1	1	—	—	4
Total other C&I	$6	$177	$177	$83	$101	$328	$287	$16	$—	$1,175
Other:
Risk rating:
Pass	$5	$82	$157	$53	$20	$14	$10	$—	$(36)	$305
Criticized	—	—	11	1	—	2	—	—	—	14
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total other	$5	$82	$168	$54	$20	$16	$10	$—	$(36)	$319
PPP:
Risk rating:
Pass	$—	$134	$25	$—	$—	$—	$—	$—	$(3)	$156
Criticized	—	12	7	—	—	—	—	—	—	19
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total PPP	$—	$146	$32	$—	$—	$—	$—	$—	$(3)	$175
Total loans	$2,958	$10,048	$5,285	$2,587	$1,127	$3,214	$43,409	$76	$(39)	$68,665

(1)    These amounts consist of fees and clearing items that have not yet been allocated at the loan level.

	Term Loans by Origination Year
December 31, 2021 (Dollars in millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Global fund banking:
Risk rating:
Pass	$764	$115	$36	$6	$8	$4	$36,955	$—	$—	$37,888
Criticized	50	18	—	—	—	1	1	—	—	70
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total global fund banking	$814	$133	$36	$6	$8	$5	$36,956	$—	$—	$37,958
Investor dependent:
Early stage:
Risk rating:
Pass	$754	$287	$122	$26	$6	$1	$171	$—	$—	$1,367
Criticized	64	87	30	5	—	—	29	—	—	215
Nonperforming	2	5	3	—	—	—	1	—	—	11
Total early stage	$820	$379	$155	$31	$6	$1	$201	$—	$—	$1,593
Growth stage:
Risk rating:
Pass	$2,072	$910	$265	$78	$14	$1	$286	$5	$—	$3,631
Criticized	159	85	27	6	3	—	34	—	—	314
Nonperforming	2	—	1	2	—	—	1	—	—	6
Total growth stage	$2,233	$995	$293	$86	$17	$1	$321	$5	$—	$3,951
Total investor dependent	$3,053	$1,374	$448	$117	$23	$2	$522	$5	$—	$5,544
Cash flow dependent - SLBO:
Risk rating:
Pass	$875	$384	$252	$72	$76	$2	$35	$—	$—	$1,696
Criticized	—	—	20	25	—	13	10	—	—	68
Nonperforming	—	—	12	10	7	—	5	—	—	34
Total cash flow dependent - SLBO	$875	$384	$284	$107	$83	$15	$50	$—	$—	$1,798

Innovation C&I:
Risk rating:
Pass	$2,230	$1,058	$288	$123	$58	$—	$2,411	$—	$—	$6,168
Criticized	64	130	62	12	—	—	236	—	—	504
Nonperforming	—	—	—	—	—	—	1	—	—	1
Total Innovation C&I	$2,294	$1,188	$350	$135	$58	$—	$2,648	$—	$—	$6,673
Private bank:
Risk rating:
Pass	$2,952	$2,015	$1,122	$520	$432	$952	$705	$8	$—	$8,706
Criticized	—	—	2	—	2	9	3	—	—	16
Nonperforming	—	—	2	9	—	8	2	—	—	21
Total private bank	$2,952	$2,015	$1,126	$529	$434	$969	$710	$8	$—	$8,743
CRE
Risk rating:
Pass	$326	$215	$344	$155	$236	$868	$110	$2	$—	$2,256
Criticized	3	39	114	37	47	139	18	12	—	409
Nonperforming	—	—	5	—	—	—	—	—	—	5
Total CRE	$329	$254	$463	$192	$283	$1,007	$128	$14	$—	$2,670
Premium wine:
Risk rating:
Pass	$217	$112	$156	$69	$71	$162	$125	$34	$—	$946
Criticized	1	7	11	9	—	—	11	—	—	39
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total Premium wine	$218	$119	$167	$78	$71	$162	$136	$34	$—	$985
Other C&I
Risk rating:
Pass	$181	$175	$82	$86	$28	$301	$350	$11	$—	$1,214
Criticized	5	6	6	7	2	—	8	5	—	39
Nonperforming	—	—	—	2	—	1	1	—	—	4
Total other C&I	$186	$181	$88	$95	$30	$302	$359	$16	$—	$1,257
Other:
Risk rating:
Pass	$61	$144	$82	$20	$14	$—	$7	$—	$(21)	$307
Criticized	—	7	1	—	2	—	—	—	—	10
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total other	$61	$151	$83	$20	$16	$—	$7	$—	$(21)	$317
PPP:
Risk rating:
Pass	$226	$72	$—	$—	$—	$—	$—	$—	$—	$298
Criticized	22	9	—	—	—	—	—	—	—	31
Nonperforming	2	—	—	—	—	—	—	—	—	2
Total PPP	$250	$81	$—	$—	$—	$—	$—	$—	$—	$331
Total loans	$11,032	$5,880	$3,045	$1,279	$1,006	$2,462	$41,516	$77	$(21)	$66,276

(1)    These amounts consist of fees and clearing items that have not yet been allocated at the loan level.

Allowance for Credit Losses: Loans
In the first quarter of 2022, the ACL for loans decreased by $1 million, driven primarily by net charge-offs and a release of individually assessed reserves related to a decrease in our nonperforming loans, partially offset by growth in our loan portfolio.
The Moody's Analytics March 2022 forecast was utilized in our quantitative model for the ACL as of March 31, 2022. The forecast assumptions included improvements in the unemployment rate and housing pricing index growth rate, offset by a lower forecasted gross domestic product growth rate. The overall impact of these assumptions was a moderately better forecast than that used at December 31, 2021. We determined the forecast to be a reasonable view of the outlook for the economy given the available information at current quarter end. To the extent we identified credit risk considerations that were not captured by the Moody's Analytics March 2022 forecast, we addressed the risk through management's qualitative adjustments to our ACL.
We do not estimate expected credit losses on AIR on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $181 million at March 31, 2022 and $171 million at December 31, 2021 and is reported in "Accrued interest receivable and other assets" in our unaudited interim consolidated balance sheets.
The following tables summarize the activity relating to our ACL for loans for the three months ended March 31, 2022 and 2021, broken out by portfolio segment:

Three months ended March 31, 2022	Beginning Balance December 31, 2021	Charge-offs	Recoveries	Provision (Reduction) for Credit Loss for Loans	Foreign Currency Translation Adjustments	Ending Balance March 31, 2022
(Dollars in millions)
Global fund banking	$67	$—	$—	$(1)	$—	$66
Investor dependent	146	(17)	8	11	—	148
Cash flow dependent and innovation C&I	118	—	—	(3)	—	115
Private bank	33	—	2	2	—	37
CRE	36	—	—	(2)	—	34
Other C&I	14	(1)	—	(1)	—	12
Premium wine and other	8	—	—	2	(1)	9
Total ACL	$422	$(18)	$10	$8	$(1)	$421

Three months ended March 31, 2021	Beginning Balance December 31, 2020	Charge-offs	Recoveries	Provision (Reduction) for Credit Loss for Loans	Ending Balance March 31, 2021
(Dollars in millions)
Global fund banking	$46	$(80)	$—	$94	$60
Investor dependent	213	(14)	5	(36)	168
Cash flow dependent and innovation C&I	125	—	—	(13)	112
Private Bank	53	—	—	(9)	44
Premium wine and other	9	(1)	—	—	8
PPP	2	—	—	(2)	—
Total ACL	$448	$(95)	$5	$34	$392

The following table summarizes the aging of our loans broken out by class of financing receivable as of March 31, 2022 and December 31, 2021:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	Equal to or Greater Than 90 Days Past Due	Total Past Due	Current	Total	Loans Past Due 90 Days or More Still Accruing Interest
March 31, 2022:
Global fund banking	$—	$—	$—	$—	$39,344	$39,344	$—
Investor dependent:
Early stage	2	1	1	4	1,703	1,707	—
Growth stage	33	—	—	33	3,999	4,032	—
Total investor dependent	35	1	1	37	5,702	5,739	—
Cash flow dependent - SLBO	—	—	—	—	1,826	1,826	—
Innovation C&I	7	1	—	8	7,252	7,260	—
Private bank	24	1	11	36	9,199	9,235	—
CRE	1	—	—	1	2,594	2,595	—
Premium wine	—	—	—	—	997	997	—
Other C&I	12	—	1	13	1,162	1,175	—
Other	—	—	—	—	319	319	—
PPP	—	—	3	3	172	175	2
Total loans	$79	$3	$16	$98	$68,567	$68,665	$2
December 31, 2021:
Global fund banking	$—	$—	$—	$—	$37,958	$37,958	$—
Investor dependent:
Early stage	6	5	—	11	1,582	1,593	—
Growth stage	16	—	—	16	3,935	3,951	—
Total investor dependent	22	5	—	27	5,517	5,544	—
Cash flow dependent - SLBO	—	—	—	—	1,798	1,798	—
Innovation C&I	7	—	7	14	6,659	6,673	7
Private bank	28	1	12	41	8,702	8,743	—
CRE	1	—	—	1	2,669	2,670	—
Premium wine	3	—	—	3	982	985	—
Other C&I	1	2	1	4	1,253	1,257	—
Other	—	—	—	—	317	317	—
PPP	1	—	—	1	330	331	—
Total loans	$63	$8	$20	$91	$66,185	$66,276	$7

Nonaccrual Loans
The following table summarizes our nonaccrual loans with no allowance for credit loss at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(Dollars in millions)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss
Investor dependent:
Early stage	$5	$1	$11	$—
Growth stage	3	—	6	—
Total investor dependent	8	1	17	—
Cash flow dependent - SLBO	32	—	34	—
Innovation C&I	—	—	1	1
Private bank	21	13	21	8
CRE	5	5	5	—
Other C&I	4	1	4	—
PPP	—	—	2	—
Total nonaccrual loans	$70	$20	$84	$9

TDRs
As of March 31, 2022, we had 65 TDRs with a total carrying value of $92 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. We had $2 million of unfunded commitments available for funding to the clients associated with these TDRs as of March 31, 2022.
The following table summarizes our loans modified in TDRs, broken out by class of financing receivable at March 31, 2022 and December 31, 2021:

(Dollars in millions)	March 31, 2022	December 31, 2021
Loans modified in TDRs:
Investor dependent:
Early stage	$2	$12
Growth stage	3	3
Total investor dependent	5	15
Cash flow dependent - SLBO	33	34
Private bank	18	12
CRE	33	33
Other C&I	3	2
Total loans modified in TDRs	$92	$96

The following table summarizes the recorded investment in loans modified in TDRs, broken out by class of financing receivable, for modifications made during the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Loans modified in TDRs during the period:
Investor dependent:
Growth stage	$1	—
Total investor dependent	1	—
Cash flow dependent - SLBO	—	18
Innovation C&I	—	4
Private bank	6	2
Other C&I	1	—
Total loans modified in TDRs during the period (1)	$8	$24

(1)There were $5 million partial charge-offs for the three months ended March 31, 2022 compared to $2 million of partial charge-offs for the three months ended March 31, 2021.

During the three months ended March 31, 2022, new TDRs of $6 million were modified through payment deferrals granted to our clients, $1 million were modified through term extensions and $1 million were modified through settlement. During the three months ended March 31, 2021, new TDRs of $22 million were modified through payment deferrals and $2 million through forgiveness of principal.
Of loans modified in TDRs within the previous 12 months, none defaulted during the three months ended March 31, 2022. The recorded investment of loans that defaulted during the three months ended March 31, 2021, that had been modified in the previous 12 months was $4 million, all in the Innovation C&I class of financing receivable.
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the ACL for loans, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and nonaccrual loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology for TDRs was necessary to determine the ACL for loans as of March 31, 2022.
ACL: Unfunded Credit Commitments
We maintain a separate ACL for unfunded credit commitments that is determined using a methodology that is inherently similar to the methodology used for calculating the ACL for loans. At March 31, 2022, our ACL estimates utilized the Moody's economic forecasts from March 31, 2022 as mentioned above. In the first quarter of 2022, the ACL for unfunded commitments increased by $4 million from the prior quarter, driven primarily by growth in our outstanding commitments and compositional changes in our portfolio.
The following table summarizes the activity relating to our ACL for unfunded credit commitments for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(Dollars in millions)	2022	2021
ACL: unfunded credit commitments, beginning balance	$171	$121
Provision for (reduction in) credit losses	4	(16)
ACL: unfunded credit commitments, ending balance (1)	$175	$105

(1)The “ACL: unfunded credit commitments” is included as a component of “other liabilities” on our unaudited interim consolidated balance sheets. See Note 11 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of this report for additional disclosures related to our commitments to extend credit.

7.     Goodwill and Other Intangible Assets

Goodwill
Goodwill at both March 31, 2022 and December 31, 2021 was $375 million which was a result of goodwill recognized for the acquisitions of SVB Securities, WestRiver Group's debt fund business, Boston Private and MoffettNathanson LLC.
Other Intangible Assets
The components of net other intangible assets were as follows:

	March 31, 2022			December 31, 2021
(Dollars in millions)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$135	$20	$115	$135	$16	$119
Other	57	18	39	57	16	41
Total other intangible assets	$192	$38	$154	$192	$32	$160

For the three months ended March 31, 2022, we recorded amortization expense of $6 million. Assuming no future impairments of other intangible assets or additional acquisitions or dispositions, the following table presents the Company's future expected amortization expense for other intangible assets that will continue to be amortized as of March 31, 2022:

Years ended December 31, (Dollars in millions)	Other Intangible Assets
2022 (excluding the three months ended March 31, 2022)	$18
2023	22
2024	20
2025	17
2026	30
2027 and thereafter	47
Total future amortization expense	$154
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
The following table summarizes the amortized cost basis of hedged assets that are designated and qualify as fair value hedges and the cumulative amount of fair value hedging adjustments included in the carrying value that have been recorded on our unaudited interim consolidated balance sheets as of March 31, 2022:

	March 31, 2022
(Dollars in millions)	Amortized Cost Basis of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (2)
AFS securities (1)	$9,604	$(252)

(1)These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $9.6 billion, the amounts of the designated hedged items was $5.9 billion and the cumulative basis adjustments associated with these hedging relationships was $258 million.
(2)The balance includes $6 million of hedging adjustments on discontinued hedging relationships at March 31, 2022.
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
We assess hedge effectiveness under ASC 815 on a quarterly basis to ensure all hedges remain highly effective and hedge accounting under ASC 815 can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge per ASC 815, any amounts remaining as gain or loss in AOCI are reclassified into earnings in the line item "loans" as part of interest income, a component of consolidated net income. As of March 31, 2020, all derivatives previously classified as hedges with notional balances totaling $5.0 billion and a net asset fair value of $228 million were terminated. As of March 31, 2022, the total unrealized gains on terminated cash flow hedges remaining in AOCI was $101 million, $72 million net of tax. The unrealized gains will be reclassified into interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The total remaining term over which the unrealized gains will be reclassified into earnings is approximately three years.
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
Other Derivative Instruments
We issue loans to clients with conversion features allowing SVBFG to convert the contingent conversion rights to stock in private or public companies. All of our contingent conversion rights qualify as derivatives and are reported at fair value as a component of other assets on our consolidated balance sheet. Any changes in fair value after the grant date are recognized as net gains or losses in the line item "other" in noninterest income, a component of consolidated net income.
We enter into total return swaps related to certain of our equity funds, which manages the the risk of exposure from the volatility of equity investments and in the funds. We do not designate any total return swaps as derivative instruments that qualify for hedge accounting. Gains or losses from changes in fair value are recognized as net gains or losses in the line item "other" in noninterest income, a component of consolidated net income.

Also included in our derivative instruments are equity warrant assets and client forward and option contracts, and client interest rate contracts. For further description of these other derivative instruments, refer to Note 2 — “Summary of Significant Accounting Policies" under Part II, Item 8 of our 2021 Form 10-K.
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
The total notional or contractual amounts and fair value of our derivative financial instruments at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022			December 31, 2021
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in millions)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps (2)	$5,900	$—	$—	$10,700	$18	$—
Interest rate swaps	—	—	—	—	—	—
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards and swaps	586	1	—	701	16	—
Foreign exchange forwards and swaps	852	—	6	62	—	2
Other derivative instruments:
Equity warrant assets	334	323	—	322	277	—
Contingent conversion rights	50	7	—	—	—	—
Client foreign exchange forwards and swaps	8,522	168	—	8,245	146	—
Client foreign exchange forwards and swaps	7,915	—	151	7,764	—	126
Total return swaps	46	—	8	—	—	—
Client foreign currency options	556	10	—	688	9	—
Client foreign currency options	556	—	10	688	—	9
Client interest rate derivatives (2)	2,117	51	—	2,178	99	—
Client interest rate derivatives	2,273	—	109	2,315	—	101
Total derivatives not designated as hedging instruments		560	284		547	238
Total derivatives		$560	$284		$565	$238

(1)Derivative assets and liabilities are included in "accrued interest receivable and other assets" and "other liabilities", respectively, on our consolidated balance sheets.
(2)The amount reported reflects reductions of approximately $313 million and $112 million of derivative assets at March 31, 2022 and December 31, 2021, respectively, reflecting variation margin treated as settlement of the related derivative fair values for legal and accounting purposes as required by central clearing houses.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three months ended March 31, 2022 and 2021 is as follows:

		Three months ended March 31,
(Dollars in millions)	Statement of income location	2022	2021
Derivatives designated as hedging instruments:
Interest rate risks:
Amounts reclassified from AOCI into income	Interest income - loans	$15	$16
Change in fair value of interest rate swaps hedging investment securities	Interest income - investment securities taxable	330	18
Change in fair value of hedged investment securities	Interest income - investment securities taxable	(331)	(17)
Net gains associated with interest rate risk derivatives		$14	$17
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on revaluations of internal foreign currency instruments, net	Other noninterest income	$2	$(28)
Gains on internal foreign exchange forward contracts, net	Other noninterest income	1	27
Net gains (losses) associated with internal currency risk		$3	$(1)
Other derivative instruments:
Losses on revaluations of client foreign currency instruments, net	Other noninterest income	$(5)	$(3)
Gains on client foreign exchange forward contracts, net	Other noninterest income	2	3
Net (losses) gains associated with client currency risk		$(3)	$—
Losses on total return swaps	Other noninterest income	$(8)	$—
Net gains on equity warrant assets	Gains on equity warrant assets, net	$63	$222
Net gains on other derivatives	Other noninterest income	$3	$5

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of March 31, 2022 and December 31, 2021:

	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position but Subject to Master Netting Arrangements		Net Amount
(Dollars in millions)				Financial Instruments	Cash Collateral Received (1)
March 31, 2022
Derivative assets:
Foreign exchange forwards and swaps	$169	$—	$169	$(63)	$(23)	$83
Foreign currency options	10	—	10	(7)	—	3
Client interest rate derivatives	51	—	51	(40)	(11)	—
Total derivative assets	230	—	230	(110)	(34)	86
Reverse repurchase, securities borrowing, and similar arrangements	420	—	420	(420)	—	—
Total	$650	$—	$650	$(530)	$(34)	$86
December 31, 2021
Derivative assets:
Interest rate swaps	$18	$—	$18	$—	$(13)	$5
Foreign exchange forwards and swaps	162	—	162	(77)	(32)	53
Foreign currency options	9	—	9	(1)	(7)	1
Client interest rate derivatives	99	—	99	(91)	(8)	—
Total derivative assets	288	—	288	(169)	(60)	59
Reverse repurchase, securities borrowing, and similar arrangements	607	—	607	(607)	—	—
Total	$895	$—	$895	$(776)	$(60)	$59

(1)Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

The following table summarizes our liabilities subject to enforceable master netting arrangements as of March 31, 2022 and December 31, 2021:

	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position but Subject to Master Netting Arrangements		Net Amount
(Dollars in millions)				Financial Instruments	Cash Collateral Pledged (1)
March 31, 2022
Derivative liabilities:
Foreign exchange forwards and swaps	$157	$—	$157	$(76)	$(16)	$65
Total return swaps	8	—	8	—	(8)	—
Foreign currency options	10	—	10	(3)	—	7
Client interest rate derivatives	109	—	109	(80)	(29)	—
Total derivative liabilities	284	—	284	(159)	(53)	72
Repurchase, securities lending, and similar arrangements	63	—	63	—	—	63
Total	$347	$—	$347	$(159)	$(53)	$135
December 31, 2021
Derivative liabilities:
Foreign exchange forwards and swaps	$128	$—	$128	$(55)	$(4)	$69
Foreign currency options	9	—	9	(2)	—	7
Client interest rate derivatives	101	—	101	(44)	(57)	—
Total derivative liabilities	238	—	238	(101)	(61)	76
Repurchase, securities lending, and similar arrangements	61	—	61	—	—	61
Total	$299	$—	$299	$(101)	$(61)	$137

(1)Cash collateral pledged to our counterparties in relation to market value exposures of derivative contracts in a liability position and repurchase agreements are recorded as a component of “cash and cash equivalents" on our consolidated balance sheets.
9.    Noninterest Income
All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. Included below is a summary of noninterest income for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Noninterest income:
Gains on investment securities, net	$85	$167
Gains on equity warrant assets, net	63	222
Client investment fees	35	20
Wealth management and trust fees	22	—
Foreign exchange fees	73	57
Credit card fees	37	28
Deposit service charges	30	25
Lending related fees	19	16
Letters of credit and standby letters of credit fees	14	13
Investment banking revenue	93	142
Commissions	25	24
Other	21	30
Total noninterest income	$517	$744
Gains on investment securities, net
Net gains on investment securities include both gains and losses from our non-marketable and other equity securities, which include public equity securities held as a result of exercised equity warrant assets, gains and losses from sales of our AFS debt securities portfolio, when applicable, and carried interest.

Our non-marketable and other equity securities portfolio primarily represents investments in venture capital and private equity funds, SPD-SVB, debt and credit funds, private and public portfolio companies, which include public equity securities held as a result of exercised equity warrant assets, and qualified affordable housing projects. We experience variability in the performance of our non-marketable and other equity securities from period to period, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains from non-marketable and other equity securities for any single period are typically driven by valuation changes.
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
Gains on investment securities are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our investment-related activities. A summary of gains and losses on investment securities for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Gains on non-marketable and other equity securities, net	$36	$167
Gains on sales of AFS securities, net	49	—
Total gains on investment securities, net	$85	$167

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
Gains on equity warrant assets are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of net gains on equity warrant assets for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Equity warrant assets:
Gains on exercises, net	$12	$160
Terminations	(1)	—
Changes in fair value, net	52	62
Total net gains on equity warrant assets	$63	$222
Client investment fees
Client investment fees include fees earned from discretionary investment management services for managing clients’ portfolios based on their investment policies, and strategies and objectives. Revenue is recognized on a monthly basis upon completion of our performance obligation and consideration is typically received in the subsequent month. Included in our sweep money market fees are Rule 12(b)-1 fees, revenue sharing and customer transactional-based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period, typically monthly. Transactional based fees are earned and recognized on fixed income securities when the transaction is executed on the clients' behalf. Amounts paid to third-party service providers are predominantly expensed, such that client investment fees are recorded gross of payments made to third parties. A summary of client investment fees by instrument type for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Client investment fees by type:
Sweep money market fees	$24	$10
Asset management fees (1)	10	9
Repurchase agreement fees	1	1
Total client investment fees (2)	$35	$20

(1)Represents fees earned from investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Represents fees earned on client investment funds that are maintained at third-party financial institutions and are not recorded on our balance sheet.
Wealth management and trust fees
Wealth management fees are earned for providing wealth management, retirement plan advisory, family office, financial planning, trust services and other financial advisory services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly, beginning-of-quarter, or, for a small number of clients, end-of-quarter market value of the Private Bank AUM and the applicable fee rate, depending on the terms of the contracts. Fees are also recognized monthly based either on a fixed fee amount or are based on the quarter-end (in arrears) market value of the Private Bank AUM and the applicable fee rate, depending on the terms of the contracts. No performance-based incentives are earned under wealth management contracts. Receivables are recorded on the Consolidated Balance Sheets in the "Accrued interest receivable and other assets" line item.
Trust fees are earned when the Company is appointed as trustee for clients. As trustee, the Company administers the client’s trust and manages the assets of the trust, including investments and property. The Company’s performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly or, in certain circumstances, quarterly based on a percentage of the market value of the account as outlined in the agreement. Payment frequency is defined in the individual contracts, which primarily stipulate monthly in arrears. No performance-based incentives are earned on trust fee contracts. Receivables are recorded on the Consolidated Balance Sheets in the "Accrued interest receivable and other assets" line item. A summary of wealth management and trust fees by instrument type for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Wealth management and trust fees by type:
Wealth management fees	$20	$—
Trust fees	2	—
Total wealth management and trust fees	$22	$—
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
Forward contract and option premium fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of foreign exchange fee income by instrument type for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Foreign exchange fees by instrument type:
Spot contract commissions	$66	$55
Forward contract commissions	6	2
Option premium fees	1	—
Total foreign exchange fees	$73	$57
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
Annual card service fees are recognized on a straight-line basis over a 12-month period and continue to be accounted for under ASC 310 - Receivables.
A summary of credit card fees by instrument type for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Credit card fees by instrument type:
Card interchange fees, net	$30	$23
Merchant service fees	5	4
Card service fees	2	1
Total credit card fees	$37	$28
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

Lending related fees
Unused commitment fees, minimum finance fees and unused line fees are recognized as earned on a monthly basis. Fees that qualify for syndication treatment are recognized at the completion of the syndicated loan deal for which the fees were received. Lending related fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our lending-related activities. A summary of lending related fees by instrument type for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Lending related fees by instrument type:
Unused commitment fees	$15	$12
Other	4	4
Total lending related fees	$19	$16
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
A summary of investment banking revenue by instrument type for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Investment banking revenue:
Underwriting fees	$32	$125
Advisory fees	54	4
Private placements and other	7	13
Total investment banking revenue	$93	$142
Commissions
Commissions include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation and the transaction price is fixed at the point in time or trade order execution. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis. The Company also earns subscription fees for market intelligence services that are recognized over the period in which they are delivered. Fees received before the subscription period ends are initially recorded as deferred revenue (a contract liability) in other liabilities in our consolidated balance sheet. Commissions are presented in the "Disaggregation of revenue from contracts with customers" table below.

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
A summary of other noninterest income by instrument type for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Other noninterest income by instrument type:
Fund management fees	$13	$15
Net losses on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	—	(1)
Other service revenue	8	16
Total other noninterest income	$21	$30

(1)Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.

Disaggregation of revenue from contracts with customers
The following tables present our revenues from contracts with customers disaggregated by revenue source and segment for the three months ended March 31, 2022 and 2021:

Three months ended March 31, 2022	Silicon Valley Bank (2)	SVB Private	SVB Capital (2)	SVB Securities (2)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$35	$—	$—	$—	$—	$35
Wealth management and trust fees	—	22	—	—	—	22
Spot contract commissions	65	1	—	—	—	66
Card interchange fees, gross	56	—	—	—	1	57
Merchant service fees	5	—	—	—	—	5
Deposit service charges	29	1	—	—	—	30
Investment banking revenue	—	—	—	93	—	93
Commissions	—	—	—	25	—	25
Fund management fees	—	—	12	1	—	13
Performance fees	—	—	4	—	—	4
Correspondent bank rebates	2	—	—	—	—	2
Total revenue from contracts with customers	$192	$24	$16	$119	$1	$352
Revenues outside the scope of ASC 606 (1)	20	1	49	2	93	165
Total noninterest income	$212	$25	$65	$121	$94	$517

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)Silicon Valley Bank’s, SVB Capital’s and SVB Securities's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Three months ended March 31, 2021	Silicon Valley Bank (2)	SVB Private	SVB Capital (2)	SVB Securities (2)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$19	$1	$—	$—	$—	$20
Spot contract commissions	55	—	—	—	—	55
Card interchange fees, gross	41	—	—	—	—	41
Merchant service fees	4	—	—	—	—	4
Deposit service charges	25	—	—	—	—	25
Investment banking revenue	—	—	—	142	—	142
Commissions	—	—	—	24	—	24
Fund management fees	—	—	13	2	—	15
Performance fees	—	—	—	—	—	—
Correspondent bank rebates	1	—	—	—	—	1
Total revenue from contracts with customers	$145	$1	$13	$168	$—	$327
Revenues outside the scope of ASC 606 (1)	14	—	56	2	345	417
Total noninterest income	$159	$1	$69	$170	$345	$744

(1)Amounts are accounted for under separate guidance than ASC 606.
(2)Silicon Valley Bank’s, SVB Capital’s and SVB Securities's components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, and unearned revenue when revenue is recognized subsequent to receipt of consideration. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. During the three months ended March 31, 2022 and 2021, changes in our contract assets, contract liabilities and receivables were not material. Additionally, revenues recognized during the three months ended March 31, 2022 and 2020 that were included in the corresponding contract liability balance at the beginning of the periods were not material.
10.    Segment Reporting
We have four reportable segments for management reporting purposes: Silicon Valley Bank, SVB Private, SVB Capital and SVB Securities. The results of our reportable and operating segments are based on our internal management reporting process.
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. During the quarter ended March 31, 2022, we reevaluated our segments. Based on this reevaluation, the Premium Wine reporting division was moved from Silicon Valley Bank to the SVB Private segment. These changes were made to reflect the manner in which the Company is organized for purposes of making operating decisions and assessing performance. For the three months ended March 31, 2021, prior period balances for our Premium Wine reporting division previously reported in "Silicon Valley Bank" have been recasted to the reportable segment “SVB Private” to properly reflect organizational changes effective January 1, 2022. The reclassification of historical segment information has no effect on the Company's previously reported consolidated balance sheets, statements of income, or cash flows and the change did not have any impact on the determination of the reporting units used to assess impairment under ASC 350, Intangibles - Goodwill and Other. Please refer to Note 10 — “Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.
Our Silicon Valley Bank and SVB Private segments primary source of revenue is from net interest income, which is primarily the difference between interest earned on loans, net of FTP, and interest paid on deposits, net of FTP. Accordingly, these segments are reported using net interest income, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which a funding credit is given for deposits raised, and a funding charge is made for funded loans. FTP is calculated at an instrument level based on account characteristics.
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
For reporting purposes, SVB Financial Group has four operating segments for which we report our financial information:
•Silicon Valley Bank (formerly known as Global Commercial Bank) is our commercial bank which offers products and services provided by the Bank and its subsidiaries to commercial clients in key innovation markets. The Bank provides solutions to the financial needs of commercial clients through credit, treasury management, foreign exchange, trade finance, and other services. In addition, the Bank and its subsidiaries offer a variety of investment services and solutions to its clients that enable them to effectively manage their assets. Our commercial bank consists of services provided to clients in the Tech and Healthcare industries, as well as private equity and venture capital firms, and includes clients from international operations in EMEA, Asia and Canada.
•SVB Private (formerly known as SVB Private Bank) is our private bank and wealth management segment of the Bank. SVB Private provides a range of personal financial solutions for consumers. Our clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support as well as high net worth clients acquired from Boston Private and our premium wine clients. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted and private stock loans, capital call lines of credit, other secured and unsecured lending products and vineyard development loans (previously reported as part of Silicon Valley Bank), as well as planning-based financial strategies, wealth management, family office, financial planning, tax planning and trust services. In addition, we provide real estate secured loans to eligible employees through our EHOP.
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
•SVB Securities is an investment bank focused on the innovation economy and operates as a wholly-owned subsidiary of SVB Financial Group. SVB Securities provides investment banking services across all major sub-sectors of Healthcare and Technology. Healthcare sub-sectors include Biopharma, Digital Health and HealthTech, Healthcare Services, Medical Devices and Tools and Diagnostics. Technology sub-sectors include Consumer Internet, Commerce Enablement and Marketing Software, Digital Infrastructure and Tech-Enabled Services, Education Technology, Enterprise Software, Industrial Technology and FinTech. SVB Securities focuses on four main product and service offerings: Capital Raising, M&A Advisory, Equity Research and Sales and Trading.
The following table presents a summary of financial results of our reportable segments along with a reconciliation to our consolidated interim results. Our reportable segment information for the three months ended March 31, 2022 and 2021 is as follows:

(Dollars in millions)	Silicon Valley Bank (1)	SVB Private	SVB Capital (1)	SVB Securities (1)	Other Items (2)	Total
Three months ended March 31, 2022
Net interest income	$854	$81	$—	$—	$147	$1,082
(Provision for) reduction of credit losses	(7)	(1)	—	—	(3)	(11)
Noninterest income	212	25	65	121	94	517
Noninterest expense (3)	(397)	(94)	(20)	(134)	(228)	(873)
Income (loss) before income tax expense (4)	$662	$11	$45	$(13)	$10	$715
Total average loans, amortized cost	$52,234	$14,298	$—	$—	$538	$67,070
Total average assets (5) (6)	177,944	15,987	892	993	20,252	216,068
Total average deposits	175,424	14,416	—	—	878	190,718
Three months ended March 31, 2021
Net interest income (7)	$611	$35	$—	$—	$14	$660
(Provision for) reduction of credit losses	(45)	9	—	—	17	(19)
Noninterest income	159	1	69	170	345	744
Noninterest expense (3) (7)	(276)	(15)	(16)	(136)	(193)	(636)
Income before income tax expense (4) (7)	$449	$30	$53	$34	$183	$749
Total average loans, amortized cost (7)	$38,221	$6,043	$—	$—	$2,017	$46,281
Total average assets (5) (6) (7)	107,859	6,097	577	767	9,515	124,815
Total average deposits (7)	106,016	3,545	—	—	1,047	110,608

(1)Silicon Valley Bank’s, SVB Capital’s and SVB Securities's components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within “Other Items."
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
(3)The Silicon Valley Bank segment includes direct depreciation and amortization of $10 million and $7 million for the three months ended March 31, 2022 and 2021, respectively.
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

(6)Included in the total average assets for SVB Securities is goodwill of $174 million and for Private Bank is goodwill of $201 million for the three months ended March 31, 2022 and included in the total average assets for SVB Securities is goodwill of $138 million for the three months ended March 31, 2021.
(7)For the three months ended March 31, 2021, prior period balances for our Premium Wine reporting division previously reported in "Silicon Valley Bank" have been allocated to the reportable segment “SVB Private” to properly reflect organizational changes effective January 1, 2022. The reallocation had no impact on the "Total" amount.
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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at March 31, 2022 and December 31, 2021:

(Dollars in millions)	March 31, 2022	December 31, 2021
Loan commitments (1)	$40,737	$40,327
Standby letters of credit (2)	3,843	3,612
Commercial letters of credit (3)	105	77
Total unfunded credit commitments	$44,685	$44,016
Allowance for unfunded credit commitments (4)	175	171

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
Standby Letters of Credit
The table below summarizes our standby letters of credit at March 31, 2022. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in millions)	Expires in One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$3,621	$140	$3,761	$3,761
Performance standby letters of credit	74	8	82	82
Total	$3,695	$148	$3,843	$3,843
Deferred fees related to financial and performance standby letters of credit were $18 million at March 31, 2022 and $20 million at December 31, 2021.

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which generally make investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at March 31, 2022:

(Dollars in millions)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Redwood Evergreen Fund, LP	$250	$186	100.0%
CP II, LP (1)	1	—	5.1
Capital Preferred Return Fund, LP	13	—	20.0
Growth Partners, LP	25	1	33.0
Strategic Investors Fund, LP	15	1	12.6
Strategic Investors Fund II, LP	15	1	8.6
Strategic Investors Fund III, LP	15	1	5.9
Strategic Investors Fund IV, LP	12	2	5.0
Strategic Investors Fund V funds	1	—	Various
Other venture capital and private equity fund investments (equity method accounting)	18	6	Various
Debt funds (equity method accounting)	59	—	Various
Other fund investments (2)	249	10	Various
Total	$673	$208

(1)Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in Strategic Investors Fund II, LP.
(2)Represents commitments to 156 funds (primarily venture capital funds) where our ownership interest is generally less than 5.0 percent of the voting interests of each such fund.
At March 31, 2022 we had $3 million of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests).
12.    Income Taxes
We are subject to income tax and non-income based taxes by the U.S. federal tax authorities as well as various state and foreign tax authorities. We have identified the U.S. federal and California state jurisdictions as major tax filings. The state of California is currently examining the years 2013-2016. Our U.S. federal tax returns remain open to full examination for 2018 and subsequent tax years. Our California tax returns remain open to full examination for 2017 and subsequent tax years.
At March 31, 2022, our unrecognized tax benefit was $42 million, the recognition of which would reduce our income tax expense by $33 million. We are unable to estimate the unrecognized tax benefit that will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three months ended March 31, 2022.
13.    Fair Value of Financial Instruments
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
Total return swaps: Fair value measurements of total return swaps are based upon the performance of the reference asset, the variable coupon rate and spread of the floating leg of the contract.

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

Contingent conversion rights (public portfolio): Fair value measurements of contingent conversion rights of publicly-traded portfolio companies are valued based on the Black-Scholes option pricing model. The model uses the price of publicly-traded companies (underlying stock price), stated strike prices, warrant expiration dates, the risk-free interest rate and market-observable option volatility assumptions. Modeled asset values are further adjusted by applying a discount of up to 20 percent for certain conversion rights that have certain sales restrictions or other features that indicate a discount to fair value is warranted. As sale restrictions are lifted, discounts are adjusted downward to zero once all restrictions expire or are removed.

Contingent conversion rights (private portfolio): Fair value measurements are based on consideration of a range of factors including, but not limited to, actual and forecasted enterprise values, probability of conversion event occurring and limitations and conversion pricing outlined in the convertible debt agreement. Additionally, we have ongoing communication with the portfolio companies and relationship teams, to determine whether there is a material change in fair value. We use company provided valuation reports, if available, to support our valuation assumptions. These factors are specific to each portfolio company and a weighted average or range of values of the unobservable inputs is not meaningful.

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022:

(Dollars in millions)	Level 1	Level 2	Level 3	Balance at March 31, 2022
Assets:
AFS securities:
U.S. Treasury securities	$16,639	$—	$—	$16,639
U.S. agency debentures	—	151	—	151
Foreign government debt securities	59	—	—	59
Residential MBS:
Agency-issued MBS	—	6,846	—	6,846
Agency-issued CMO—fixed rate	—	860	—	860
Agency-issued CMBS	—	1,436	—	1,436
Total AFS securities	16,698	9,293	—	25,991
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	406
Other equity securities in public companies	39	16	—	55
Total non-marketable and other equity securities (fair value accounting)	39	16	—	461
Other assets:
Foreign exchange forward, swap and option contracts	—	179	—	179
Equity warrant assets	—	8	315	323
Contingent conversion rights	—	—	7	7
Client interest rate derivatives	—	51	—	51
Other assets	8	—	—	8
Total assets	$16,745	$9,547	$322	$27,020
Liabilities:
Foreign exchange forward, swap and option contracts	$—	$167	$—	$167
Total return swaps	—	8	—	8
Client interest rate derivatives	—	109	—	109
Other liabilities	8	—	—	8
Total liabilities	$8	$284	$—	$292

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021:

(Dollars in millions)	Level 1	Level 2	Level 3	Balance at December 31, 2021
Assets:
AFS securities:
U.S. Treasury securities	$15,850	$—	$—	$15,850
U.S. agency debentures	—	196	—	196
Foreign government debt securities	61	—	—	61
Residential MBS:
Agency-issued MBS	—	8,589	—	8,589
Agency-issued CMO—fixed rate	—	982	—	982
Agency-issued CMBS	—	1,543	—	1,543
Total AFS securities	15,911	11,310	—	27,221
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	338
Other equity securities in public companies	43	74	—	117
Total non-marketable and other equity securities (fair value accounting)	43	74	—	455
Other assets:
Foreign exchange forward and option contracts	—	171	—	171
Equity warrant assets	—	8	269	277
Interest rate swaps	—	18	—	18
Client interest rate derivatives	—	99	—	99
Other assets	8	$—	$—	8
Total assets	$15,962	$11,680	$269	$28,249
Liabilities:
Foreign exchange forward and option contracts	$—	$137	$—	$137
Client interest rate derivatives	—	101	—	101
Other liabilities	8	—	—	8
Total liabilities	$8	$238	$—	$246
The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2022 and 2021:

(Dollars in millions)	Beginning Balance	Total Net Gains Included in Net Income	Sales/Exits	Issuances	Transfers Out of Level 3	Ending Balance
Three months ended March 31, 2022
Equity warrant assets (1)	$269	$65	$(23)	$6	$(2)	$315
Contingent conversion rights (2)	—	—	—	7	—	7
Three months ended March 31, 2021
Equity warrant assets (1)	192	220	(181)	6	(4)	233

(1)Realized and unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net," a component of noninterest income.
(2)Unrealized gains and losses are recorded in the line item "Other noninterest income," a component of noninterest income.

The following table presents the amount of net unrealized gains and losses included in earnings attributable to Level 3 assets still held at March 31, 2022 and 2021:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Other assets:
Equity warrant assets (1)	$54	$61
Total unrealized gains, net	$54	$61

(1)Unrealized gains and losses are recorded in the line item “Gains on equity warrant assets, net," a component of noninterest income.
(2)Unrealized gains and losses are recorded in the line item "Other noninterest income," a component of noninterest income.

The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at March 31, 2022 and December 31, 2021. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in millions)	Fair value	Valuation Technique	Significant Unobservable Inputs	Input Range	Weighted Average
March 31, 2022:
Equity warrant assets (public portfolio)	$1	Black-Scholes option pricing model	Volatility	45.0% - 53.2%	51.7%
			Risk-Free interest rate	2.3- 2.4	2.3
			Sales restrictions discount (1)	20.0	20.0
Equity warrant assets (private portfolio)	314	Black-Scholes option pricing model	Volatility	24.1 - 53.2	42.5
			Risk-Free interest rate	0.52 - 2.45	2.1
			Marketability discount (2)	18.8	18.8
			Remaining life assumption (3)	40.0	40.0
Contingent conversion rights (public portfolio)	2	Black-Scholes option pricing model	Volatility	53.2	53.2
			Risk-Free interest rate	2.12- 2.32	2.1
			Sales restrictions discount (1)	20.0	20.0
Contingent conversion rights (private portfolio)	5	Private company equity pricing	(4)	(4)	(4)

December 31, 2021:
Equity warrant assets (public portfolio)	2	Black-Scholes option pricing model	Volatility	27.8% - 55.0%	43.7%
			Risk-Free interest rate	0.6- 1.5	1.1
			Sales restrictions discount (1)	10.0 - 20.0	10.7
Equity warrant assets (private portfolio)	267	Black-Scholes option pricing model	Volatility	24.7 - 55.0	43.0
			Risk-Free interest rate	0.06 - 1.40	0.8
			Marketability discount (2)	20.1	20.1
			Remaining life assumption (3)	40.0	40.0

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
(3)We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on terminations and exercises. At March 31, 2022, the weighted average contractual remaining term was 6.4 years, compared to our estimated remaining life of 2.6 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.
(4)In determining the fair value of our private contingent conversion rights portfolio (not valued using the Black-Scholes model), we evaluate a variety of factors related to each underlying private portfolio company including, but not limited to, actual and forecasted enterprise values, the probability of a conversion event occurring and limitations and conversion pricing outlined in the convertible debt agreement. Additionally, we have ongoing communication with the portfolio companies and relationship teams, to determine whether there is a material change in fair value. We use company provided valuation reports, if available, to support our valuation assumptions. These factors are specific to each portfolio company and a weighted average or range of values of the unobservable inputs is not meaningful.

For the three months ended March 31, 2022 and 2021, we did not have any transfers between Level 3 and Level 1. All transfers from Level 3 to Level 2 for the three months ended March 31, 2022 and 2021 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above).

Financial Instruments not Carried at Fair Value
FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at March 31, 2022 and December 31, 2021:

		Estimated Fair Value
(Dollars in millions)	Carrying Amount	Total	Level 1	Level 2	Level 3
March 31, 2022:
Financial assets:
Cash and cash equivalents	$20,606	$20,606	$20,606	$—	$—
HTM securities	98,707	91,667	—	91,667	—
Non-marketable securities not measured at net asset value	432	432	—	—	432
Non-marketable securities measured at net asset value	755	755	—	—	—
Net loans	68,244	69,394	—	—	69,394
FHLB and Federal Reserve Bank stock	304	304	—	—	304
Financial liabilities:
Short-term borrowings	99	99	—	99	—
Non-maturity deposits (1)	195,607	195,607	195,607	—	—
Time deposits	2,527	2,436	—	2,436	—
3.50% Senior Notes	349	352	—	352	—
3.125% Senior Notes	496	482	—	482	—
1.800% Senior Notes due 2031	494	431	—	431	—
2.100% Senior Notes due 2028	496	457	—	457	—
1.800% Senior Notes due 2026	645	605	—	605	—
Junior subordinated debentures	90	82	—	82	—
Off-balance sheet financial assets:
Commitments to extend credit	—	45	—	—	45
December 31, 2021:
Financial assets:
Cash and cash equivalents	$14,619	$14,619	$14,619	$—	$—
HTM securities	98,195	97,227	—	97,227	—
Non-marketable securities not measured at net asset value	424	424	—	—	424
Non-marketable securities measured at net asset value	710	710	—	—	—
Net loans	65,854	67,335	—	—	67,335
FHLB and Federal Reserve Bank stock	107	107	—	—	107
Financial liabilities:
Short-term borrowings	121	121	—	121	—
Non-maturity deposits (1)	187,464	187,464	187,464	—	—
Time deposits	1,739	1,728	—	1,728	—
3.50% Senior Notes	349	370	—	370	—
3.125% Senior Notes	496	526	—	526	—
1.800% Senior Notes due 2031	494	474	—	474	—
2.100% Senior Notes due 2028	496	501	—	501	—
1.800% Senior Notes due 2026	645	649	—	649	—
Junior subordinated debentures	90	92	—	92	—
Off-balance sheet financial assets:
Commitments to extend credit	—	47	—	—	47

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of March 31, 2022:

(Dollars in millions)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$406	$406	$13
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	721	721	13
Debt funds (2)	5	5	—
Other investments (2)	29	29	1
Total	$1,161	$1,161	$27

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
15.    Related Parties
We have no material related party transactions requiring disclosure. In the ordinary course of business, the Bank may extend credit to related parties, including executive officers, directors, principal shareholders and their related interests. Additionally, we provide real estate secured loans to eligible employees through our EHOP. For additional details, see Note 19 — “Employee Compensation and Benefit Plans" under Part II, Item 8 of our 2021 Form 10-K.
16.    Subsequent Events
Senior Notes Offerings
On April 29, 2022, the SVB Financial Group issued $350 million of 4.345% Senior Fixed Rate/Floating Rate Notes due on April 2028 ("Senior Notes due 2028") and $450 million of 4.570% Senior Fixed Rate/Floating Rate Notes due on April 2033 ("Senior Notes due 2033").
The Senior Notes due 2028 will begin semi-annual fixed interest payments starting on October 29, 2022 and every October 29th and April 29th and ending on April 29, 2027 at a fixed rate of 4.345%. Beginning on April 29, 2027, the Senior Notes due 2028 will begin quarterly interest payments on July 29, 2027, October 29, 2027, January 29, 2028 and October 29, 2028 as a floating rate of compounded SOFR plus 1.713%. The Senior Notes due 2028 will be redeemable at SVB Financial Group's option, in whole but not in part, on April 29, 2027 and on or after the 30th day prior to the 2028 maturity date at a redemption price equal to 100% of the principal amount of the Senior Notes due 2028, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The Senior Notes due 2033 will begin semi-annual fixed interest payments starting on October 29, 2022 and every October 29th and April 29th and ending on April 29, 2032 at a fixed rate of 4.570%. Beginning on April 29, 2032, the Senior Notes due 2033 will begin quarterly interest payments on July 29, 2032, October 29, 2032, January 29, 2033 and October 29, 2033 as a floating rate of compounded SOFR plus 1.967%. The Senior Notes due 2028 will be redeemable at SVB Financial Group's option, in whole but not in part, on April 29, 2032 and on or after the 90th day prior to the 2033 maturity date at a redemption price equal to 100% of the principal amount of the Senior Notes due 2033, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
•Descriptions of our strategic initiatives, plans or objectives for future operations, including pending sales or acquisitions, such as the continuing integration of Boston Private and the expansion of SVB Securities into the technology investment banking sector;
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
You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “assume,” “seek,” “expect,” “plan,” “intend,” and the negative of such words, or comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we have based these expectations on our current beliefs as well as our assumptions, and such expectations may not prove to be correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside our control. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements. Important factors that could cause our actual results and financial condition to differ from the expectations stated in the forward-looking statements include, among others:
•market and economic conditions (including inflation trends, interest rate volatility, the general condition of the capital and equity markets, private equity and venture capital investment, IPO, secondary offering, SPAC fundraising, M&A and other financing activity levels) and the associated impact on us (including effects on client demand for our commercial and investment banking and other financial services, as well as on the valuations of our investments);
•disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including the ongoing military conflict between Russia and Ukraine, terrorism and other geopolitical events;
•the COVID-19 pandemic, including COVID-19 variants and their effects on the economic and business environments in which we operate, and the effects of the COVID-19 pandemic on our operations;
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
•the sufficiency of our capital and liquidity positions;
•changes in the levels of our loans, deposits and client investment fund balances;
•changes in the performance or equity valuations of funds or companies in which we have invested or hold derivative instruments or equity warrant assets;
•variations from our expectations as to factors impacting our cost structure;
•our ability to attract and retain the appropriate talent to support our growth;
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
•the expansion of our business internationally, and the impact of geopolitical events and international market and economic events on us;
•the effectiveness of our risk management framework and quantitative models;
•the impact of governmental policy, legal requirements and regulations including regulations promulgated by the Board of Governors of the Federal Reserve System, and other regulatory requirements;
•our ability to maintain or increase our market share, including through successfully implementing our business strategy and undertaking new business initiatives, including through the continuing integration of Boston Private, the expansion of SVB Private and the growth and expansion of SVB Securities;
•greater than expected costs or other difficulties related to the continuing integration of our business and that of Boston Private;
•variations from our expectations as to the amount and timing of business opportunities, growth prospects and cost savings associated with the acquisition of Boston Private;
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
•regulatory or legal changes and their impact on us; and
•other factors as discussed in “Risk Factors” under Part I, Item 1A in our 2021 Form 10-K and under Part II, Item 1A of this report.
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
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our 2021 Form 10-K.
Management’s Overview of First Quarter 2022 Performance
Strong execution and higher rates drove robust earnings and profitability in the first quarter of 2022 even as market volatility slowed client liquidity growth and pressured valuations and investment banking income. Net interest income exceeded $1.0 billion in a single quarter for the first time in our history as a result of strong balance sheet growth and improved yields on fixed income securities. Core fee income remained strong across all categories and was driven by a significant increase in client investment fees as a result of the March 2022 rate hike. Growth in our net interest income and core fee income more than offset the moderation in SVB Securities revenue and warrant and investment gains. Credit quality continued to be excellent with low net loan charge-offs and declining nonperforming loans.
Reference Rate Reform
The publication of the British Pound Sterling, Euro, Swiss Franc and Japanese Yen LIBOR settings and one-week and two-month U.S. dollar LIBOR settings terminated at the end of December 2021, leaving the remaining U.S. dollar LIBOR settings (i.e., overnight, one month, three month, six month and 12 month) in place, which are expected to terminate at the end of June 2023. Therefore, existing contracts referencing all other U.S. dollar LIBOR settings must be remediated no later than June 30, 2023. We hold instruments that may be impacted by the discontinuance of LIBOR, including loans, investments, and derivative products that use LIBOR as a benchmark rate.
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
A summary of our performance for the three months ended March 31, 2022 (compared to the three months ended March 31, 2021, where applicable) is as follows:

BALANCE SHEET	EARNINGS
Assets. $216.1 billion in average total assets (up 73.1%). $220.4 billion in period-end total assets (up 54.8%).
Loans. $67.1 billion in average total loan balances (up 44.9%). $68.7 billion in period-end total loan balances (up 44.0%).
Total Client Funds. (on-balance sheet deposits and off-balance sheet client investment funds). $396.9 billion in average total client fund balances (up 51.4%). $397.4 billion in period-end total client fund balances (up 38.0%).
AFS/HTM Fixed Income Investments. $125.6 billion in average fixed income investment securities (up 134.6%). $124.7 billion in period-end fixed income investment securities (up 85.7%).

EPS. Earnings per diluted share of $7.92 (down 21.0%).
Net Income. Consolidated net income available to common stockholders of $472 million (down 11.3%).
-Net interest income of $1.1 billion (up 63.9%).
-Net interest margin of 2.13% (down 16 bps).
-Noninterest income of $517 million (down 30.5%), non-GAAP core fee income+ of $230 million (up 44.7%) and non-GAAP SVB Securities revenue++ of $118 million (down 28.9%).
-Noninterest expense of $873 million (up 37.3%).

Return on Average Equity. Return on average equity (annualized) performance of 15.28%.
Operating Efficiency Ratio. Operating efficiency ratio of 54.60%.

CAPITAL	CREDIT QUALITY
Capital+++. Active capital management, with all capital ratios considered “well-capitalized” under banking regulations. SVB Financial and Bank capital ratios, respectively, were:
-CET1 risk-based capital ratio of 12.10% and 14.89%.
-Tier 1 risk-based capital ratio of 15.88% and 14.89%.
-Total risk-based capital ratio of 16.39% and 15.41%.
-Tier 1 leverage ratio of 7.70% and 7.09%.

Credit Quality. Stable credit trends.
-ACL for loans of 0.61% as a percentage of period-end total loans.
-Provision for loans was 0.05% as a percentage of period-end total loans (annualized).
-Net loan charge-offs of 0.05% as a percentage of average total loans (annualized).

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

A summary of our performance for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions, except per share data, employees and ratios)	2022	2021	% Change
Income Statement:
Diluted EPS	$7.92	$10.03	(21.0)%
Net income available to common stockholders	472	532	(11.3)
Net interest income	1,082	660	63.9
Net interest margin	2.13%	2.29%	(16)	bps
Provision for credit losses (1)	11	19	(42.1)%
Noninterest income	517	744	(30.5)
Noninterest expense	873	636	37.3
Non-GAAP core fee income (2)	230	159	44.7
Non-GAAP core fee income, plus SVB Securities revenue (2)	348	325	7.1
Balance Sheet:
Average AFS securities	$26,946	$28,248	(4.6)%
Average HTM securities	98,677	25,295	NM
Average loans, amortized cost	67,070	46,281	44.9
Average noninterest-bearing demand deposits	125,568	73,233	71.5
Average interest-bearing deposits	65,150	37,375	74.3
Average total deposits	190,718	110,608	72.4
Earnings Ratios:
Return on average assets (annualized) (3)	0.89%	1.73%	(48.6)%
Return on average SVBFG stockholders’ equity (annualized) (4)	15.28	27.04	(43.5)
Asset Quality Ratios:
ACL for loans as a % of total period-end loans	0.61%	0.82%	(21)	bps
ACL for performing loans as a % of total performing loans	0.58	0.74	(16)
Gross loan charge-offs as a % of average total loans (annualized)	0.11	0.83	(72)
Net loan charge-offs as a % of average total loans (annualized)	0.05	0.79	(74)
Capital Ratios:
SVBFG CET1 risk-based capital ratio	12.10%	12.18%	(8)	bps
SVBFG tier 1 risk-based capital ratio	15.88	14.01	187
SVBFG total risk-based capital ratio	16.39	14.62	177
SVBFG tier 1 leverage ratio	7.70	8.01	(31)
SVBFG tangible common equity to tangible assets (5)	5.38	6.06	(68)
SVBFG tangible common equity to risk-weighted assets (5)	11.30	12.12	(82)
Bank CET1 risk-based capital ratio	14.89	12.93	196
Bank tier 1 risk-based capital ratio	14.89	12.93	196
Bank total risk-based capital ratio	15.41	13.56	185
Bank tier 1 leverage ratio	7.09	7.20	(11)
Bank tangible common equity to tangible assets (5)	6.57	6.25	32
Bank tangible common equity to risk-weighted assets (5)	14.07	12.88	119
Other Ratios:
Operating efficiency ratio (6)	54.60%	45.31%	20.5%
Total costs of deposits (annualized) (7)	0.05	0.04	25.0
Book value per common share (8)	$209.62	$163.25	28.4
Tangible book value per common share (9)	201.07	159.50	26.1
Other Statistics:
Average full-time equivalent employees	6,975	4,601	51.6%
Period-end full-time equivalent employees	7,149	4,656	53.5

(1)This metric for the three months ended March 31, 2021 includes the impact of an $80 million charge-off related to fraudulent activity discussed in previous filings.
(2)See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and non-GAAP core fee income plus investment banking revenue and commissions.
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
There have been no significant changes during the three months ended March 31, 2022 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2021 Form 10-K.
Recent Accounting Pronouncements
In March 2022, the FASB issued Accounting Standard Update No. 2022-01, Derivatives and Hedging (Topic 815), which allows multiple hedged layers to be designated in a single closed portfolio of financial assets. As a result, an entity can achieve hedge accounting for hedges of a greater proportion of the interest rate risk inherent in the assets included in the closed portfolio, further aligning hedge accounting with our risk management strategies. The update allows for a one-time transfer of certain debt securities from HTM to AFS upon adoption. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
In March 2022, the FASB issued Accounting Standard Update No. 2022-02, Financial Instruments — Credit Losses (Topic 326), which eliminates the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. The update also requires disclosure of current-period gross write-offs by year of origination for financing receivables. The update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
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

	2022 Compared to 2021
	Three months ended March 31, increase (decrease) due to change in
(Dollars in millions)	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(1)	$4	$3
Fixed income investment portfolio (taxable)	320	(34)	286
Fixed income investment portfolio (non-taxable)	21	(3)	18
Loans, amortized cost	177	(37)	140
Increase (decrease) in interest income, net	517	(70)	447
Interest expense:
Money market deposits	8	2	10
Time deposits	2	—	2
Total increase in deposits expense	10	2	12
Short-term borrowings	1	—	1
Long term debt	8	—	8
Total increase in borrowings expense	9	—	9
Increase in interest expense, net	19	2	21
Increase (decrease) in net interest income	$498	$(72)	$426
Net Interest Income (Fully Taxable Equivalent Basis)
NII increased by $426 million to $1.1 billion for the three months ended March 31, 2022, compared to $665 million for the comparable 2021 period. Overall, our NII increased primarily from increases in average balances of our fixed income investment securities and loans. The increase in NII was partially offset by lower yields on fixed income investment securities and loans. Upon the completion of the Boston Private acquisition in July 2021, a $104 million fair market value adjustment was made on the acquired loans that will be amortized into loan interest income over the contractual terms of the underlying loans using the constant effective yield method. The adjustment will be approximately 90 percent amortized by the end of fiscal year 2023. For the three months ended March 31, 2022, $14 million of this premium amortization partially offset the overall increase in NII.
The main factors affecting interest income and interest expense for the three months ended March 31, 2022, compared to the comparable 2021 period are discussed below:
•Interest income for the three months ended March 31, 2022 increased by $447 million due primarily to:
◦A $304 million increase in interest income from our fixed income investment securities due primarily to an increase of $72.1 billion in average fixed income investment securities driven by exceptional average deposit growth. The increase in interest income from growth of our average fixed income investment securities was partially offset by declines in yields earned on these investments reflective of the lower rate environment in 2021, and
◦A $140 million increase in interest income on loans due primarily to an increase in average loan balances of $20.8 billion, partially offset by a decrease in overall loan yields of 32 bps to 3.45 percent from 3.77 percent. Gross loan yields, excluding loan interest recoveries and loan fees, decreased 12 bps to 3.15 percent from 3.27 percent, driven by growth in our lower yielding Global Fund Banking portfolio as well as the addition of lower yielding Boston Private loans.
•Interest expense for the three months ended March 31, 2022 increased by $21 million due primarily to:
◦A $12 million increase in interest expense on deposits due primarily to an increase in average interest-bearing money market deposits balance partially driven by the addition of Boston Private deposits, and
◦A $9 million increase in interest expense on borrowings due primarily to interest expense on our 2.100% Senior Notes issued in May 2021 and our 1.800% Senior Notes issued in October 2021.
Net Interest Margin (Fully Taxable Equivalent Basis)
•Our net interest margin decreased by 16 bps to 2.13 percent for the three months ended March 31, 2022, compared to 2.29 percent for the comparable 2021 period. The lower margin for the three months ended March 31, 2022 was due primarily to higher growth in our lower-yielding cash and investment securities portfolio relative to the growth in our loan portfolio driven by significant growth in our average deposits, as well as a decrease in yields on loans as discussed above. Average loans represented 32.3 percent of average interest earnings assets for the three months ended March 31, 2022, compared to 39.2 percent for the comparable 2021 period.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests, preferred stock, and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2022 and 2021:

Average Balances, Rates and Yields for the Three Months Ended March 31, 2022 and 2021

	Three months ended March 31,
	2022			2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$14,800	$6	0.16%	$18,174	$3	0.07%
Investment securities: (2)
AFS securities:
Taxable	26,946	86	1.30	28,248	125	1.79
HTM securities:
Taxable	91,758	425	1.88	21,590	100	1.87
Non-taxable (3)	6,919	44	2.57	3,705	26	2.90
Total loans, amortized cost (4) (5)	67,070	570	3.45	46,281	430	3.77
Total interest-earning assets	207,493	1,131	2.21	117,998	684	2.35
Cash and due from banks	3,475			1,547
ACL	(432)			(484)
Other assets (6)	5,532			5,754
Total assets	$216,068			$124,815
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$6,059	$1	0.07%	$3,662	$1	0.10%
Money market deposits	55,163	19	0.14	30,959	9	0.11
Money market deposits in foreign offices	776	—	0.03	873	—	0.06
Time deposits	2,116	2	0.39	658	—	0.39
Sweep deposits in foreign offices	1,036	—	0.01	1,223	—	0.02
Total interest-bearing deposits	65,150	22	0.14	37,375	10	0.11
Short-term borrowings	3,136	1	0.18	12	—	0.07
Long-term debt	2,570	17	2.55	1,162	9	3.05
Total interest-bearing liabilities	70,856	40	0.23	38,549	19	0.20
Portion of noninterest-bearing funding sources	136,637			79,449
Total funding sources	207,493	40	0.08	117,998	19	0.06
Noninterest-bearing funding sources:
Demand deposits	125,568			73,233
Other liabilities	3,100			4,021
Preferred stock	3,646			817
SVBFG common stockholders’ equity	12,530			7,984
Noncontrolling interests	368			211
Portion used to fund interest-earning assets	(136,637)			(79,449)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$216,068			$124,815
Net interest income and margin		$1,091	2.13%		$665	2.29%
Total deposits	$190,718			$110,608
Average SVBFG common stockholders’ equity as a percentage of average assets			5.80%			6.40%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(9)			(5)
Net interest income, as reported		$1,082			$660

(1)Includes average interest-earning deposits in other financial institutions of $5.2 billion and $1.6 billion for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, balances also include $9.2 billion and $14.8 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.
(2)Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent for all periods presented.
(4)Nonaccrual loans are reflected in the average balances of loans.
(5)Interest income includes loan fees of $50 million and $58 million for the three months ended March 31, 2022 and 2021, respectively.
(6)Average investment securities of $2.1 billion and $3.4 billion for the three months ended March 31, 2022 and 2021, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other equity securities.

Provision for Credit Losses
The provision for credit losses is the combination of (i) the provision for loans, (ii) the provision for unfunded credit commitments and (iii) the provision for HTM securities. Our allowance for credit losses reflects our best estimate of probable credit losses that are inherent in the portfolios at the balance sheet date.
The following table summarizes our ACL for loans, unfunded credit commitments and HTM securities for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(Dollars in millions)	2022	2021
ACL, beginning balance	$422	$448
Provision for loans (1)	8	34
Gross loan charge-offs (1)	(18)	(95)
Loan recoveries	10	5
Foreign currency translation adjustments	(1)	—
ACL, ending balance	$421	$392
ACL for unfunded credit commitments, beginning balance	171	121
Provision (reduction) for unfunded credit commitments	4	(16)
ACL for unfunded credit commitments, ending balance (2)	$175	$105
ACL for HTM securities, beginning balance	7	—
(Reduction) provision for HTM securities	(1)	1
ACL for HTM securities, ending balance (3)	$6	$1
Ratios and other information:
Provision for loans as a percentage of period-end total loans (annualized) (1)	0.05%	0.29%
Gross loan charge-offs as a percentage of average total loans (annualized) (1)	0.11	0.83
Net loan charge-offs as a percentage of average total loans (annualized) (1)	0.05	0.79
ACL for loans as a percentage of period-end total loans	0.61	0.82
Provision for credit losses	$11	$19
Period-end total loans	68,665	47,675
Average total loans	67,070	46,281
Allowance for loan losses for nonaccrual loans	20	42
Nonaccrual loans	70	90

(1)Metrics for the three months ended March 31, 2021 includes the impact of an $80 million charge-off related to fraudulent activity as disclosed in previous filings.
(2)The “ACL for unfunded credit commitments” is included as a component of “Other liabilities” on our consolidated balance sheets.
(3)The "ACL for HTM securities" is included as a component of "HTM securities" and presented net in our consolidated financial statements.
Provision for Loans
We had a provision for credit losses for loans of $8 million for the three months ended March 31, 2022 compared to a provision of $34 million for the three months ended March 31, 2021. The provision for loans of $8 million for the three months ended March 31, 2022 was driven primarily by a $15 million provision for loan growth and an increase of $16 million for charge-offs not previously reserved for at December 31, 2021. These increases were partially offset by a $10 million reduction for recoveries and a $15 million decrease in reserves for nonaccrual loans.
The provision for loans of $34 million for the three months ended March 31, 2021 was driven primarily by $86 million in charge-offs not specifically reserved for at December 31, 2020, of which $80 million was related to the fraudulent activity as disclosed in previous filings, and a $18 million increase for loan growth. These increases were partially offset by $5 million of recoveries and a $62 million reduction in performing reserves a result of the ongoing improvement of economic scenarios in our forecast models.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $4 million for the three months ended March 31, 2022, compared to a reduction of $16 million for the three months ended March 31, 2021. The provision of $4 million for the three months ended March 31, 2022 was driven primarily by a $6 million provision for commitment growth, partially offset by a reduction of $2 million due to changes in our unfunded portfolio composition that resulted in a shorter portfolio lifetime and improved credit quality.

We recorded a reduction of our credit loss estimate for unfunded credit commitments of $16 million for the three months ended March 31, 2021. The reduction of $16 million was driven primarily by improved economic scenarios in our forecast models, partially offset by changes in the unfunded credit commitments' composition within our portfolio segments.
Gross Loan Charge-Offs
Gross loan charge-offs were $18 million for the three months ended March 31, 2022, of which $16 million was not specifically reserved for at December 31, 2021. Gross loan charge-offs were primarily driven by our Investor Dependent portfolios, the largest drivers being one Investor Dependent - Early Stage client and two Investor Dependent - Growth Stage clients which together accounted for $13 million in charge-offs.
Gross loan charge-offs were $95 million for the first quarter of 2021, of which $80 million relates to the fraudulent Global Fund Banking activity as disclosed in previous filings, and an additional $6 million that was not specifically reserved for at December 31, 2020. The remaining $15 million gross loan charge-offs were driven primarily by our Investor Dependent loan portfolio.
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
Provision for HTM Securities
We recorded a reduction of our credit loss estimate for HTM securities of $1 million for the three months ended March 31, 2022. Our provision release for HTM securities for the first quarter of March 31, 2022 was driven primarily by improved HTM bond portfolio demographics. Our HTM portfolio as of March 31, 2022 was entirely made up of A3 or better rated bonds, all considered investment grade.
We recorded a provision for credit losses for HTM securities of $1 million for the three months ended March 31, 2021. Our provision for HTM securities of $1 million for the first quarter of 2021 was driven primarily by the purchase of corporate bonds during the first quarter of 2021. Our HTM portfolio as of March 31, 2021 was entirely made up of A1 or better rated bonds, all considered investment grade.
See Note 5 — “Investment Securities" of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our ACL for HTM securities.
Noninterest Income
For the three months ended March 31, 2022, noninterest income was $517 million compared to $744 million for the comparable 2021 period. For the three months ended March 31, 2022, non-GAAP core fee income plus SVB Securities revenue was $348 million compared to $325 million for the comparable 2021 period. For the three months ended March 31, 2022, non-GAAP core fee income was $230 million compared to $159 million for the comparable 2021 period. (See reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures.”)
Use of Non-GAAP Financial Measures
To supplement our unaudited interim consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance (including, but not limited to, non-GAAP core fee income, non-GAAP SVB Securities revenue, non-GAAP core fee income plus non-GAAP SVB Securities revenue, non-GAAP net gains on investment securities, net of noncontrolling interests and non-GAAP financial ratios). These supplemental performance measures may vary from, and may not be comparable to, similarly titled measures by other companies in our industry. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.
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
The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
GAAP noninterest income	$517	$744	(30.5)%
Less: gains on investment securities, net	85	167	(49.1)
Less: gains on equity warrant assets, net	63	222	(71.6)
Less: other noninterest income	21	30	(30.0)
Non-GAAP core fee income plus SVB Securities revenue (1)	$348	$325	7.1
Investment banking revenue	93	142	(34.5)
Commissions	25	24	4.2
Non-GAAP SVB Securities revenue (2)	$118	$166	(28.9)
Non-GAAP core fee income (3)	$230	$159	44.7

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
The following tables provide a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three months ended March 31, 2022 and 2021:

(Dollars in millions)	Managed Funds of Funds	Managed Direct Venture Funds	Managed Credit Funds	Public Equity Securities	Debt Funds	Sales of AFS Debt Securities	Strategic and Other Investments	SVB Securities	Total
Three months ended March 31, 2022
Total gains (losses) on investment securities, net	$46	$15	$6	$(32)	$—	$49	$2	$(1)	$85
Less: income attributable to noncontrolling interests, including carried interest allocation	15	2	1	—	—	—	—	—	18
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$31	$13	$5	$(32)	$—	$49	$2	$(1)	$67

Three months ended March 31, 2021
Total gains on investment securities, net	$31	$18	$7	$76	$1	$—	$30	$4	$167
Less: income attributable to noncontrolling interests, including carried interest allocation	13	9	1	—	—	—	—	2	25
Non-GAAP net gains on investment securities, net of noncontrolling interests	$18	$9	$6	$76	$1	$—	$30	$2	$142

Non-GAAP net gains on investment securities, net of noncontrolling interests, of $67 million for the three months ended March 31, 2022 were driven by the following:
•Gains of $49 million on the sale of the AFS debt securities portfolio, resulting from the sale of $5.1 billion of U.S. Treasury securities and agency-issued MBS and termination of related swaps, and
•Gains of $31 million from our managed fund of funds driven by unrealized valuations increases of private and public positions.
Gains on Equity Warrant Assets, Net
A summary of gains on equity warrant assets, net, for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Equity warrant assets (1):
Gains on exercises, net	$12	$160	(92.5)%
Terminations	(1)	—	NM
Changes in fair value, net	52	62	(16.1)
Total gains on equity warrant assets, net	$63	$222	(71.6)

(1)    At March 31, 2022, we held warrants in 2,873 companies, compared to 2,670 companies at March 31, 2021. The total fair value of our warrant portfolio was $323 million at March 31, 2022 and $244 million at March 31, 2021. Warrants in 54 companies each had fair values greater than $1 million and collectively represented $175 million, or 54.3 percent, of the fair value of the total warrant portfolio at March 31, 2022. Warrants in 42 companies each had fair values greater than $1 million and collectively represented $114 million, or 46.5 percent, of the fair value of the total warrant portfolio at March 31, 2021.
Net gains on equity warrant assets for the three months ended March 31, 2022 were driven by $52 million in net valuation increases reflective of private company valuation updates as well as pending SPAC and M&A activity. Net gains on equity warrant assets for the three months ended March 31, 2021 included $115.8 million in valuation gains related to Coinbase Global, Inc.'s ("Coinbase") announcement in the first quarter of 2021 to enter the public markets via a direct listing.
Non-GAAP Core Fee Income

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Non-GAAP core fee income (1):
Client investment fees	$35	$20	75.0%
Wealth management and trust fees	22	—	—
Foreign exchange fees	73	57	28.1
Credit card fees	37	28	32.1
Deposit service charges	30	25	20.0
Lending related fees	19	16	18.8
Letters of credit and standby letters of credit fees	14	13	7.7
Total non-GAAP core fee income (1)	$230	$159	44.7
Investment banking revenue	93	142	(34.5)
Commissions	25	24	4.2
Total non-GAAP Securities revenue (2)	$118	$166	(28.9)
Total non-GAAP core fee income plus SVB Securities revenue (3)	$348	$325	7.1

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
Client Investment Fees
Client investment fees was $35 million for the three months ended March 31, 2022, compared to $20 million for the comparable 2021 period. The increase was reflective of improved fee margins resulting from higher short-term interest rates driven by the March Federal Funds Rate hike.
A summary of client investment fees by instrument type for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Client investment fees by type:
Sweep money market fees	$24	$10	140.0%
Asset management fees	10	9	11.1
Repurchase agreement fees	1	1	—
Total client investment fees	$35	$20	75.0
The following table summarizes average client investment funds for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Sweep money market funds	$109,116	$67,138	62.5%
Managed client investment funds (1)	84,467	72,478	16.5
Repurchase agreements	12,557	11,963	5.0
Total average client investment funds (2)	$206,140	$151,579	36.0

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at March 31, 2022 and December 31, 2021:

(Dollars in millions)	March 31, 2022	December 31, 2021	% Change
Sweep money market funds	$102,550	$109,241	(6.1)%
Managed client investment funds (1)	83,988	85,475	(1.7)
Repurchase agreements	12,678	15,370	(17.5)
Total period-end client investment funds (2)	$199,216	$210,086	(5.2)

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
Wealth Management and Trust Fees
Wealth management and trust fees was $22 million three months ended March 31, 2022. A summary of wealth management and fees by instrument type for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31
(Dollars in millions)	2022	2021	% Change
Wealth management and trust fees by type:
Wealth management fees	$20	$—	—%
Trust fees	2	—	—
Total wealth management and trust fees	$22	$—	—
The following table summarizes the activity relating to AUM for the three months ended March 31, 2022:

Three months ended March 31,
(Dollars in millions)	2022
Beginning balance	$19,646
Net flows	264
Market returns	(902)
Ending balance	$19,008
Foreign Exchange Fees
Foreign exchange fees was $73 million for the three months ended March 31, 2022, compared to $57 million for the comparable 2021 period. The increase in foreign exchange fees were driven primarily by increases in spot contract commissions primarily driven by increased trading in technology and life science/healthcare industries for the three months ended March 31, 2022 compared to the 2021 period.
A summary of foreign exchange fee income by instrument type for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Foreign exchange fees by instrument type:
Spot contract commissions	$66	$55	20.0%
Forward contract commissions	6	2	200.0
Option premium fees	1	—	—
Total foreign exchange fees	$73	$57	28.1
Credit Card Fees
Credit card fees was $37 million for the three months ended March 31, 2022, compared to $28 million for the comparable 2021 period. Credit card fees increased due to higher transaction volumes reflective of increased spending and client growth, as well as higher travel spending, compared to the comparable 2021 period.
A summary of credit card fees by instrument type for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Credit card fees by instrument type:
Card interchange fees, net	$30	$23	30.4%
Merchant service fees	5	4	25.0
Card service fees	2	1	100.0
Total credit card fees	$37	$28	32.1
Deposit Service Charges
Deposit service charges was $30 million for the three months ended March 31, 2022, compared to $25 million for the comparable 2021 period. Deposit service charges increased primarily driven by higher volumes of our transaction-based fee products.
Lending Related Fees
Lending related fees were $19 million for the three months ended March 31, 2022, compared to $16 million for the comparable 2021 period. The increase was primarily due to increases in fees earned from unused lines of credit reflective primarily from growth in our unfunded credit commitments from the first quarter of 2021.
A summary of lending related fees by type for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Lending related fees by instrument type:
Unused commitment fees	$15	$12	25.0%
Other	4	4	—
Total lending related fees	$19	$16	18.8
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees was $14 million for the three months ended March 31, 2022, compared to $13 million for the comparable 2021 period. The increase was driven primarily by an increase in deferred fee income reflective of larger letter of credit issuances.
Investment Banking Revenue
Investment banking revenue was $93 million for the three months ended March 31, 2022, compared to $142 million for the comparable 2021 period. The decrease was attributable to a decrease in equity capital markets transactions as a result of the recent public markets volatility partially offset by an increase in advisory fees.
A summary of investment banking revenue by type for the three and three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Investment banking revenue:
Underwriting fees	$32	$125	(74.4)
Advisory fees	54	4	NM
Private placements and other	7	13	(46.2)
Total investment banking revenue	$93	$142	(34.5)
Commissions
Commissions for the three months ended March 31, 2022 were $25 million, compared to $24 million for the comparable 2021 period. Commissions include commissions received from clients for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The Company also earns subscription fees for market intelligence services that are recognized over the period in which they are delivered. Fees received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in other liabilities in our consolidated balance sheet. The slight increase in commissions was driven by subscription fees, which were new to core fee income due to the acquisition of MoffettNathanson in December 2021, partially offset by a decrease in fees from brokerage transactions due to a slowdown in trading activity as a result of the recent public markets volatility.

Other
Other noninterest income for the three months ended March 31, 2022 was $21 million, compared to $30 million for the comparable 2021 period. The decrease was primarily due to a loss on total return swaps in derivatives.
Noninterest Expense
A summary of noninterest expense for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Compensation and benefits	$584	$445	31.2%
Professional services	106	81	30.9
Premises and equipment	58	33	75.8
Net occupancy	23	18	27.8
Business development and travel	14	4	NM
FDIC and state assessments	16	10	60.0
Merger-related charges	16	—	—
Other	56	45	24.4
Total noninterest expense	$873	$636	37.3
Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Compensation and benefits:
Salaries and wages	$236	$163	44.8%
Incentive compensation plans	194	150	29.3
Other employee incentives and benefits (1)	154	132	16.7
Total compensation and benefits	$584	$445	31.2
Period-end full-time employees	7,149	4,656	53.5
Average full-time employees	6,975	4,601	51.6

(1)Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), ESOP, warrant and other incentive plans, retention plans, agency fees and other employee-related expenses.
Compensation and benefits expense was $584 million for the three months ended March 31, 2022, compared to $445 million for the comparable 2021 period. The key factors affecting changes in compensation and benefits expense were as follows:
•An increase of $73 million salaries and wages expense due primarily to an increase in FTEs, as we continue to invest in our revenue-generating lines of business and support functions as well as the impact of annual merit increases during the first quarter of 2022,
•An increase of $44 million in incentive compensation plans expense related primarily to an increase in the number of plan participants along with higher targets due to annual merit increases and promotions, and
•An increase of $22 million in other employee incentives and benefits driven primarily by an increase in stock compensation expenses due to higher grant volume and new retirement provisions and increased seasonal expenses relating to additional 401(k) matching contributions and employer-related payroll taxes driven by our increased headcount, partially offset by lower warrant incentive compensation due to public warrant valuation changes.
Our variable compensation plans consist primarily of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, Deferred Compensation Plan, 401(k) and ESOP Plan, SVB Securities Incentive Compensation Plan, SVB Securities Retention Award, EHOP, 2006 Incentive Plan and ESPP (see descriptions in our 2021 Form 10-K). Total costs incurred under these plans were $222 million for the three months ended March 31, 2022, compared to $202 million for the comparable 2021 period. These amounts are included in total compensation and benefits expense discussed above.

Professional Services
Professional services expense was $106 million for the three months ended March 31, 2022, compared to $81 million for the comparable 2021 period. The increase was driven by higher consulting fees associated with our initiatives related to our regulatory programs as well as continued investments in our infrastructure and operating projects to support our presence both domestically and internationally.
Premises and Equipment
Premises and equipment expense was $58 million for the three months ended March 31, 2022, compared to $33 million for the comparable 2021 period. The increase was primarily related to higher software support and maintenance fees driven by premises and equipment held by Boston Private as well as an increase in software project depreciation.
Net Occupancy
Net occupancy expense was $23 million for the three months ended March 31, 2022, compared to $18 million for the comparable 2021 period. The increase was primarily driven by the acquisition of Boston Private.
Business Development and Travel
Business development and travel was $14 million for the three months ended March 31, 2022, compared to $4 million for the comparable 2021 period. The increase was primarily due to the continued easing of COVID-19 restrictions on in-person meetings and travel.
FDIC and State Assessments
FDIC and state assessments expense was $16 million for the three months ended March 31, 2022, compared to $10 million for the comparable 2021 period. The increase was due primarily to the increase in our average deposits as well as the acquisition of Boston Private deposits.
Merger-Related Charges
Merger-related charges was a new noninterest expense line item for the second quarter of 2021 as a result of the Boston Private acquisition. A summary of merger-related charges, which includes direct acquisition costs for the three months ended March 31, 2022 are as follows:

Three months ended
(Dollars in millions)	March 31, 2022
Personnel-related	$1
Occupancy and facilities	3
Professional services	6
Systems integration and related charges	6
Total merger-related charges	$16
Other Noninterest Expense
Other noninterest expense was $56 million for the three months ended March 31, 2022, compared to $45 million for the comparable 2021 period. This increase was driven by expenses primarily related to increased lending, deposit and other client-related processing costs as well as higher advertising and promotional expenses.
Operating Efficiency Ratio
Our operating efficiency ratio increased to 54.60 percent for the three months ended March 31, 2022, compared to 45.31 percent for the comparable 2021 period. This increase was driven by lower noninterest income from market-driven revenue reflective of the current public market volatility, partially offset by higher net interest income, and higher noninterest expense as we continue to invest and support long-term growth.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “net income attributable to noncontrolling interests” on our statements of income.
In the table below, noninterest income consists primarily of net investment gains and losses from our consolidated funds. A summary of net income attributable to noncontrolling interests for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Noninterest income (1)	$(1)	$(16)	(93.8)
Carried interest allocation (2)	(17)	(9)	88.9
Net income attributable to noncontrolling interests	$(18)	$(25)	(28.0)

(1)Represents noncontrolling interests’ share in noninterest income or loss.
(2)Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.
Net income attributable to noncontrolling interests was $18 million for the three months ended March 31, 2022, compared to net income of $25 million for the comparable 2021 period. Net income attributable to noncontrolling interests for the three months ended March 31, 2022 was driven primarily by net gains on investment securities (including carried interest allocation) from unrealized valuation increases of our managed funds of funds portfolio and our SVB Securities funds. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net.”
Income Taxes
Our effective tax rate was 26.1 percent for the three months ended March 31, 2022, compared to 25.9 percent for the comparable 2021 period. The increase in our effective tax rate for the three months ended March 31, 2022 was primarily due to an increase in state tax rates. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
Operating Segment Results
We have four segments for which we report our financial information: Silicon Valley Bank, SVB Private, SVB Capital and SVB Securities. We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 10 — “Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.
The following is our reportable segment information for the three months ended March 31, 2022 and 2021:
Silicon Valley Bank

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Net interest income	$854	$611	39.8%
Provision for credit losses	(7)	(45)	(84.4)
Noninterest income	212	159	33.3
Noninterest expense	(397)	(276)	43.8
Income before income tax expense	$662	$449	47.4
Total average loans, amortized cost	$52,234	$38,221	36.7
Total average assets	177,944	107,859	65.0
Total average deposits	175,424	106,016	65.5
Income before income tax expense from Silicon Valley Bank increased to $662 million for the three months ended March 31, 2022, compared to $449 million for the comparable 2021 period. The key components of Silicon Valley Bank's performance for the three months ended March 31, 2022 compared to the comparable 2021 period are discussed below.
Net interest income from Silicon Valley Bank increased by $243 million for the three months ended March 31, 2022, due primarily to an increase in loan interest income resulting primarily from higher average loan balances, partially offset by a decrease in loan yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased driven by growth in our lower yielding Global Fund Banking portfolio.
A provision of credit losses of $7 million for the three months ended March 31, 2022, compared to a provision of credit losses of $45 million for the comparable 2021 period. The provision of $7 million for the three months ended March 31, 2022 was driven primarily by an increase in provision for loan growth and higher charge-offs not specifically reserved for at December 31, 2021, partially offset by recoveries and lower net new nonaccrual loans.
The provision for credit losses of $45 million for the three months ended March 31, 2021 was driven primarily by an increase in charge-offs not specifically reserved for at December 31, 2020 and an increase in provision related to loan growth, partially offset by a reduction in reserves for our performing loans based on our forecast models of the economic environment, lower net new nonaccrual loans and recoveries.

Noninterest income increased by $53 million for the three months ended March 31, 2022 related primarily to an overall increase in our non-GAAP core fee income. The overall increase was due primarily to higher client investment fees driven by improved fee margins resulting from higher short-term interest rates driven by the March Federal Funds Rate hike, higher foreign exchange fees primarily due to increases in spot contract commissions primarily driven by increased trading in technology and life science/healthcare industries, and credit card fees driven by higher transaction volumes reflective of increased spending and client growth, as well as higher travel spending compared to the first quarter of 2021.
Noninterest expense increased by $121 million for the three months ended March 31, 2022, due primarily to compensation and benefits expense, professional services expense and premises and equipment expense. Compensation and benefits expense increased as a result of higher incentive compensation expense and higher salaries and wages expenses. Incentive compensation expense and salaries and wages expense increased primarily due to an increase in FTEs as we continue to invest in our business as well as the impact of annual merit increases and promotions. Professional services expense increased due to higher consulting fees related to new project initiatives that align with our continued growth during the quarter. Premises and equipment expense increased due to higher software support and maintenance fees as well as an increase in software depreciation.
SVB Private

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Net interest income	$81	$35	131.4%
(Provision for) reduction of credit losses	(1)	9	(111.1)
Noninterest income	25	1	NM
Noninterest expense	(94)	(15)	NM
(Loss) income before income tax expense	$11	$30	(63.3)
Total average loans, amortized cost	$14,298	$6,043	136.6
Total average assets	15,987	6,097	162.2
Total average deposits	14,416	3,545	NM
Net interest income from our SVB Private increased by $46 million from the comparable 2021 first quarter, as average loans increased driven primarily by the acquisition of Boston Private and strong organic loan growth. This increase was partially offset by decreases in loan yields as a result of purchase accounting amortization of fair value mark ups on the acquired Boston Private loans.
The provision for credit losses of $1 million for the three months ended March 31, 2022 was primarily due to loan growth.
Noninterest income increased by $24 million for the three months ended March 31, 2022 primarily due to wealth management and trust fees which is a new financial statement line item for the third quarter of 2021 as a result of the Boston Private acquisition.
Noninterest expense increased by $79 million for the three months ended March 31, 2022, related primarily to compensation and benefits expense. Compensation and benefits expense increased as a result of an increase in average number of FTEs primarily due to the acquisition of Boston Private.
SVB Capital

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Noninterest income	$65	$69	(5.8)
Noninterest expense	(20)	(16)	25.0
Income before income tax expense	$45	$53	(15.1)
Total average assets	$892	$577	54.6
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

SVB Capital had noninterest income of $65 million for the three months ended March 31, 2022, compared to $69 million for the comparable 2021 period. The decrease in noninterest income was due primarily to a decrease in net gains on investment securities for the three months ended March 31, 2022, compared to the comparable 2021 period. SVB Capital’s components of noninterest income primarily include the following:
•Net gains on investment securities, net of noncontrolling interests, of $49 million for the three months ended March 31, 2022, compared to $54 million for the comparable 2021 period. The net gains on investment securities, net of noncontrolling interests, of $49 million were driven primarily by unrealized valuation gains from private and public companies held by our managed funds of funds.
SVB Securities

	Three months ended March 31,
(Dollars in millions)	2022	2021	% Change
Noninterest income	$121	$170	(28.8)
Noninterest expense	(134)	(136)	(1.5)
(Loss) income before income tax expense	$(13)	$34	(138.2)
Total average assets	$993	$767	29.5
SVB Securities’ components of noninterest income primarily include investment banking revenue, commissions and net gains and losses on non-marketable and other equity securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.
SVB Securities had noninterest income of $121 million for the three months ended March 31, 2022, compared to $170 million for the comparable March 31, 2021 period. The $49 million decrease in noninterest income was due primarily to a decrease in equity capital markets transactions as a result of the recent public markets volatility partially offset by an increase in advisory fees.
SVB Securities had noninterest expense of $134 million for the three months ended March 31, 2022, compared to $136 million for the comparable 2021 period. The $2 million decrease in noninterest expense was driven primarily by a decrease in incentive compensation plan expense driven by lower deal activity during the first quarter of 2022, offset by salaries and wages expense due to strategic hires throughout the prior year.
Consolidated Financial Condition
Our total assets, and total liabilities and stockholders' equity, were $220.4 billion at March 31, 2022 compared to $211.5 billion at December 31, 2021, an increase of $8.9 billion, or 4.2 percent. Refer below to a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $20.6 billion at March 31, 2022, an increase of $6.0 billion, or 41.0 percent, compared to $14.6 billion at December 31, 2021. The increase was driven by the growth in deposits of $8.9 billion. As of March 31, 2022, $13.2 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $5.1 billion. As of December 31, 2021, $5.7 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $5.8 billion.

Investment Securities
Investment securities totaled $127.3 billion at March 31, 2022, a decrease of $656 million, or 0.5 percent, compared to $128.0 billion at December 31, 2021. Our investment securities portfolio is comprised of: (i) an AFS securities portfolio and a HTM securities portfolio, both of which represent interest earning fixed income investment securities; and (ii) a non-marketable and other equity securities portfolio, which represents primarily investments managed as part of our funds management business, investments in qualified affordable housing projects, as well as public equity securities held as a result of equity warrant assets exercised.

AFS Securities
Period-end AFS securities were $26.0 billion at March 31, 2022, compared to $27.2 billion at December 31, 2021, a decrease of $1.2 billion, or 4.5 percent. The decrease in period-end AFS securities balances from December 31, 2021 to March 31, 2022, was driven by a $1.0 billion decrease in the fair value of our AFS securities portfolio, reflective of higher interest rates, as well as paydowns and maturities of AFS securities of $462 million during the quarter. In addition, asset liability management repositioning drove a $5.1 billion sale of AFS securities and termination of related swaps, resulting in a net pre-tax realized gain of $49 million, with reinvestment of proceeds from the sale at higher yields.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as AFS as of March 31, 2022. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	March 31, 2022
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$16,639	1.29%	$25	0.10%	$16,614	1.29%	$—	—%	$—	—%
U.S. agency debentures	151	2.07	41	0.75	35	2.41	75	2.56	—	—
Foreign government debt securities	59	(0.81)	59	(0.81)	—	—	—	—	—	—
Residential MBS:
Agency-issued MBS	6,846	1.31	—	—	—	—	—	—	6,846	1.31
Agency-issued CMO—fixed rate	860	1.37	—	—	—	—	—	—	860	1.37
Agency-issued CMBS	1,436	1.76	—	—	105	1.21	1,331	1.81	—	—
Total	$25,991	1.32	$125	(0.12)	$16,754	1.29	$1,406	1.85	$7,706	1.31
HTM Securities
Period-end HTM securities were $98.7 billion at March 31, 2022, compared to $98.2 billion at December 31, 2021, an increase of $512 million, or 0.5 percent. The $512 million increase in period-end HTM securities balances from December 31, 2021 to March 31, 2022 was driven by purchases of $4.6 billion, partially offset by $4.0 billion in paydowns and maturities.
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
The following table summarizes the remaining contractual principal maturities net of ACL and fully taxable equivalent yields on fixed income investment securities classified as HTM as of March 31, 2022. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The expected yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	March 31, 2022
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield
U.S. agency debentures	$536	1.97%	$4	2.34%	$109	2.50%	$423	1.83%	$—	—%
Residential MBS:
Agency-issued MBS	63,517	1.54	—	1.49	6	2.34	1,181	1.37	62,330	1.54
Agency-issued CMO—fixed rate	11,231	1.18	—	—	31	1.62	266	1.62	10,934	1.16
Agency-issued CMO—variable rate	93	0.74	—	—	—	—	—	—	93	0.74
Agency-issued CMBS	15,141	1.64	32	0.36	178	0.82	970	1.93	13,961	1.63
Municipal bonds and notes	7,483	2.82	37	2.60	187	2.44	1,231	2.74	6,028	2.85
Corporate bonds	706	1.86	—	—	52	1.70	654	1.87	—	—
Total	$98,707	1.61	$73	1.60	$563	1.82	$4,725	2.12	$93,346	1.59
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. The estimated weighted-average duration of our fixed income investment securities portfolio was 4.9 and 4.0 years at March 31, 2022 and December 31, 2021, respectively. The weighted-average duration of our total fixed income securities portfolio including the impact of our fair value swaps was 4.8 years at March 31, 2022. The weighted-average duration of our AFS securities portfolio was 3.7 years at March 31, 2022 and 3.5 years at December 31, 2021. The weighted-average duration of our AFS securities portfolio including the impact of our fair value swaps was 3.1 years at March 31, 2022. The weighted-average duration of our HTM securities portfolio was 5.2 years at March 31, 2022 and 4.1 years at December 31, 2021. We continue to invest excess on-balance sheet liquidity in high-quality securities (agency MBS/CMO/CMBS, municipal and corporate securities).
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
Period-end non-marketable and other equity securities were $2.6 billion ($2.2 billion net of noncontrolling interest) at March 31, 2022 compared to $2.5 billion ($2.2 billion net of noncontrolling interest) at December 31, 2021, an increase of $62 million, or 2.4 percent. The following table summarizes the carrying value (as reported) of non-marketable and other equity securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$196	$102	$130	$36
Unconsolidated venture capital and private equity fund investments (2)	210	210	208	208
Other investments without a readily determinable fair value (3)	169	169	164	164
Other equity securities in public companies (fair value accounting (4)	55	55	117	117
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	721	426	671	397
Debt funds	5	5	5	5
Other investments	292	292	294	294
Investments in qualified affordable housing projects, net	957	957	954	954
Total non-marketable and other equity securities	$2,605	$2,216	$2,543	$2,175

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$3	$—	$2	$—
Capital Preferred Return Fund, LP	61	13	61	13
Growth Partners, LP	65	22	67	23
Redwood Evergreen Fund, LP	67	67	—	—
Total consolidated venture capital and private equity fund investments	$196	$102	$130	$36
(2)The carrying value represents investments in 150 and 150 funds (primarily venture capital funds) at March 31, 2022 and December 31, 2021, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships' operating activities and financial policies. Our unconsolidated venture capital and private equity fund investments are carried at fair value based on the fund investments' net asset values per share as obtained from the general partners of the funds. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st for our March 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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
(5)The following table shows the carrying value and our ownership percentage of each investment at March 31, 2022 and December 31, 2021 (equity method accounting):

	March 31, 2022		December 31, 2021
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$3	$3	$3	$3
Strategic Investors Fund III, LP	22	18	25	21
Strategic Investors Fund IV, LP	34	28	36	30
Strategic Investors Fund V, LP	90	48	87	45
CP II, LP (1)	2	1	2	1
Other venture capital and private equity fund investments	570	328	518	298
Total venture capital and private equity fund investments	$721	$426	$671	$398
Debt funds:
Gold Hill Capital 2008, LP (2)	$4	$4	$4	$4
Other debt funds	1	1	1	1
Total debt funds	$5	$5	$5	$5
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$156	$156	$154	$154
Other investments	136	136	140	140
Total other investments	$292	$292	$294	$294

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
There have been various amendments to the Volcker Rule in recent years. In particular, certain amendments that became effective October 1, 2020, provide for, among other things, the adoption of new exclusions from the definition of “covered fund” for venture capital funds and credit funds that meet certain criteria. As a result of these amendments, we believe that none of the Restricted Volcker Investments will be required to be disposed of or will otherwise conform to the Volcker Rule requirements. We expect that all of our Restricted Volcker Investments will (i) qualify for these new exclusions; (ii) otherwise be excluded from the definition of "covered fund"; or (iii) be subject to a liquidation or dissolution process (For more information about the Volcker Rule, see “Business—Supervision and Regulation” under Part 1, Item 1 of our 2021 Form 10-K.)
Loans
Loans at amortized cost basis increased by $2.4 billion to $68.7 billion at March 31, 2022, compared to $66.3 billion at December 31, 2021. Unearned income was $207 million at March 31, 2022 and $250 million at December 31, 2021. The increase in period-end loans was driven primarily by our Global Fund Banking portfolio, with continued growth in our Technology and Life Science/Healthcare and Private Bank loan portfolios.
The breakdown of total loans and loans as a percentage of total loans by class of financing receivable is as follows:

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount	Percentage	Amount	Percentage
Global fund banking	$39,344	57.3%	$37,958	57.3%
Investor dependent:
Early stage	1,707	2.5	1,593	2.4
Growth stage	4,032	5.9	3,951	5.9
Total investor dependent	5,739	8.4	5,544	8.3
Cash flow dependent- SLBO	1,826	2.6	1,798	2.7
Innovation C&I	7,260	10.6	6,673	10.1
Private bank	9,235	13.4	8,743	13.2
CRE	2,595	3.8	2,670	4.0
Premium wine	997	1.4	985	1.5
Other C&I	1,175	1.7	1,257	1.9
Other	319	0.5	317	0.5
PPP	175	0.3	331	0.5
Total loans	$68,665	100.0%	$66,276	100.0%
For additional details on our loan classes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loans” under Part II, Item 7 of our 2021 Form 10-K.

Loan Concentration
The following table provides a summary of total loans by size and class of financing receivable. The breakout below is based on total client balances (individually or in the aggregate) as of March 31, 2022:

	March 31, 2022
(Dollars in millions)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Global fund banking	$1,117	$1,555	$3,385	$3,457	$29,835	$39,349
Investor dependent:
Early stage	1,317	334	144	—	—	1,795
Growth stage	858	1,109	1,084	363	626	4,040
Total Investor Dependent	$2,175	$1,443	$1,228	$363	$626	$5,835
Cash flow dependent - SLBO	6	29	235	530	1,026	1,826
Innovation C&I	433	412	979	887	4,580	7,291
Private bank	6,862	1,106	875	186	206	9,235
CRE	816	658	777	274	70	2,595
Premium wine	213	289	229	140	134	1,005
Other C&I	366	173	230	278	166	1,213
Other	89	94	113	20	—	316
Total loans (1)	$12,077	$5,759	$8,051	$6,135	$36,643	$68,665

(1)Included in total loans at amortized cost is approximately $175 million in PPP loans. The PPP loans consist of loans across all of our classes of financing receivables.
At March 31, 2022, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $42.8 billion, of our total loan portfolio. These loans represented 775 clients, and of these loans, $21 million were on nonaccrual status as of March 31, 2022.
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
State Concentrations
Approximately 29 percent of our outstanding total loan balances as of March 31, 2022 were to borrowers based in California, compared to 30 percent as of December 31, 2021. Borrowers in New York increased to 11 percent at March 31, 2022, compared to 10 percent as of December 31, 2021, and borrowers in Massachusetts represented approximately 12 percent of total loan balances at both March 31, 2022 and December 31, 2021. Other than California, New York, and

Massachusetts, there are no additional states with loan balances greater than or equal to 10 percent of total loans as of March 31, 2022.
See generally “Risk Factors–Credit Risks” set forth under Part I, Item 1A in our 2021 Form 10-K and "Risk Factors" under Part II, Item 1A of this report.
Paycheck Protection Program
We accepted applications under the PPP administered by the SBA under the CARES Act and originated loans to qualified small businesses until the loan origination phase of the PPP ended on June 30, 2021, set forth under the PPP Extension Act of 2021. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. We continued to participate in the forgiveness stage of the PPP through the first quarter of 2022.
As of March 31, 2022, we have outstanding PPP loans in the amount of $175 million, as approved by the SBA, compared to $331 million at December 31, 2021. This funded amount reflects repayments received as of such date.
Loan Deferral Programs
In April 2020, we implemented three loan payment deferral programs targeted to assist borrowers who were the most impacted by the COVID-19 pandemic. As of March 31, 2022, no loan modifications remained active under these programs. As of December 31, 2021, loans modified under these programs had outstanding balances of $10 million, which consisted entirely of venture-backed borrowers who lengthened their existing interest-only payment period under the deferral program.
For additional details on our PPP and loan deferral programs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loans” under Part II, Item 7 of our 2021 Form 10-K.
Credit Quality Indicators
Our total criticized loans and nonaccrual loans represented 3 percent of our total loans as of both March 31, 2022 and December 31, 2021. Criticized and nonaccrual loans to early-stage clients represented 13 percent of our total criticized and nonaccrual loan balances at both March 31, 2022 and December 31, 2021. Loans to early-stage investor dependent clients represent a relatively small percentage of our overall portfolio at 2 percent of total loans at March 31, 2022 and 2 percent at December 31, 2021. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.
As of March 31, 2022, we have identified the following risks to credit quality: (i) increased COVID-19 exposure from CRE loans and (ii) larger Growth Stage and Innovation C&I loan sizes.
(i) Increased COVID-19 exposure from CRE loans - Commercial real estate is generally more impacted by restrictions to reduce the spread of COVID-19 and transitions to hybrid work environments. This risk is mitigated by the reserves held for this loan class and our limited overall exposure, with commercial real estate representing only 4 percent of total loans at March 31, 2022.
(ii) Larger Growth Stage and Innovation C&I loan sizes - The growth of our balance sheet and our clients continues to increase the number of large loans, which may introduce greater volatility in credit metrics.
Additionally, we have identified the following factors that could have a positive impact on credit quality: (i) recovering business activity, (ii) strong positioning of Technology and Life Science/Healthcare clients and (iii) an improved risk profile of our loan portfolio.
(i) Recovering business activity - As COVID-19 restrictions ease, borrowers continue to benefit from resuming business activities.
(ii) Strong positioning of Technology and Life Science/Healthcare clients - Record venture capital investment over the past two years has extended clients' runway, and we continue to see significant dry powder available in the market.
(iii) Improved risk profile of loan portfolio - As described above, our Investor Dependent - Early Stage class, which historically has been the most vulnerable loan class with the most losses, is now only 2 percent of total loans. Furthermore, 71 percent of total loans are now in our Global Fund Banking and Private Bank classes, which have low credit loss experience.

Additionally, we have minimal direct exposure to Russia and Ukraine and accordingly we do not currently expect any material impact to our credit quality from the ongoing conflict. However, a continuation of the conflict or a deterioration in global economic or political conditions may influence U.S. economic conditions, which in turn could have an impact on credit quality.
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

(Dollars in millions)	March 31, 2022	December 31, 2021
Nonperforming, past due, and restructured loans:
Nonaccrual loans	$70	$84
Loans past due 90 days or more still accruing interest	2	7
Total nonperforming loans	72	91
OREO and other foreclosed assets	1	1
Total nonperforming assets	$73	$92
Performing TDRs	$36	$40
Nonaccrual loans as a percentage of total loans	0.10%	0.13%
Nonperforming loans as a percentage of total loans	0.10%	0.14
Nonperforming assets as a percentage of total assets	0.03	0.04
ACL for loans (1)	$421	$422
As a percentage of total loans	0.61%	0.64%
As a percentage of total nonperforming loans	584.72	463.74
ACL for nonaccrual loans (1)	$20	$35
As a percentage of total loans	0.03%	0.05%
As a percentage of total nonperforming loans	27.78	38.46
ACL for total performing loans (1)	$401	$387
As a percentage of total loans	0.58%	0.58%
As a percentage of total performing loans	0.58	0.58
Total loans	$68,665	$66,276
Total performing loans	68,593	66,185
ACL for unfunded credit commitments (2)	175	171
As a percentage of total unfunded credit commitments	0.39%	0.39%
Total unfunded credit commitments (3)	$44,685	$44,016

(1)The "ACL for loans" at December 31, 2021 includes an initial allowance of $66 million related to acquired Boston Private loans, of which $2 million was related to nonaccrual loans. See “Provision for Credit Losses” for a detailed discussion of the changes to the allowance.
(2)The “ACL for unfunded credit commitments” is included as a component of other liabilities and any provision is included in the “provision for credit losses” in the statement of income. At December 31, 2021, this includes an initial allowance of $2 million related to acquired Boston Private commitments. See “Provision for Credit Losses” for a detailed discussion of the changes to the allowance.
(3)Includes unfunded loan commitments and letters of credit.
To determine the ACL for performing loans as of March 31, 2022 and December 31, 2021, we utilized three scenarios, on a weighted basis, from Moody's Analytics March 2022 and December 2021 forecasts, respectively, in our expected lifetime loss estimate. The baseline scenario, which carries the highest weighting of 40 percent in both periods, reflected an unemployment rate of 3.9 percent and a housing price index growth rate of 8.5 percent as of March 31, 2022, compared to 4.3 percent and 5.9 percent as of December 31, 2021, respectively. The baseline scenario's GDP growth rate dropped to 0.7 percent as of March 31, 2022, compared to 6.8 percent at December 31, 2021, reflecting the impact of current geopolitical conditions and increased energy prices. In addition to the baseline, we also utilized a more favorable (Moody's S1, Upside) and less favorable (Moody's S3, Downside) economic forecast scenario, each weighted at 30 percent at both March 31, 2022 and December 31, 2021. To the extent we identified credit risk considerations that were not captured by the Moody's Analytics scenarios, we addressed the risk through management's qualitative adjustments to our ACL for performing loans.
Our ACL for loans as a percentage of total loans decreased 3 basis points to 0.61 percent at March 31, 2022, compared to 0.64 percent at December 31, 2021. The 3 basis points decrease was due primarily to a 2 basis point decrease for our nonaccrual individually assessed loans as a percentage of total loans. The decreases were due primarily to repayments and credit upgrades within our nonaccrual loans portfolio. These reductions were partially offset by additional reserves for nonaccrual loans, driven primarily by our Investor Dependent and Private Bank portfolios. For a detailed discussion of changes in the current period's reserve, see "Provision for Credit Losses."
Our ACL for performing loans was $401 million at March 31, 2022, compared to $387 million at December 31, 2021. The $14 million increase was driven primarily by loan growth. For a detailed discussion of changes in the current period's allowance, see "Provision for Credit Losses."
The following table presents a summary of changes in nonaccrual loans for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Balance, beginning of period	$84	$104
Additions	5	5
Paydowns and other reductions	(16)	(9)
Charge-offs	(3)	(10)
Balance, end of period	$70	$90
Our nonaccrual loan balance decreased by $14 million to $70 million at March 31, 2022, compared to $84 million at December 31, 2021. The decrease was due primarily to $16 million in repayments and credit upgrades, which were partially offset by $5 million of new nonaccrual loans. Of the $16 million in reductions, $9 million was driven by clients in our Technology and Life Science/Healthcare portfolios, including $2 million from one Investor Dependent - Early Stage client. The $5 million of new nonaccrual loans was driven primarily by clients in our Investor Dependent - Early Stage portfolio. As of March 31, 2022, we have specifically reserved $20 million for our nonaccrual loans.
Average nonaccrual loans for the three months ended March 31, 2022 were $75 million compared to $130 million for the three months ended March 31, 2021. The decrease in average nonaccrual loans for the three months ended March 31, 2022 compared to March 31, 2021 was driven primarily by lower nonaccrual balances overall.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at March 31, 2022 and December 31, 2021 is as follows:

(Dollars in millions)	March 31, 2022	December 31, 2021	% Change
Derivative assets (1)	$560	$565	(0.9)%
Foreign exchange spot contract assets, gross	878	119	NM
Accrued interest receivable	480	470	2.1
FHLB and Federal Reserve Bank stock	304	107	184.1
Net deferred tax assets	274	24	NM
Accounts receivable	53	54	(1.9)
Other assets	539	589	(8.5)
Total accrued interest receivable and other assets	$3,088	$1,928	60.2

(1)See “Derivatives” section above.
Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $759 million was due primarily to a increase in the number of unsettled spot trades with large notional balances at March 31, 2022 as compared to December 31, 2021.
FHLB and Federal Reserve Bank stock
The increase of $197 million in FHLB and Federal Reserve Bank stock is primarily due to purchases of additional shares as required by the Federal Reserve.
Net Deferred Tax Assets
Net deferred tax assets increased $250 million primarily due to an increase in unrealized losses on AFS securities attributable to an increase in market rates.

Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities at March 31, 2022 and December 31, 2021:

(Dollars in millions)	March 31, 2022	December 31, 2021	% Change
Assets:
Equity warrant assets	$323	$277	16.6%
Contingent conversion rights	7	—	100.0
Foreign exchange forward, swap and option contracts	179	171	4.7
Client interest rate derivatives	51	99	(48.5)
Interest rate swaps	—	18	(100.0)
Total derivative assets	$560	$565	(0.9)
Liabilities:
Foreign exchange forward, swap and option contracts	$167	$137	21.9
Total return swaps	8	—	100.0
Client interest rate derivatives	109	101	7.9
Total derivative liabilities	$284	$238	19.3
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At March 31, 2022, we held warrants in 2,873 companies, compared to 2,831 companies at December 31, 2021. Warrants in 54 companies each had fair values greater than $1 million and collectively represented $175 million, or 54.3 percent, of the fair value of the total warrant portfolio at March 31, 2022. The change in fair value of equity warrant assets is recorded in "Gains on equity warrant assets, net" in noninterest income, a component of consolidated net income.
The following table provides a summary of transactions and valuation changes for equity warrant assets for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(Dollars in millions)	2022	2021
Balance, beginning of period	$277	$203
New equity warrant assets	6	7
Non-cash changes in fair value, net	52	62
Exercised equity warrant assets	(11)	(28)
Terminated equity warrant assets	(1)	—
Balance, end of period	$323	$244
Foreign Exchange Forward, Swaps and Foreign Currency Option Contracts
We enter into foreign exchange forward and swap contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward, swap or option contract entered into with our clients, we enter into an opposite way forward, swap or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and swaps and foreign currency option contracts, net of cash collateral, was $5 million at March 31, 2022 and zero at December 31, 2021. For additional information on our foreign exchange forward and swap contracts and foreign currency option contracts, see Note 8 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts, net of cash collateral, was zero at March 31, 2022 and $47 million at December 31, 2021. For additional information on our client interest rate derivatives, see Note 8 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Interest Rate Swaps
To manage interest rate risk on our AFS securities portfolio, we enter into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of the securities resulting from changes in interest rates. We designate these interest rate swap contracts as fair value hedges that qualify for hedge accounting under ASC 815 and record them in other assets and other liabilities. We had zero net exposure for interest rate swaps at March 31, 2022. Our net exposure for interest rate swaps was $5 million at December 31, 2021. Refer to Note 8 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional information.
Deposits
Deposits were $198.1 billion at March 31, 2022, an increase of $8.9 billion, or 4.7 percent, compared to $189.2 billion at December 31, 2021. The increase in deposits was driven by our Technology portfolio and reflective of strong early-stage investment and client acquisition as well as flexible liquidity solutions that shifted off-balance sheet client funds on-balance sheet.
Long-Term Debt
Our long-term debt was $2.6 billion at March 31, 2022 and December 31, 2021. As of March 31, 2022, long-term debt was comprised of our 3.50% Senior Notes due 2025, 3.125% Senior Notes due 2030, 1.800% Senior Notes due 2031, 2.100% Senior Notes due 2028, 1.800% Senior Notes due 2026 and junior subordinated debentures.
On April 29, 2022, SVB Financial Group issued $350 million of 4.345% Senior Fixed Rate/Floating Rate Notes due on April 2028 and $450 million of 4.570% Senior Fixed Rate/Floating Rate Notes due on April 2033. Refer to Note 16 — “Subsequent Events” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional information.
Other Liabilities
A summary of other liabilities at March 31, 2022 and December 31, 2021 is as follows:

(Dollars in millions)	March 31, 2022	December 31, 2021	% Change
Foreign exchange spot contract liabilities, gross	$1,062	$160	NM
Accrued compensation	336	896	(62.5)
Allowance for unfunded credit commitments	175	171	2.3
Derivative liabilities (1)	284	238	19.3
Other liabilities	960	1,122	(14.4)
Total other liabilities	$2,817	$2,587	8.9

(1)See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $902 million was due primarily to a increase in the number of unsettled spot trades with large notional balances at March 31, 2022 as compared to December 31, 2021.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP, SVB Securities Incentive Compensation Plan, SVB Securities Retention Award and other compensation arrangements. The decrease of $560 million was primarily a result of the payout of our 2021 incentive compensation plans during the first quarter of 2022.

Noncontrolling Interests
Noncontrolling interests totaled $380 million and $373 million at March 31, 2022 and December 31, 2021, respectively. The $7 million increase was due primarily to net income attributable to noncontrolling interests of $18 million, partially offset by $11 million in distributions for the three months ended March 31, 2022.
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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $16.0 billion at March 31, 2022, a decrease of $256 million, or 1.6 percent, compared to $16.2 billion at December 31, 2021. The decrease was primarily driven by other comprehensive income as unrealized losses recorded on AFS securities increased due to an increase in market rates. The decrease from unrealized losses on AFS was partially offset by an increase in the fair value of hedging instruments.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.

Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. The following table represents the capital components for SVB Financial and the Bank used in calculating CET1, Tier 1 capital and total capital as of March 31, 2022 and December 31, 2021:

	SVB Financial		Bank
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Common stock plus related surplus, net of treasury stock	$5,180	$5,157	$9,276	$9,265
Retained earnings	7,914	7,442	6,051	5,537
AOCI	(760)	(9)	(756)	(7)
CET1 capital before adjustments and deductions	12,334	12,590	14,571	14,795
Less: Goodwill (net of associated deferred tax liabilities)	369	369	200	200
Intangibles (net of associated deferred tax liabilities)	128	133	68	70
AOCI opt-out election related adjustments	(764)	(18)	(760)	(17)
Add: CECL transition provision	60	80	60	80
Total adjustments and deductions from CET1 capital	(327)	404	(552)	173
CET1 Capital	12,661	12,186	15,123	14,622
Add: Qualifying Preferred stock	3,646	3,646	—	—
Minority interest	380	373	—	—
Less: Additional tier 1 capital deductions	67	—	—	—
Additional tier 1 capital	3,959	4,019	—	—
Tier 1 Capital	16,620	16,205	15,123	14,622
Allowance for credit losses included in Tier 2 capital	602	600	602	600
CECL transition provision for allowance for credit losses	(69)	(93)	(69)	(93)
Tier 2 Capital	533	507	533	507
Total capital	$17,153	$16,712	$15,656	$15,129
Total risk-weighted assets	$104,678	$100,812	$101,600	$98,214
Average quarterly total assets (1)	$215,968	$204,380	$213,458	$201,880

(1)Average quarterly total assets as defined by the Federal Reserve less: (i) goodwill net of associated deferred tax liabilities, (ii) disallowed intangible assets net of associated deferred tax liabilities and deferred tax assets and (iii) other deductions from assets for leverage capital purposes.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines under the Capital Rules as well as for a "well capitalized" bank holding company and insured depository institution, respectively, as of March 31, 2022 and December 31, 2021. Capital ratios for SVB Financial and the Bank, compared to the minimum capital ratios, are set forth below:

	March 31, 2022	December 31, 2021	Required Minimum	Required Minimum + Capital Conservation Buffer (1)	Well Capitalized Minimum
SVB Financial:
CET1 risk-based capital ratio (2)(3)	12.10%	12.09%	4.5%	7.0%	N/A
Tier 1 risk-based capital ratio (3)	15.88	16.08	6.0	8.5	6.0
Total risk-based capital ratio (3)	16.39	16.58	8.0	10.5	10.0
Tier 1 leverage ratio (2)(3)	7.70	7.93	4.0	N/A	N/A
Tangible common equity to tangible assets ratio (4)(5)	5.38	5.73	N/A	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	11.30	11.98	N/A	N/A	N/A
Bank:
CET1 risk-based capital ratio (3)	14.89%	14.89%	4.5%	7.0%	6.5%
Tier 1 risk-based capital ratio (3)	14.89	14.89	6.0	8.5	8.0
Total risk-based capital ratio (3)	15.41	15.40	8.0	10.5	10.0
Tier 1 leverage ratio (3)	7.09	7.24	4.0	N/A	5.0
Tangible common equity to tangible assets ratio (4)(5)	6.57	7.09	N/A	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	14.07	15.06	N/A	N/A	N/A

(1)Percentages represent the minimum capital ratios plus, as applicable, the fully phased-in 2.5% CET1 capital conservation buffer under the Capital Rules.
(2)"Well Capitalized Minimum" CET1 risk-based capital and Tier 1 leverage ratios are not formally defined under applicable banking regulations for bank holding companies.
(3)Capital ratios include regulatory capital phase-in of the ACL under the 2021 CECL Transition Rule.
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
As of March 31, 2022, Tier 1 and total risk-based capital ratios for SVB Financial decreased reflective of increases in risk-weighted assets outpacing increases in regulatory capital. The increase in risk-weighted assets was driven primarily by the shift in our balance sheet growth from cash into our investment securities and loans portfolio. The increase in regulatory capital was driven primarily by net income, partially offset by Tier 1 capital deductions, including deductions from covered funds under the Volcker rule and preferred stock dividends.
The decrease in our Tier 1 leverage ratios for SVB Financial and the Bank are reflective of the growth in our average assets outpacing our growth in regulatory capital. The increase in regulatory capital for the Bank was driven primarily by net income. The increase in average assets for both SVB Financial and the Bank was driven primarily by growth in our investment securities and loans portfolios.
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
The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended March 31, 2022 and December 31, 2021:

	SVB Financial		Bank
(Dollars in millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
GAAP stockholders’ equity	$15,980	$16,236	$14,571	$14,795
Less: preferred stock	3,646	3,646	—	—
Less: intangible assets	529	535	295	—
Plus: net deferred taxes on intangible assets	26	26	23	—
Tangible common equity	$11,831	$12,081	$14,299	$14,795
GAAP total assets	$220,355	$211,478	$217,802	$208,576
Less: intangible assets	529	535	295	—
Plus: net deferred taxes on intangible assets	26	26	23	—
Tangible assets	$219,852	$210,969	$217,530	$208,576
Risk-weighted assets	$104,678	$100,812	$101,600	$98,214
Non-GAAP tangible common equity to tangible assets	5.38%	5.73%	6.57%	7.09%
Non-GAAP tangible common equity to risk-weighted assets	11.30	11.98	14.07	15.06
Off-Balance Sheet Arrangements
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to Note 11 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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
For further details on our commitments to invest in venture capital and private equity funds, refer to Note 11 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Liquidity
The objective of liquidity management is to ensure that funds are available in a timely manner to meet our financial obligations, including, the availability of funds for both anticipated and unanticipated funding uses as necessary, paying creditors, meeting depositors’ needs, accommodating loan demand and growth, funding investments, repurchasing securities and other operating or capital needs, without incurring undue cost or risk, or causing a disruption to normal operating conditions.
We regularly assess the amount and likelihood of projected funding requirements through a range of business-as-usual and potential stress scenarios based on a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs and existing and planned business activities. Our ALCO, which is a management committee, provides oversight to the liquidity management process and recommends policy guidelines for the approval of the Finance Committee and Risk Committee of our Board of Directors, and courses of action to address our actual and projected liquidity needs. Additionally, we routinely conduct liquidity stress testing as part of our liquidity management practices.
Our client deposits base is, and historically has been our primary source of liquidity funding. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives for our off-balance sheet products which may impact deposit levels. At March 31, 2022, our period-end total deposit balances were $198.1 billion, compared to $189.2 billion at December 31, 2021.
We maintain a liquidity risk management and monitoring process designed to ensure appropriate liquidity to meet expected and contingent funding needs under both normal and stress environments, subject to the regular supervisory review process. Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, short-term investment securities maturing within one year, AFS securities eligible and available for financing or pledging purposes with a maturity in excess of one year and anticipated near-term cash flows from investments.
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of March 31, 2022, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $8.4 billion, of which $7.0 billion was available to support additional borrowings. As of March 31, 2022, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $515 million, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $2.0 billion at March 31, 2022. Our total unused and available secured borrowing capacity under our master repurchase agreements with various financial institutions totaled $8.0 billion at March 31, 2022.
Additionally, interim final capital rules issued by federal bank regulatory agencies have neutralized the regulatory capital effects of participating in the PPP, in that loans outstanding are assessed a zero percent risk weight for regulatory capital purposes.
As a banking organization, our liquidity is subject to supervision by our banking regulators. Because we are a Category IV firm with less than $250 billion in average total consolidated assets, less than $50 billion in average weighted short-term wholesale funding and less than $75 billion in cross-jurisdictional activity, we currently are not subject to the Federal Reserve’s LCR or NSFR requirements, either on a full or reduced basis. It is possible that, as a result of further growth, we may exceed one or more of those thresholds and therefore become subject to LCR and NSFR requirements or other heightened liquidity requirements in the future, which would require us to maintain high-quality liquid assets in accordance with specific quantitative requirements and increase the use of long-term debt as a funding source. In addition, if we were to exceed $75 billion in cross-jurisdictional activity, as a Category II firm, we could no longer opt out of excluding AOCI in calculating regulatory capital ratios and would become subject to the advance approaches framework as well as more stringent liquidity reporting requirements.
On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2021 Form 10-K.
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2022 and 2021. For further details, see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Three months ended March 31,
(Dollars in millions)	2022	2021
Average cash and cash equivalents	$18,275	$19,721
Percentage of total average assets	8.5%	15.8%
Net cash provided by operating activities	$359	$214
Net cash used for investing activities	(3,200)	(21,010)
Net cash provided by financing activities	8,828	24,376
Net increase in cash and cash equivalents	$5,987	$3,580
Average cash and cash equivalents decreased by $1.4 billion, or 7.3 percent, to $18.3 billion for the three months ended March 31, 2022, compared to $19.7 billion for the comparable 2021 period.
Cash provided by operating activities was $359 million for the three months ended March 31, 2022, reflective primarily of net income before noncontrolling interests of $533 million and adjustments to reconcile net income to net cash of $189 million, partially offset by $363 million changes in other assets and liabilities.
Cash used for investing activities of $3.2 billion for the three months ended March 31, 2022 was driven by $10.3 billion in purchases of fixed income investment securities and a $2.3 billion increase in loan balances, partially offset by the sale of $5.1 billion of our AFS portfolio and $4.4 billion in proceeds from maturities and principal pay downs from our fixed income investment securities portfolio.
Cash provided by financing activities was $8.8 billion for the three months ended March 31, 2022, reflective primarily of a $8.9 billion increase in deposits.
Cash and cash equivalents were $20.6 billion and $21.3 billion, respectively, at March 31, 2022 and 2021.
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
Simulation results presented include a beta assumption that is applied in the NII and EVE simulation models for interest-bearing deposits. This reflects management expectations about deposit repricing behavior. This model assumes approximately 60 percent beta as an overall through a rate-cycle beta for interest-bearing deposits. That is, overall changes in interest-bearing deposit rates would be approximately 60 percent of the change in short-term market rates. These repricing assumptions are reflected as changes in interest expense on interest-bearing deposit balances.
The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 bps at March 31, 2022 and December 31, 2021.

(Dollars in millions)	Estimated	Estimated Increase/(Decrease) in EVE		Estimated	Estimated Increase/(Decrease) in NII
	EVE	Amount	Percent	NII	Amount	Percent
March 31, 2022:
+200	$12,380	$(5,401)	(30.4)%	$5,777	$1,004	21.0%
+100	14,863	(2,918)	(16.4)	5,262	489	10.2
—	17,781	—	—	4,773	—	—
-100	20,621	2,840	16.0	4,378	(395)	(8.3)
-200	22,392	4,611	25.9	4,287	(486)	(10.2)

December 31, 2021:
+200	$14,950	$(5,722)	(27.7)%	$5,258	$981	22.9%
+100	17,799	(2,873)	(13.9)	4,745	468	10.9
—	20,672	—	—	4,277	—	—
-100	21,904	1,232	6.0	4,002	(275)	(6.4)
-200	21,308	636	3.1	3,911	(366)	(8.6)
Economic Value of Equity
The estimated EVE in the preceding table is based on a combination of valuation methodologies including a discounted cash flow analysis and a multi-path lattice-based valuation. Both methodologies use publicly available market interest rates to determine discounting factors on projected cash flows. The model simulations and calculations are highly assumption-

dependent and will change regularly as the composition of earning assets and funding liabilities change (including the impact of changes in the value of interest rate derivatives, if any), as interest rate environments evolve, and as we change our assumptions in response to relevant market conditions, competition or business circumstances. These calculations do not reflect forecast changes in our balance sheet or changes we may make to reduce our EVE exposure as a part of our overall interest rate risk management strategy. As noted above, the underlying models and assumptions are subject to regular performance testing and recalibration, and as such we are reviewing how the underlying assumptions on our deposit model impact deposit decay, curtailment, and pricing behavior. The model changes are expected to be deployed in the second quarter of 2022 and we expect these to change our EVE profile to show reduction in risk in the +100 and +200bps instantaneous parallel shift scenarios and increasing risk in the -100 and -200 bps instantaneous parallel shift scenarios.
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
Our base EVE as of March 31, 2022 decreased $2.9 billion from December 31, 2021, driven by overall balance sheet mix as well as higher rates during the first quarter of 2022. For the period ended March 31, 2022, compared to December 31, 2021, cash balances increased by $6.0 billion, fixed income investments in our AFS portfolio decreased by $1.2 billion, while HTM portfolio balances increased by $512 million. Loan balances increased by $2.4 billion, year-to-date. Funding for these assets came primarily from growth of $8.9 billion in total deposits, which consisted of a $2.1 billion and $6.8 billion increase in non-interest bearing and interest bearing accounts, respectively. The mix of non-interest bearing to total deposits decreased slightly by two bps to 65 percent at March 31, 2022, compared to December 31, 2021.
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
Our base case static 12-month NII forecast at March 31, 2022 increased compared to December 31, 2021 by $496 million, driven primarily by balance sheet growth and the impact of higher rates compared to December 31, 2021.
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

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 14 — “Legal Matters” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors set forth in our 2021 Annual Report on Form 10-K.
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

SVB Financial Group

Date: May 6, 2022	/s/ DANIEL BECK
Daniel Beck
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: May 6, 2022	/s/ KAREN HON
Karen Hon
Chief Accounting Officer
(Principal Accounting Officer)