Form 10-Q
period 2022-06-30
SVB FINANCIAL GROUP
filed 2022-08-08
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	SIVB	The Nasdaq Stock Market LLC
Depositary shares, each representing a 1/40th ownership interest in a share of 5.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series A	SIVBP	The Nasdaq Stock Market LLC
At July 31, 2022, 59,082,305 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Glossary of acronyms and abbreviations that may be used in this Report

ACL — Allowance for Credit Losses	HTM — Held-to-Maturity
AFS — Available-for-Sale	IASB — International Accounting Standards Board
AIR — Accrued Interest Receivable	IOSCO — International Organization of Securities Commissions
ALCO — Asset Liability Management Committee	IPO — Initial Public Offering
AOCI — Accumulated Other Comprehensive Income	IRS — Internal Revenue Service
ARRC — Alternative Reference Rates Committee	ISDA — International Swaps and Derivatives Association, Inc.
ASC — Accounting Standards Codification	IT — Information Technology
ASU — Accounting Standards Update	LCR — Liquidity Coverage Ratio
AUM — Private Bank Assets Under Management	LIBOR — London Interbank Offered Rate
Boston Private — Boston Private Financial Holdings, Inc.	M&A — Merger and Acquisition
BPS — Basis Points	MBS — Mortgage-Backed Securities
C&I — Commercial and Industrial	NFSR — Net Stable Funding Ratio
CECL — Current Expected Credit Losses	NII — Net Interest Income
CET1 — Common Equity Tier 1	NM — Not meaningful
CMBS — Commercial Mortgage-Backed Securities	OREO — Other Real Estate Owned
CMO — Collateralized Mortgage Obligations	PCD — Purchased Credit-Deteriorated
CRA — Community Reinvestment Act	PPP — Paycheck Protection Program
CRE — Commercial Real Estate	PPPLF — Paycheck Protection Program Lending Facility
EHOP — Employee Home Ownership Program of the Company	SBA — U.S. Small Business Association
EPS — Earnings Per Share	SEC — Securities and Exchange Commission
ERI — Energy and Resource Innovation	SLBO — Sponsor-Led Buy-Out
ESOP — Employee Stock Ownership Plan of the Company	SOFR — Secured Overnight Financing Rate
ESPP — 1999 Employee Stock Purchase Plan of the Company	SPAC — Special Purpose Acquisition Company
EVE — Economic Value of Equity	SPD-SVB — SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture
FASB — Financial Accounting Standards Board	bank in China)
FDIC — Federal Deposit Insurance Corporation	SVB Securities — SVB Securities Holdings LLC
FHLB — Federal Home Loan Bank	TDR — Troubled Debt Restructuring
FRB — Federal Reserve Bank	U.K. — United Kingdom
FTE — Full-Time Equivalent	VIE — Variable Interest Entity
FTP — Funds Transfer Pricing
GAAP — Accounting principles generally accepted in the United
States of America

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except par value and share data)	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$15,398	$14,619
Available-for-sale securities, at fair value (cost of $28,141 and $27,370, respectively)	26,223	27,221
Held-to-maturity securities, at amortized cost and net of allowance for credit losses of $6 and $7 (fair value of $84,579 and $97,227, respectively)	95,814	98,195
Non-marketable and other equity securities	2,645	2,543
Total investment securities	124,682	127,959
Loans, amortized cost	70,955	66,276
Allowance for credit losses: loans	(545)	(422)
Net loans	70,410	65,854
Premises and equipment, net of accumulated depreciation and amortization	294	270
Goodwill	375	375
Other intangible assets, net	148	160
Lease right-of-use assets	305	313
Accrued interest receivable and other assets	2,777	1,928
Total assets	$214,389	$211,478
Liabilities and total equity:
Liabilities:
Noninterest-bearing demand deposits	$113,969	$125,851
Interest-bearing deposits	73,976	63,352
Total deposits	187,945	189,203
Short-term borrowings	3,703	121
Lease liabilities	377	388
Other liabilities	2,721	2,587
Long-term debt	3,367	2,570
Total liabilities	198,113	194,869
Commitments and contingencies (Note 11 and Note 14)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 383,500 and 383,500 shares issued and outstanding, respectively	3,646	3,646
Common stock, $0.001 par value, 150,000,000 shares authorized; 59,081,326 and 58,748,469 shares issued and outstanding, respectively	—	—
Additional paid-in capital	5,223	5,157
Retained earnings	8,247	7,442
Accumulated other comprehensive income (loss)	(1,198)	(9)
Total SVBFG stockholders’ equity	15,918	16,236
Noncontrolling interests	358	373
Total equity	16,276	16,609
Total liabilities and total equity	$214,389	$211,478
See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Interest income:
Loans	$654	$472	$1,224	$903
Investment securities:
Taxable	562	251	1,073	475
Non-taxable	35	24	70	45
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	23	4	29	7
Total interest income	1,274	751	2,396	1,430
Interest expense:
Deposits	77	12	99	22
Borrowings	30	11	48	20
Total interest expense	107	23	147	42
Net interest income	1,167	728	2,249	1,388
Provision for credit losses	196	35	207	54
Net interest income after provision for credit losses	971	693	2,042	1,334
Noninterest income:
Gains/(loss) on investment securities, net	(157)	305	(72)	472
Gains on equity warrant assets, net	17	122	80	344
Client investment fees	83	15	118	35
Wealth management and trust fees	22	—	44	—
Foreign exchange fees	69	67	142	124
Credit card fees	40	31	77	59
Deposit service charges	32	28	62	53
Lending related fees	26	18	45	34
Letters of credit and standby letters of credit fees	14	13	28	26
Investment banking revenue	125	103	218	245
Commissions	24	17	49	41
Other	67	42	88	72
Total noninterest income	362	761	879	1,505
Noninterest expense:
Compensation and benefits	502	425	1,086	870
Professional services	132	97	238	178
Premises and equipment	60	37	118	70
Net occupancy	26	17	49	35
Business development and travel	27	3	41	7
FDIC and state assessments	16	10	32	20
Merger-related charges	16	19	32	19
Other	69	45	125	90
Total noninterest expense	848	653	1,721	1,289
Income before income tax expense	485	801	1,200	1,550
Income tax expense	132	173	314	360
Net income before noncontrolling interests and dividends	353	628	886	1,190
Net (income)/loss attributable to noncontrolling interests	20	(113)	2	(138)
Preferred stock dividends	(40)	(13)	(83)	(18)
Net income available to common stockholders	$333	$502	$805	$1,034
Earnings per common share—basic	$5.65	$9.23	$13.68	$19.40
Earnings per common share—diluted	5.60	9.09	13.52	19.10

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Net income before noncontrolling interests	$353	$628	$886	$1,190
Other comprehensive income (loss), net of tax:
Change in foreign currency cumulative translation gains and losses:
Foreign currency translation (losses) gains	(33)	2	(42)	2
Related tax benefit (expense)	9	(1)	12	(1)
Change in unrealized gains and losses on AFS securities:
Unrealized holding gains (losses)	(569)	270	(1,547)	(554)
Related tax benefit (expense)	161	(75)	438	154
Reclassification adjustment for loss (gains) included in net income	1	—	(48)	—
Related tax expense	—	—	14	—
Cumulative-effect adjustment for unrealized losses on securities transferred from AFS to HTM	—	(87)	—	(78)
Related tax benefit	—	25	—	22
Amortization of unrealized holding net gains (losses) on securities transferred from AFS to HTM	4	(2)	7	(5)
Related tax (expense) benefit	(1)	—	(2)	1
Change in unrealized gains and losses on cash flow hedges:
Reclassification adjustment for gains included in net income	(14)	(16)	(29)	(31)
Related tax expense	4	5	8	9
Other comprehensive income (loss), net of tax	(438)	121	(1,189)	(481)
Comprehensive income (loss)	(85)	749	(303)	709
Comprehensive (income) loss attributable to noncontrolling interests	20	(113)	2	(138)
Comprehensive income (loss) attributable to SVBFG	$(65)	$636	$(301)	$571
See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in millions, except share data)		Shares	Amount
Balance at December 31, 2020	$340	51,888,463	$—	$1,585	$5,672	$623	$8,220	$213	$8,433
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	341,844	—	(3)	—	—	(3)	—	(3)
Issuance of Common Stock	—	2,300,000	—	1,118	—	—	1,118	—	1,118
Issuance of Preferred Stock	1,724	—	—	—	—	—	1,724	—	1,724
Net Income	—	—	—	—	1,052	—	1,052	138	1,190
Capital calls and distributions, net	—	—	—	—	—	—	—	(51)	(51)
Other comprehensive income, net of tax	—	—	—	—	—	(481)	(481)	—	(481)
Share-based compensation, net	—	—	—	55	—	—	55	—	55
Dividends on preferred stock	—	—	—	—	(18)	—	(18)	—	(18)
Balance at June 30, 2021	$2,064	54,530,307	$—	$2,755	$6,706	$142	$11,667	$300	$11,967
Balance at December 31, 2021	$3,646	58,748,469	$—	$5,157	$7,442	$(9)	$16,236	$373	$16,609
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	332,857	—	(29)	—	—	(29)	—	(29)
Net income	—	—	—	—	888	—	888	(2)	886
Capital calls and distributions, net	—	—	—	—	—	—	—	(13)	(13)
Other comprehensive income, net of tax	—	—	—	—	—	(1,189)	(1,189)	—	(1,189)
Share-based compensation, net	—	—	—	95	—	—	95	—	95
Dividends on preferred stock	—	—	—	—	(83)	—	(83)	—	(83)
Balance at June 30, 2022	$3,646	59,081,326	$—	$5,223	$8,247	$(1,198)	$15,918	$358	$16,276
  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(Dollars in millions)	2022	2021
Cash flows from operating activities:
Net income before noncontrolling interests	$886	$1,190
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	207	54
Changes in fair values of equity warrant assets, net of proceeds from exercises	(20)	(40)
Changes in fair values of derivatives, net	121	7
Losses (Gains) on investment securities, net	72	(472)
Distributions of earnings from non-marketable and other equity securities	29	104
Depreciation and amortization	100	61
Amortization of premiums and discounts on investment securities, net	191	166
Amortization of share-based compensation	94	55
Amortization of deferred loan fees	(133)	(115)
Deferred income tax (benefit) expense	(53)	33
Excess tax benefit from exercise of stock options and vesting of restricted shares	(20)	(30)
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(61)	(86)
Accounts receivable and payable, net	(3)	18
Income tax receivable and payable, net	96	(49)
Accrued compensation	(452)	(137)
Other, net	357	(64)
Net cash provided by operating activities	1,411	695
Cash flows from investing activities:
Purchases of AFS securities	(10,351)	(2,289)
Proceeds from sales of AFS securities	8,511	—
Proceeds from maturities and paydowns of AFS securities	853	2,948
Purchases of HTM securities	(4,961)	(42,683)
Proceeds from maturities and paydowns of HTM securities	7,140	5,104
Purchases of non-marketable and other equity securities	(219)	(75)
Proceeds from sales and distributions of capital of non-marketable and other equity securities	71	568
Net increase in loans	(4,607)	(5,573)
Purchases of premises and equipment	(65)	(41)
Net cash used for investing activities	(3,628)	(42,041)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,258)	43,856
Net increase in short-term borrowings	3,582	13
Proceeds from issuance of long-term debt	797	990
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(13)	(51)
Net proceeds from the issuance of preferred stock	—	1,724
Payment of preferred stock dividend	(83)	(17)
Proceeds from issuance of common stock, ESPP and ESOP, net of restricted stock awards	(29)	1,115
Net cash provided by financing activities	2,996	47,630
Net increase in cash and cash equivalents	779	6,284
Cash and cash equivalents at beginning of period	14,619	17,675
Cash and cash equivalents at end of period	$15,398	$23,959
Supplemental disclosures:
Cash paid during the period for:
Interest	$138	$31
Income taxes	252	370
Noncash items during the period:
Changes in unrealized gains and losses on AFS securities, net of tax	$(1,143)	$(400)
Distributions of stock from investments	—	43
Transfers from AFS securities to HTM	—	5,766
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. Changes include the presentation of our table summarizing the activity relating to our ACL for loans as a result of the acquisition of Boston Private, the consolidation of certain line items in our Consolidated Statement of Stockholders' Equity (unaudited), changes to our reportable segments and consolidation of certain line items in our Consolidated Statement of Cash Flows (unaudited) and accrued interest receivable and other assets and other liabilities tables within "Consolidated Financial Condition" under Part 1, Item 2 of this report.
Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data — Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 of our 2021 Form 10-K.
2.    Stockholders' Equity and EPS
AOCI
The following table summarizes the items reclassified out of AOCI into the Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2022 and 2021:

		Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	Income Statement Location	2022	2021	2022	2021
Reclassification adjustment for loss (gains) included in net income	Gains/(loss) on investment securities, net	$1	$—	$(48)	$—
Related tax expense	Income tax expense	—	—	14	—
Reclassification adjustment for gains included in net income	Net interest income	(14)	(16)	(29)	(31)
Related tax expense	Income tax expense	4	5	8	9
Total reclassification adjustment for gains included in net income, net of tax		$(9)	$(11)	$(55)	$(22)
The table below summarizes the activity relating to net gains and losses on our cash flow hedges included in AOCI for the three and six months ended June 30, 2022 and 2021. Over the next 12 months, we expect that approximately $49 million in AOCI at June 30, 2022, related to unrealized gains will be reclassified out of AOCI and recognized in net income.

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Balance, beginning of period, net of tax	$72	$118	$83	$129
Net realized (gain) loss reclassified to net income, net of tax	(10)	(11)	(21)	(22)
Balance, end of period, net of tax	$62	$107	$62	$107
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable for stock options and restricted stock unit awards outstanding under our 2006 Equity Incentive Plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions except per share amounts, shares in thousands)	2022	2021	2022	2021
Numerator:
Net income available to common stockholders	$333	$502	$805	$1,034
Denominator:
Weighted average common shares outstanding—basic	58,935	54,353	58,868	53,272
Weighted average effect of dilutive securities:
Stock options and ESPP	192	272	221	274
Restricted stock units and awards	327	527	441	570
Weighted average common shares outstanding—diluted	59,454	55,152	59,530	54,116
Earnings per common share:
Basic	$5.65	$9.23	$13.68	$19.40
Diluted	5.60	9.09	13.52	19.10
The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation due to the antidilutive effect for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(Shares in thousands)	2022	2021	2022	2021
Stock options	115	36	83	18
Restricted stock units	404	—	93	44
Total	519	36	176	62

Preferred Stock
The following table summarizes our preferred stock at June 30, 2022:

Series	Description	Amount outstanding (in millions)	Carrying value (in millions)	Shares issued and outstanding	Par Value	Ownership interest per depositary share	Liquidation preference per depositary share	2022 dividends paid per depositary share
Series A	5.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	$350	$340	350,000	$0.001	1/40th	$25	$0.66
Series B	4.100% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	750	739	7,500	0.001	1/100th	1,000	20.50
Series C	4.000% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	1,000	985	10,000	0.001	1/100th	1,000	20.00
Series D	4.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	1,000	989	10,000	0.001	1/100th	1,000	23.26
Series E	4.700% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	600	593	6,000	0.001	1/100th	1,000	25.72
Consolidated Statement of Changes in Equity
The following table summarizes the changes in our consolidated equity for the three months ended June 30, 2022 and 2021:

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in millions, except share data)		Shares	Amount
Balance at March 31, 2021	$1,079	54,001,797	$—	$2,591	$6,204	$21	$9,895	$226	$10,121
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	228,510	—	(5)	—	—	(5)	—	(5)
Issuance of Common Stock	—	300,000	—	146	—	—	146	—	146
Issuance of Preferred Stock	985	—	—	—	—	—	985	—	985
Net income	—	—	—	—	515	—	515	113	628
Capital calls and distributions, net	—	—	—	—	—	—	—	(39)	(39)
Other comprehensive income (loss), net of tax	—	—	—	—	—	121	121	—	121
Share-based compensation, net	—	—	—	28	—	—	28	—	28
Dividends on preferred stock	—	—	—	—	(13)	—	(13)	—	(13)
Other, net	—	—	—	(5)	—	—	(5)	—	(5)
Balance at June 30, 2021	$2,064	54,530,307	$—	$2,755	$6,706	$142	$11,667	$300	$11,967
Balance at March 31, 2022	$3,646	58,840,156	$—	$5,180	$7,914	$(760)	$15,980	$380	$16,360
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	241,170	—	(2)	—	—	(2)	—	(2)
Net income	—	—	—	—	373	—	373	(20)	353
Capital calls and distributions, net	—	—	—	—	—	—	—	(2)	(2)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(438)	(438)	—	(438)
Share-based compensation, net	—	—	—	45	—	—	45	—	45
Dividends on preferred stock	—	—	—	—	(40)	—	(40)	—	(40)
Balance at June 30, 2022	$3,646	59,081,326	$—	$5,223	$8,247	$(1,198)	$15,918	$358	$16,276
3.    Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies, qualified affordable housing projects, and subordinated debt instruments.

The following table presents the carrying amounts and classification of variable interests in consolidated and unconsolidated VIEs as of June 30, 2022 and December 31, 2021:

(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
June 30, 2022:
Assets:
Cash and cash equivalents	$10	$—	$—
Non-marketable and other equity securities (1)	815	1,356	1,356
Accrued interest receivable and other assets (2)	34	6	—
Total assets	$859	$1,362	$1,356
Liabilities:
Other liabilities (1)	22	614	—
Long term debt (2)	—	90	—
Total liabilities	$22	$704	$—
December 31, 2021:
Assets:
Cash and cash equivalents	$13	$—	$—
Non-marketable and other equity securities (1)	768	1,233	1,233
Accrued interest receivable and other assets (2)	31	6	—
Total assets	$812	$1,239	$1,233
Liabilities:
Other liabilities (1)	$18	$482	—
Long term debt (2)	—	90	$—
Total liabilities	$18	$572	$—

(1)    Included in our unconsolidated non-marketable and other equity securities portfolio at June 30, 2022 and December 31, 2021 are investments in qualified affordable housing projects of $1.1 billion and $954 million, respectively, and related other liabilities consisting of unfunded commitments of $614 million and $482 million, respectively.
(2)    Included in our unconsolidated accrued interest receivable and other assets are investments in statutory trusts for junior subordinated debt and included in long term debt previously issued by Boston Private and assumed in the acquisition of $6 million and $90 million, respectively, at June 30, 2022 and December 31, 2021.
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
As of June 30, 2022, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $837 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $1.4 billion.

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
4.    Cash and Cash Equivalents
The following table details our cash and cash equivalents at June 30, 2022 and December 31, 2021:

(Dollars in millions)	June 30, 2022	December 31, 2021
Cash and due from banks	$1,801	$2,201
Interest bearing deposits with the Federal Reserve Bank	7,827	5,686
Interest bearing deposits with other institutions	5,146	5,773
Securities purchased under agreements to resell (1)	544	607
Other short-term investment securities	80	352
Total cash and cash equivalents	$15,398	$14,619

(1)At June 30, 2022 and December 31, 2021, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $554 million and $620 million, respectively. None of these securities were sold or repledged as of June 30, 2022 and December 31, 2021.
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
AFS Securities
The major components of our AFS investment securities portfolio at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
AFS securities, at fair value:
U.S. Treasury securities	$17,101	$—	$(709)	$16,392
U.S. agency debentures	138	—	(16)	122
Foreign government debt securities	40	—	—	40
Residential MBS:
Agency-issued MBS	8,315	—	(975)	7,340
Agency-issued CMO—fixed rate	853	—	(63)	790
Agency-issued CMBS	1,694	—	(155)	1,539
Total AFS securities	$28,141	$—	$(1,918)	$26,223

	December 31, 2021
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
AFS securities, at fair value:
U.S. Treasury securities	$15,799	$121	$(70)	$15,850
U.S. agency debentures	200	—	(4)	196
Foreign government debt securities	61	—	—	61
Residential MBS:
Agency-issued MBS	8,786	13	(210)	8,589
Agency-issued CMO—fixed rate	988	3	(9)	982
Agency-issued CMBS	1,536	27	(20)	1,543
Total AFS securities	$27,370	$164	$(313)	$27,221
The following table summarizes sale activity of AFS securities during the three and six months ended June 30, 2022 and 2021 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Sales proceeds	$3,412	$—	$8,511	$—
Net realized gains and losses:
Gross realized gains	2	—	146	—
Gross realized losses	(3)	—	(98)	—
Net realized gains/(losses)	$(1)	$—	$48	$—
The following tables summarize our AFS securities in an unrealized loss position for which an ACL has not been recorded and summarized into categories of AFS securities that were in an unrealized loss for position for less than 12 months, or 12 months or longer, as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
AFS securities:
U.S. Treasury securities	$14,816	$(656)	$1,576	$(53)	$16,392	$(709)
U.S. agency debentures	52	(2)	70	(14)	122	(16)
Residential MBS:
Agency-issued MBS	4,306	(449)	3,034	(526)	7,340	(975)
Agency-issued CMO —fixed rate	723	(55)	67	(8)	790	(63)
Agency-issued CMBS	1,366	(121)	174	(34)	1,540	(155)
Total AFS securities (1)	$21,263	$(1,283)	$4,921	$(635)	$26,184	$(1,918)

(1)As of June 30, 2022, we identified a total of 767 investments that were in unrealized loss positions with 143 investments in an unrealized loss position for a period of time greater than 12 months. Based on our analysis of the securities in an unrealized loss position as of June 30, 2022, the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase and therefore changes in value for securities are included in other comprehensive income. Market valuations and credit loss analyses on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. As of June 30, 2022, we do not intend to sell any of our securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our amortized cost basis. None of the investments in our AFS securities portfolio were past due as of June 30, 2022.

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
The following table summarizes the fixed income securities, carried at fair value, classified as AFS as of June 30, 2022 by the remaining contractual principal maturities. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	June 30, 2022
(Dollars in millions)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$16,392	$272	$16,120	$—	$—
U.S. agency debentures	122	17	35	70	—
Foreign government debt securities	40	40	—	—	—
Residential MBS:
Agency-issued MBS	7,340	—	—	—	7,340
Agency-issued CMO—fixed rate	790	—	—	—	790
Agency-issued CMBS	1,539	—	104	1,435	—
Total	$26,223	$329	$16,259	$1,505	$8,130
HTM Securities
The components of our HTM investment securities portfolio at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	ACL
HTM securities, at cost:
U.S. agency debentures (1)	$536	$—	$(36)	$500	$—
Residential MBS:
Agency-issued MBS	61,112	—	(6,997)	54,115	—
Agency-issued CMO—fixed rate	11,103	—	(1,219)	9,884	—
Agency-issued CMO—variable rate	87	—	(1)	86	—
Agency-issued CMBS	14,821	—	(1,688)	13,133	—
Municipal bonds and notes	7,451	3	(1,214)	6,240	1
Corporate bonds	710	—	(89)	621	5
Total HTM securities	$95,820	$3	$(11,244)	$84,579	$6

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
Allowance for Credit Losses for HTM Securities
For HTM securities, for the three months ended June 30, 2022 the ACL balance remained consistent at $6 million. For HTM securities, for the six months ended June 30, 2022 the beginning ACL balance was $7 million, the reduction of credit losses was $1 million and the ending ACL balance was $6 million.
For HTM securities, for the three months ended June 30, 2021, the beginning ACL balance was $1 million, the provision for credit losses was $4 million and the ending ACL balance was $5 million. For HTM securities, for the six months ended June 30, 2021 the beginning ACL balance was less than $1 million, the provision for credit losses was $5 million and the ending ACL balance was $5 million.
AIR from HTM securities totaled $220 million at June 30, 2022 and $225 million at December 31, 2021 and is reported in "Accrued interest receivable and other assets" in our unaudited interim consolidated balance sheets.
Credit Quality Indicators
On a quarterly basis, management monitors the credit quality for HTM securities through the use of standard credit ratings. The following table summarizes our amortized cost of HTM securities aggregated by credit quality indicator at June 30, 2022 and December 31, 2021:

(Dollars in millions)	June 30, 2022	December 31, 2021
Municipal bonds and notes:
Aaa	$4,143	$3,774
Aa1	1,944	2,031
Aa2	1,166	1,154
Aa3	171	172
A1	27	26
Total municipal bonds and notes	$7,451	$7,157
Corporate bonds:
Aaa	$39	$39
Aa2	42	42
Aa3	105	105
A1	282	251
A2	231	264
A3	11	11
Total corporate bonds	$710	$712
The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as HTM as of June 30, 2022. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments; however, we expect to collect substantially all of the recorded investment on these securities.

	June 30, 2022
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Net Carry Value	Fair Value	Net Carry Value	Fair Value	Net Carry Value	Fair Value	Net Carry Value	Fair Value	Net Carry Value	Fair Value
U.S. agency debentures	$536	$500	$4	$4	$109	$105	$423	$391	$—	$—
Residential MBS:
Agency-issued MBS	61,112	54,115	—	—	4	4	1,102	1,074	60,006	53,037
Agency-issued CMO—fixed rate	11,103	9,884	—	—	28	27	239	232	10,836	9,625
Agency-issued CMO—variable rate	87	86	—	—	—	—	—	—	87	86
Agency-issued CMBS	14,821	13,133	32	31	175	165	969	858	13,645	12,079
Municipal bonds and notes	7,450	6,240	27	27	199	196	1,294	1,201	5,930	4,816
Corporate bonds	705	621	—	—	52	48	653	573	—	—
Total	$95,814	$84,579	$63	$62	$567	$545	$4,680	$4,329	$90,504	$79,643

Non-marketable and Other Equity Securities
The major components of our non-marketable and other equity securities portfolio at June 30, 2022 and December 31, 2021 are as follows:

(Dollars in millions)	June 30, 2022	December 31, 2021
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$174	$130
Unconsolidated venture capital and private equity fund investments (2)	172	208
Other investments without a readily determinable fair value (3)	188	164
Other equity securities in public companies (fair value accounting) (4)	32	117
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	663	671
Debt funds	5	5
Other investments	277	294
Investments in qualified affordable housing projects, net (6)	1,134	954
Total non-marketable and other equity securities	$2,645	$2,543

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at June 30, 2022 and December 31, 2021 (fair value accounting):

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$2	12.6%	$2	12.6%
Capital Preferred Return Fund, LP	53	20.0	61	20.0
Growth Partners, LP	59	33.0	67	33.0
Redwood Evergreen Fund, LP	60	100.0	—	—
Total consolidated venture capital and private equity fund investments	$174		$130
(2)The carrying value represents investments in 142 and 150 funds (primarily venture capital funds) at June 30, 2022 and December 31, 2021, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. We carry our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the investments. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example March 31st for our June 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.

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
The following table shows the changes to the carrying amount of other investments without a readily determinable fair value for the six months ended June 30, 2022:

(Dollars in millions)	Six months ended June 30, 2022	Cumulative Adjustments
Measurement alternative:
Carrying value at June 30, 2022	$188
Carrying value adjustments:
Impairment	$—	$(1)
Upward changes for observable prices	1	68
Downward changes for observable prices	(6)	(10)
(4)Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct equity investments in public companies held by our consolidated funds. Changes in equity securities measured at fair value are recognized through net income.
(5)The following table shows the carrying value and our ownership percentage of each investment at June 30, 2022 and December 31, 2021 (equity method accounting):

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$2	8.6%	$3	8.6%
Strategic Investors Fund III, LP	16	5.9	25	5.9
Strategic Investors Fund IV, LP	28	5.0	36	5.0
Strategic Investors Fund V funds	75	Various	87	Various
CP II, LP (i)	2	5.1	2	5.1
Other venture capital and private equity fund investments	540	Various	518	Various
Total venture capital and private equity fund investments	$663		$671
Debt funds:
Gold Hill Capital 2008, LP (ii)	$4	15.5%	$4	15.5%
Other debt funds	1	Various	1	Various
Total debt funds	$5		$5
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$146	50.0%	$154	50.0%
Other investments	131	Various	140	Various
Total other investments	$277		$294

(i)Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.
(ii)Our ownership includes direct ownership interest of 11.5 percent and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.
(6)The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of “Other liabilities” on our consolidated balance sheets at June 30, 2022 and December 31, 2021:

(Dollars in millions)	June 30, 2022	December 31, 2021
Investments in qualified affordable housing projects, net	$1,134	$954
Other liabilities	614	482

The following table presents other information relating to our investments in qualified affordable housing projects for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Tax credits and other tax benefits recognized	$23	$26	$50	$54
Amortization expense included in provision for income taxes (i)	16	14	35	30

(i)All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.
The following table presents the net gains and losses on non-marketable and other equity securities for the three and six months ended June 30, 2022 and 2021 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Net (losses) gains on non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	$(51)	$19	$(48)	$36
Unconsolidated venture capital and private equity fund investments	(22)	15	(19)	32
Other investments without a readily determinable fair value	(4)	(1)	(3)	12
Other equity securities in public companies (fair value accounting)	(12)	18	(44)	92
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	(67)	250	(8)	295
Debt funds	—	1	—	2
Other investments	—	3	2	3
Total net (losses) gains on non-marketable and other equity securities	$(156)	$305	$(120)	$472
Less: realized net (losses) gains on sales of non-marketable and other equity securities	(10)	61	(29)	127
Net (losses) gains on non-marketable and other equity securities still held	$(146)	$244	$(91)	$345
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
We also provide community development loans made as part of our responsibilities under the CRA. The majority of these loans are included within the Other loan class below and are primarily secured by real estate. Additionally, beginning in April 2020, we accepted applications under the PPP administered by the SBA under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and originated loans to qualified small businesses. PPP funds under the CARES Act were disbursed throughout 2020 and up to June 30, 2021.

Loan Portfolio Segments and Classes of Financing Receivables
The composition of loans at amortized cost basis broken out by class of financing receivable at June 30, 2022 and December 31, 2021 is presented in the following table:

(Dollars in millions)	June 30, 2022	December 31, 2021
Global fund banking	$40,316	$37,958
Investor dependent:
Early stage	1,856	1,593
Growth stage	4,159	3,951
Total investor dependent	6,015	5,544
Cash flow dependent - SLBO	1,859	1,798
Innovation C&I	7,753	6,673
Private bank	9,770	8,743
CRE	2,617	2,670
Premium wine	1,065	985
Other C&I	1,136	1,257
Other	365	317
PPP	59	331
Total loans (1) (2) (3)	$70,955	$66,276
ACL	(545)	(422)
Net loans	$70,410	$65,854

(1)    Total loans at amortized cost is net of unearned income, deferred fees and costs, and net unamortized premiums and discounts of $222 million and $250 million at June 30, 2022 and December 31, 2021, respectively.
(2)     Included within our total loan portfolio are credit card loans of $619 million and $583 million at June 30, 2022 and December 31, 2021, respectively.
(3)     Included within our total loan portfolio are construction loans of $443 million and $367 million at June 30, 2022 and December 31, 2021, respectively.
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
The following tables summarize the credit quality indicators, broken out by class of financing receivable and vintage year, as of June 30, 2022 and December 31, 2021:

	Term Loans by Origination Year
June 30, 2022 (Dollars in millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Global fund banking:
Risk rating:
Pass	$415	$176	$101	$32	$3	$11	$39,578	$—	$—	$40,316
Criticized	—	—	—	—	—	—	—	—	—	—
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total global fund banking	$415	$176	$101	$32	$3	$11	$39,578	$—	$—	$40,316
Investor dependent:
Early stage:
Risk rating:
Pass	$497	$710	$124	$51	$6	$1	$202	$—	$—	$1,591
Criticized	37	116	43	12	1	2	31	—	—	242
Nonperforming	—	14	5	1	2	—	1	—	—	23
Total early stage	$534	$840	$172	$64	$9	$3	$234	$—	$—	$1,856
Growth stage:

	Term Loans by Origination Year
June 30, 2022 (Dollars in millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Risk rating:
Pass	$1,115	$1,670	$488	$94	$34	$8	$307	$—	$—	$3,716
Criticized	77	191	62	15	8	3	61	—	—	417
Nonperforming	—	19	1	5	—	—	1	—	—	26
Total growth stage	$1,192	$1,880	$551	$114	$42	$11	$369	$—	$—	$4,159
Total investor dependent	$1,726	$2,720	$723	$178	$51	$14	$603	$—	$—	$6,015
Cash flow dependent - SLBO:
Risk rating:
Pass	$484	$688	$206	$233	$89	$57	$41	$—	$—	$1,798
Criticized	—	—	16	3	1	23	7	—	—	50
Nonperforming	—	—	—	—	9	—	2	—	—	11
Total cash flow dependent - SLBO	$484	$688	$222	$236	$99	$80	$50	$—	$—	$1,859
Innovation C&I
Risk rating:
Pass	$1,214	$1,910	$893	$177	$45	$55	$2,922	$—	$—	$7,216
Criticized	17	136	120	32	11	—	215	—	—	531
Nonperforming	—	2	—	—	—	—	4	—	—	6
Total innovation C&I	$1,231	$2,048	$1,013	$209	$56	$55	$3,141	$—	$—	$7,753
Private bank:
Risk rating:
Pass	$1,668	$2,863	$1,791	$977	$456	$1,104	$873	$7	$—	$9,739
Criticized	—	—	—	2	—	11	3	—	—	16
Nonperforming	—	—	1	2	1	10	1	—	—	15
Total private bank	$1,668	$2,863	$1,792	$981	$457	$1,125	$877	$7	$—	$9,770
CRE
Risk rating:
Pass	$270	$299	$197	$253	$118	$914	$92	$5	$—	$2,148
Criticized	2	4	45	138	37	203	18	12	—	459
Nonperforming	—	—	—	9	—	1	—	—	—	10
Total CRE	$272	$303	$242	$400	$155	$1,118	$110	$17	$—	$2,617
Premium wine:
Risk rating:
Pass	$168	$213	$113	$146	$49	$153	$154	$34	$—	$1,030
Criticized	—	5	1	—	9	10	10	—	—	35
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total premium wine	$168	$218	$114	$146	$58	$163	$164	$34	$—	$1,065
Other C&I
Risk rating:
Pass	$32	$169	$164	$74	$83	$318	$250	$10	$—	$1,100
Criticized	—	4	4	6	3	5	10	2	—	34
Nonperforming	—	—	—	—	1	1	—	—	—	2
Total other C&I	$32	$173	$168	$80	$87	$324	$260	$12	$—	$1,136
Other:
Risk rating:
Pass	$7	$115	$175	$38	$20	$—	$15	$—	$(41)	$329
Criticized	—	—	13	23	—	—	—	—	—	36
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total other	$7	$115	$188	$61	$20	$—	$15	$—	$(41)	$365
PPP:
Risk rating:
Pass	$—	$45	$13	$—	$—	$—	$—	$—	$(6)	$52
Criticized	—	6	1	—	—	—	—	—	—	7
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total PPP	$—	$51	$14	$—	$—	$—	$—	$—	$(6)	$59
Total loans	$6,003	$9,355	$4,577	$2,323	$986	$2,890	$44,798	$70	$(47)	$70,955

(1)    These amounts consist of fees and clearing items that have not yet been allocated at the loan level.

	Term Loans by Origination Year
December 31, 2021 (Dollars in millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Global fund banking:
Risk rating:
Pass	$764	$115	$36	$6	$8	$4	$36,955	$—	$—	$37,888
Criticized	50	18	—	—	—	1	1	—	—	70
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total global fund banking	$814	$133	$36	$6	$8	$5	$36,956	$—	$—	$37,958
Investor dependent:
Early stage:
Risk rating:
Pass	$754	$287	$122	$26	$6	$1	$171	$—	$—	$1,367
Criticized	64	87	30	5	—	—	29	—	—	215
Nonperforming	2	5	3	—	—	—	1	—	—	11
Total early stage	$820	$379	$155	$31	$6	$1	$201	$—	$—	$1,593
Growth stage:
Risk rating:
Pass	$2,072	$910	$265	$78	$14	$1	$286	$5	$—	$3,631
Criticized	159	85	27	6	3	—	34	—	—	314
Nonperforming	2	—	1	2	—	—	1	—	—	6
Total growth stage	$2,233	$995	$293	$86	$17	$1	$321	$5	$—	$3,951
Total investor dependent	$3,053	$1,374	$448	$117	$23	$2	$522	$5	$—	$5,544
Cash flow dependent - SLBO:
Risk rating:
Pass	$875	$384	$252	$72	$76	$2	$35	$—	$—	$1,696
Criticized	—	—	20	25	—	13	10	—	—	68
Nonperforming	—	—	12	10	7	—	5	—	—	34
Total cash flow dependent - SLBO	$875	$384	$284	$107	$83	$15	$50	$—	$—	$1,798
Innovation C&I:
Risk rating:
Pass	$2,230	$1,058	$288	$123	$58	$—	$2,411	$—	$—	$6,168
Criticized	64	130	62	12	—	—	236	—	—	504
Nonperforming	—	—	—	—	—	—	1	—	—	1
Total Innovation C&I	$2,294	$1,188	$350	$135	$58	$—	$2,648	$—	$—	$6,673
Private bank:
Risk rating:
Pass	$2,952	$2,015	$1,122	$520	$432	$952	$705	$8	$—	$8,706
Criticized	—	—	2	—	2	9	3	—	—	16
Nonperforming	—	—	2	9	—	8	2	—	—	21
Total private bank	$2,952	$2,015	$1,126	$529	$434	$969	$710	$8	$—	$8,743
CRE
Risk rating:
Pass	$326	$215	$344	$155	$236	$868	$110	$2	$—	$2,256
Criticized	3	39	114	37	47	139	18	12	—	409
Nonperforming	—	—	5	—	—	—	—	—	—	5
Total CRE	$329	$254	$463	$192	$283	$1,007	$128	$14	$—	$2,670
Premium wine:
Risk rating:
Pass	$217	$112	$156	$69	$71	$162	$125	$34	$—	$946
Criticized	1	7	11	9	—	—	11	—	—	39
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total Premium wine	$218	$119	$167	$78	$71	$162	$136	$34	$—	$985
Other C&I
Risk rating:
Pass	$181	$175	$82	$86	$28	$301	$350	$11	$—	$1,214
Criticized	5	6	6	7	2	—	8	5	—	39
Nonperforming	—	—	—	2	—	1	1	—	—	4
Total other C&I	$186	$181	$88	$95	$30	$302	$359	$16	$—	$1,257
Other:

	Term Loans by Origination Year
December 31, 2021 (Dollars in millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Risk rating:
Pass	$61	$144	$82	$20	$14	$—	$7	$—	$(21)	$307
Criticized	—	7	1	—	2	—	—	—	—	10
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total other	$61	$151	$83	$20	$16	$—	$7	$—	$(21)	$317
PPP:
Risk rating:
Pass	$226	$72	$—	$—	$—	$—	$—	$—	$—	$298
Criticized	22	9	—	—	—	—	—	—	—	31
Nonperforming	2	—	—	—	—	—	—	—	—	2
Total PPP	$250	$81	$—	$—	$—	$—	$—	$—	$—	$331
Total loans	$11,032	$5,880	$3,045	$1,279	$1,006	$2,462	$41,516	$77	$(21)	$66,276

(1)    These amounts consist of fees and clearing items that have not yet been allocated at the loan level.

Allowance for Credit Losses: Loans
In the second quarter of 2022, the ACL for loans increased by $124 million, driven primarily by a deterioration in projected economic conditions, as well as loan growth, net charge-offs and an increase in nonaccrual reserves.
The Moody's Analytics June 2022 forecast was utilized in our quantitative model for the ACL as of June 30, 2022. The forecast assumptions included a higher starting gross domestic product growth rate, however the overall forecasted growth rate is slower than in previous projections. The June 2022 forecast also included a significantly lower housing price index growth rate, with a small offset from a slightly improved unemployment rate. The overall impact of these assumptions was a slightly worse forecast than that used at March 31, 2022.
Additionally, we determined that a higher weighting should be applied to the economic downturn scenario to align with our expectations as of June 30, 2022. After adjusting the weightings accordingly, we determined the forecast to be a reasonable view of the outlook for the economy given the available information at current quarter end. To the extent we identified credit risk considerations that were not captured by the Moody's Analytics June 2022 forecast or our adjustment to weightings thereof, we addressed the risk through management's qualitative adjustments to our ACL.
We do not estimate expected credit losses on AIR on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $222 million at June 30, 2022 and $171 million at December 31, 2021 and is reported in "Accrued interest receivable and other assets" in our unaudited interim consolidated balance sheets.
The following tables summarize the activity relating to our ACL for loans for the three and six months ended June 30, 2022 and 2021, broken out by portfolio segment:

Three months ended June 30, 2022	Beginning Balance March 31, 2022	Charge-offs	Recoveries	Provision (Reduction) for Credit Loss for Loans	Foreign Currency Translation Adjustments	Ending Balance June 30, 2022
(Dollars in millions)
Global fund banking	$66	$—	$—	$23	$—	$89
Investor dependent	148	(16)	1	90	1	224
Cash flow dependent and innovation C&I	115	(4)	—	19	—	130
Private bank	37	—	—	8	—	45
CRE	34	—	—	—	—	34
Other C&I	12	(1)	—	1	—	12
Premium wine and other	9	(1)	1	5	(3)	11
Total ACL	$421	$(22)	$2	$146	$(2)	$545

Three months ended June 30, 2021	Beginning Balance March 31, 2021	Charge-offs	Recoveries	Provision (Reduction) for Credit Loss for Loans	Foreign Currency Translation Adjustments	Ending Balance June 30, 2021
(Dollars in millions)
Global fund banking	$60	$—	$—	$6	$—	$66
Investor dependent	168	(6)	3	(7)	—	158
Cash flow dependent and innovation C&I	112	(7)	—	14	—	119
Private bank	44	(2)	—	5	—	47
Premium wine and other	8	—	—	(2)	—	6
Total ACL	$392	$(15)	$3	$16	$—	$396

Six months ended June 30, 2022	Beginning Balance December 31, 2021	Charge-offs	Recoveries	Provision (Reduction) for Credit Loss for Loans	Foreign Currency Translation Adjustments	Ending Balance June 30, 2022
(Dollars in millions)
Global fund banking	$67	$—	$—	$22	$—	$89
Investor dependent	146	(33)	9	101	1	224
Cash flow dependent and innovation C&I	118	(4)	—	16	—	130
Private Bank	33	—	2	10	—	45
CRE	36	—	—	(2)	—	34
Other C&I	14	(2)	—	—	—	12
Premium wine and other	8	(1)	1	7	(4)	11
Total ACL	$422	$(40)	$12	$154	$(3)	$545

Six months ended June 30, 2021	Beginning Balance December 31, 2020	Charge-offs	Recoveries	Provision (Reduction) for Credit Loss for Loans	Foreign Currency Translation Adjustments	Ending Balance June 30, 2021
(Dollars in millions)
Global fund banking	$46	$(80)	$—	$100	$—	$66
Investor dependent	213	(20)	8	(43)	—	158
Cash flow dependent and innovation C&I	125	(7)	—	1	—	119
Private Bank	53	(2)	—	(4)	—	47
Premium wine and other	9	(1)	—	(2)	—	6
PPP	2	—	—	(2)	—	—
Total ACL	$448	$(110)	$8	$50	$—	$396

The following table summarizes the aging of our loans broken out by class of financing receivable as of June 30, 2022 and December 31, 2021:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	Equal to or Greater Than 90 Days Past Due	Total Past Due	Current	Total	Loans Past Due 90 Days or More Still Accruing Interest
June 30, 2022:
Global fund banking	$—	$—	$—	$—	$40,316	$40,316	$—
Investor dependent:
Early stage	1	3	1	5	1,851	1,856	—
Growth stage	11	4	—	15	4,144	4,159	—
Total investor dependent	12	7	1	20	5,995	6,015	—
Cash flow dependent - SLBO	—	—	—	—	1,859	1,859	—
Innovation C&I	16	2	—	18	7,735	7,753	—
Private bank	—	—	7	7	9,763	9,770	—
CRE	1	—	1	2	2,615	2,617	—
Premium wine	3	—	—	3	1,062	1,065	—
Other C&I	—	—	—	—	1,136	1,136	—
Other	15	—	—	15	350	365	—
PPP	3	6	—	9	50	59	—
Total loans	$50	$15	$9	$74	$70,881	$70,955	$—
December 31, 2021:
Global fund banking	$—	$—	$—	$—	$37,958	$37,958	$—
Investor dependent:
Early stage	6	5	—	11	1,582	1,593	—
Growth stage	16	—	—	16	3,935	3,951	—
Total investor dependent	22	5	—	27	5,517	5,544	—
Cash flow dependent - SLBO	—	—	—	—	1,798	1,798	—
Innovation C&I	7	—	7	14	6,659	6,673	7
Private bank	28	1	12	41	8,702	8,743	—
CRE	1	—	—	1	2,669	2,670	—
Premium wine	3	—	—	3	982	985	—
Other C&I	1	2	1	4	1,253	1,257	—
Other	—	—	—	—	317	317	—
PPP	1	—	—	1	330	331	—
Total loans	$63	$8	$20	$91	$66,185	$66,276	$7
Nonaccrual Loans
The following table summarizes our nonaccrual loans with no allowance for credit loss at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(Dollars in millions)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss
Investor dependent:
Early stage	$23	$5	$11	$—
Growth stage	26	—	6	—
Total investor dependent	49	5	17	—
Cash flow dependent - SLBO	11	—	34	—
Innovation C&I	6	3	1	1
Private bank	15	7	21	8
CRE	10	10	5	—
Other C&I	2	—	4	—
PPP	—	—	2	—
Total nonaccrual loans	$93	$25	$84	$9

TDRs
As of June 30, 2022, we had 57 TDRs with a total carrying value of $80 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. We had $2 million of unfunded commitments available for funding to the clients associated with these TDRs as of June 30, 2022.
The following table summarizes our loans modified in TDRs, broken out by class of financing receivable at June 30, 2022 and December 31, 2021:

(Dollars in millions)	June 30, 2022	December 31, 2021
Loans modified in TDRs:
Investor dependent:
Early stage	$1	$12
Growth stage	20	3
Total investor dependent	21	15
Cash flow dependent - SLBO	12	34
Private bank	12	12
CRE	33	33
Other C&I	2	2
Total loans modified in TDRs	$80	$96
The following table summarizes the recorded investment in loans modified in TDRs, broken out by class of financing receivable, for modifications made during the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Loans modified in TDRs during the period:
Investor dependent:
Early stage	$—	$1	$—	$1
Growth stage	19	—	20	—
Total investor dependent	19	1	20	1
Cash flow dependent - SLBO	—	—	—	13
Private bank	—	1	1	3
Total loans modified in TDRs during the period (1)	$19	$2	$21	$17

(1)There were no partial charge-offs for the three months ended June 30, 2022, and $5 million of partial charge-offs for the six months then ended. There were $6 million and $7 million of partial charge-offs for the three and six months ended June 30, 2021, respectively.

During the three months ended June 30, 2022, new TDRs of $19 million were modified through payment deferrals granted to our clients. During the three months ended June 30, 2021, new TDRs of $1 million were modified through forgiveness of principal and $1 million through payment deferrals.
During the six months ended June 30, 2022, new TDRs of $19 million were modified through payment deferrals granted to our clients, $1 million were modified through term extensions and $1 million were modified through settlement. During the six months ended June 30, 2021, $14 million were modified through payment deferrals granted to our clients and $3 million were modified through forgiveness of principal.
Of loans modified in TDRs within the previous 12 months, none had defaulted during the three and six months ended June 30, 2022 and June 30, 2021.
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the ACL for loans, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and nonaccrual loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology for TDRs was necessary to determine the ACL for loans as of June 30, 2022.

ACL: Unfunded Credit Commitments
We maintain a separate ACL for unfunded credit commitments that is determined using a methodology that is inherently similar to the methodology used for calculating the ACL for loans. At June 30, 2022, our ACL estimates utilized the Moody's economic forecasts from June 30, 2022 as mentioned above. In the second quarter of 2022, the ACL for unfunded commitments increased by $49 million from the prior quarter, driven primarily by the same deterioration in projected economic conditions described above, including the increased weight we placed on the downturn economic scenario in our model, as well as continued growth in our outstanding commitments.
The following table summarizes the activity relating to our ACL for unfunded credit commitments for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
ACL: unfunded credit commitments, beginning balance	$175	$105	$171	$121
Provision for (reduction in) credit losses	50	15	54	(1)
Foreign currency translation adjustments	(1)	—	(1)	—
ACL: unfunded credit commitments, ending balance (1)	$224	$120	$224	$120

(1)The “ACL: unfunded credit commitments” is included as a component of “other liabilities” on our unaudited interim consolidated balance sheets. See Note 11 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of this report for additional disclosures related to our commitments to extend credit.
7.     Goodwill and Other Intangible Assets

Goodwill
Goodwill at both June 30, 2022 and December 31, 2021 was $375 million which was a result of goodwill recognized for the acquisitions of SVB Securities, WestRiver Group's debt fund business, Boston Private and MoffettNathanson LLC.
Other Intangible Assets
The components of net other intangible assets were as follows:

	June 30, 2022			December 31, 2021
(Dollars in millions)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$135	$23	$112	$135	$16	$119
Other	57	21	36	57	16	41
Total other intangible assets	$192	$44	$148	$192	$32	$160

For the six months ended June 30, 2022, we recorded amortization expense of $12 million. Assuming no future impairments of other intangible assets or additional acquisitions or dispositions, the following table presents the Company's future expected amortization expense for other intangible assets that will continue to be amortized as of June 30, 2022:

Years ended December 31, (Dollars in millions)	Other Intangible Assets
2022 (excluding the six months ended June 30, 2022)	$12
2023	22
2024	20
2025	17
2026	30
2027 and thereafter	47
Total future amortization expense	$148

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
The following table summarizes the amortized cost basis of hedged assets that are designated and qualify as fair value hedges and the cumulative amount of fair value hedging adjustments included in the carrying value that have been recorded on our unaudited interim consolidated balance sheets as of June 30, 2022:

	June 30, 2022
(Dollars in millions)	Amortized Cost Basis of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (2)
AFS securities (1)	$9,321	$(308)

(1)These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $9.3 billion, the amounts of the designated hedged items was $5.9 billion and the cumulative basis adjustments associated with these hedging relationships was $313 million.
(2)The balance includes $5 million of hedging adjustments on discontinued hedging relationships at June 30, 2022.
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
We assess hedge effectiveness under ASC 815 on a quarterly basis to ensure all hedges remain highly effective and hedge accounting under ASC 815 can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge per ASC 815, any amounts remaining as gain or loss in AOCI are reclassified into earnings in the line item "loans" as part of interest income, a component of consolidated net income. As of March 31, 2020, all derivatives previously classified as hedges with notional balances totaling $5.0 billion and a net asset fair value of $228 million were terminated. As of June 30, 2022, the total unrealized gains on terminated cash flow hedges remaining in AOCI was $87 million, $62 million net of tax. The unrealized gains will be reclassified into interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The total remaining term over which the unrealized gains will be reclassified into earnings is approximately three years.
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
We enter into total return swaps related to certain of our equity funds, which manages the risk of exposure from the volatility of equity investments and in the funds. We do not designate any total return swaps as derivative instruments that qualify for hedge accounting. Gains or losses from changes in fair value are recognized as net gains or losses in the line item "other" in noninterest income, a component of consolidated net income.
Also included in our derivative instruments are equity warrant assets and client forward, option and swap contracts, and client interest rate contracts. For further description of these other derivative instruments, refer to Note 2 — “Summary of Significant Accounting Policies" under Part II, Item 8 of our 2021 Form 10-K.
Counterparty Credit Risk
We are exposed to credit risk if counterparties to our derivative contracts do not perform as expected. We mitigate counterparty credit risk through credit approvals, limits, monitoring procedures and by obtaining collateral, as appropriate. With respect to measuring counterparty credit risk for derivative instruments, we measure the fair value of a group of financial assets and financial liabilities on a net risk basis by counterparty portfolio.

The total notional or contractual amounts and fair value of our derivative financial instruments at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022			December 31, 2021
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in millions)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps (2)	$5,900	$—	$—	$10,700	$18	$—
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange contracts	543	23	—	701	16	—
Foreign exchange contracts	186	—	9	62	—	2
Other derivative instruments:
Equity warrant assets	335	322	—	322	277	—
Contingent conversion rights	50	6	—	—	—	—
Client foreign exchange contracts	9,469	249	—	8,245	146	—
Client foreign exchange contracts	8,940	—	254	7,764	—	126
Total return swaps	80	27	—	—	—	—
Client foreign currency options	298	8	—	688	9	—
Client foreign currency options	298	—	8	688	—	9
Client interest rate derivatives (2)	2,167	70	—	2,178	99	—
Client interest rate derivatives	2,369	—	153	2,315	—	101
Total derivatives not designated as hedging instruments		705	424		547	238
Total derivatives		$705	$424		$565	$238

(1)Derivative assets and liabilities are included in "accrued interest receivable and other assets" and "other liabilities", respectively, on our consolidated balance sheets.
(2)The amount reported reflects reductions of approximately $400 million and $112 million of derivative assets at June 30, 2022 and December 31, 2021, respectively, reflecting variation margin treated as settlement of the related derivative fair values for legal and accounting purposes as required by central clearing houses.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and six months ended June 30, 2022 and 2021 is as follows:

		Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	Statement of income location	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate risks:
Amounts reclassified from AOCI into income	Interest income - loans	$14	$16	$29	$31
Change in fair value of interest rate swaps hedging investment securities	Interest income - investment securities taxable	56	(14)	386	4
Change in fair value of hedged investment securities	Interest income - investment securities taxable	(55)	4	(386)	(13)
Net gains associated with interest rate risk derivatives		$15	$6	$29	$22
Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluations of internal foreign currency instruments, net	Other noninterest income	$(23)	$7	(21)	$(21)
Gains (losses) on internal foreign exchange forward contracts, net	Other noninterest income	19	(6)	20	21
Net (losses) gains associated with internal currency risk		$(4)	$1	$(1)	$—
Other derivative instruments:
Gains (losses) on revaluations of client foreign currency instruments, net	Other noninterest income	$—	$17	$(5)	$15
Gains (losses) on client foreign exchange forward contracts, net	Other noninterest income	5	(12)	7	(10)
Net gains associated with client currency risk		$5	$5	$2	$5
Gains on total return swaps	Other noninterest income	$35	$—	$27	$—
Net gains on equity warrant assets	Gains on equity warrant assets, net	$17	$122	$80	$344
Net gains (losses) on other derivatives	Other noninterest income	$3	$(2)	$6	$2

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of June 30, 2022 and December 31, 2021:

	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position but Subject to Master Netting Arrangements		Net Amount
(Dollars in millions)				Financial Instruments	Cash Collateral Received (1)
June 30, 2022
Derivative assets:
Foreign exchange contracts	$272	$—	$272	$(73)	$(75)	$124
Total return swaps	27	—	27	—	(26)	1
Foreign currency options	8	—	8	—	(4)	4
Client interest rate derivatives	70	—	70	(22)	(48)	—
Total derivative assets	377	—	377	(95)	(153)	129
Reverse repurchase, securities borrowing, and similar arrangements	544	—	544	(544)	—	—
Total	$921	$—	$921	$(639)	$(153)	$129
December 31, 2021
Derivative assets:
Interest rate swaps	$18	$—	$18	$—	$(13)	$5
Foreign exchange contracts	162	—	162	(77)	(32)	53
Foreign currency options	9	—	9	(1)	(7)	1
Client interest rate derivatives	99	—	99	(91)	(8)	—
Total derivative assets	288	—	288	(169)	(60)	59
Reverse repurchase, securities borrowing, and similar arrangements	607	—	607	(607)	—	—
Total	$895	$—	$895	$(776)	$(60)	$59

(1)Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

The following table summarizes our liabilities subject to enforceable master netting arrangements as of June 30, 2022 and December 31, 2021:

	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position but Subject to Master Netting Arrangements		Net Amount
(Dollars in millions)				Financial Instruments	Cash Collateral Pledged (1)
June 30, 2022
Derivative liabilities:
Foreign exchange contracts	$263	$—	$263	$(97)	$(36)	$130
Foreign currency options	8	—	8	(4)	—	4
Client interest rate derivatives	153	—	153	(136)	(17)	—
Total derivative liabilities	424	—	424	(237)	(53)	134
Repurchase, securities lending, and similar arrangements	50	—	50	—	—	50
Total	$474	$—	$474	$(237)	$(53)	$184
December 31, 2021
Derivative liabilities:
Foreign exchange contracts	$128	$—	$128	$(55)	$(4)	$69
Foreign currency options	9	—	9	(2)	—	7
Client interest rate derivatives	101	—	101	(44)	(57)	—
Total derivative liabilities	238	—	238	(101)	(61)	76
Repurchase, securities lending, and similar arrangements	61	—	61	—	—	61
Total	$299	$—	$299	$(101)	$(61)	$137

(1)Cash collateral pledged to our counterparties in relation to market value exposures of derivative contracts in a liability position and repurchase agreements are recorded as a component of “cash and cash equivalents" on our consolidated balance sheets.
9.    Noninterest Income
All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income. Included below is a summary of noninterest income for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Noninterest income:
Gains (losses) on investment securities, net	$(157)	$305	$(72)	$472
Gains on equity warrant assets, net	17	122	80	344
Client investment fees	83	15	118	35
Wealth management and trust fees	22	—	44	—
Foreign exchange fees	69	67	142	124
Credit card fees	40	31	77	59
Deposit service charges	32	28	62	53
Lending related fees	26	18	45	34
Letters of credit and standby letters of credit fees	14	13	28	26
Investment banking revenue	125	103	218	245
Commissions	24	17	49	41
Other	67	42	88	72
Total noninterest income	$362	$761	$879	$1,505
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
Gains on investment securities are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our investment-related activities. A summary of gains and losses on investment securities for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
(Losses) gains on non-marketable and other equity securities, net	$(156)	$305	$(120)	$472
(Losses) gains on sales of AFS securities, net	(1)	—	48	—
Total (losses) gains on investment securities, net	$(157)	$305	$(72)	$472

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
Gains on equity warrant assets are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of net gains on equity warrant assets for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Equity warrant assets:
Gains on exercises, net	$9	$78	$28	$251
Terminations	(1)	(1)	(2)	(1)
Changes in fair value, net	9	45	54	94
Total net gains on equity warrant assets	$17	$122	$80	$344
Client investment fees
Client investment fees include fees earned from discretionary investment management services for managing clients’ portfolios based on their investment policies, and strategies and objectives. Revenue is recognized on a monthly basis upon completion of our performance obligation and consideration is typically received in the subsequent month. Included in our sweep money market fees are Rule 12(b)-1 fees, revenue sharing and customer transactional-based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period, typically monthly. Transactional based fees are earned and recognized on fixed income securities when the transaction is executed on the clients' behalf. Amounts paid to third-party service providers are predominantly expensed, such that client investment fees are recorded gross of payments made to third parties. A summary of client investment fees by instrument type for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Client investment fees by type:
Sweep money market fees	$56	$7	$80	$18
Asset management fees (1)	15	8	25	16
Repurchase agreement fees	12	—	13	1
Total client investment fees (2)	$83	$15	$118	$35

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
Trust fees are earned when the Company is appointed as trustee for clients. As trustee, the Company administers the client’s trust and manages the assets of the trust, including investments and property. The Company’s performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly or, in certain circumstances, quarterly based on a percentage of the market value of the account as outlined in the agreement. Payment frequency is defined in the individual contracts, which primarily stipulate monthly in arrears. No performance-based incentives are earned on trust fee contracts. Receivables are recorded on the Consolidated Balance Sheets in the "Accrued interest receivable and other assets" line item. A summary of wealth management and trust fees by instrument type for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Wealth management and trust fees by type:
Wealth management fees	$20	$—	$40	$—
Trust fees	2	—	4	—
Total wealth management and trust fees	$22	$—	$44	$—
Foreign exchange fees
Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients, primarily from spot contracts. Foreign exchange spot contracts recognized upon the completion of a single performance obligation are recognized within the scope of ASC 606.
Foreign exchange contracts and option premium fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of foreign exchange fee income by instrument type for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Foreign exchange fees by instrument type:
Foreign exchange contract commissions	$69	$66	$141	$123
Option premium fees	—	1	1	1
Total foreign exchange fees	$69	$67	$142	$124
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
Annual card service fees are recognized on a straight-line basis over a 12-month period and continue to be accounted for under ASC 310 - Receivables.
A summary of credit card fees by instrument type for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Credit card fees by instrument type:
Card interchange fees, net	$32	$26	$62	$49
Merchant service fees	6	4	11	8
Card service fees	2	1	4	2
Total credit card fees	$40	$31	$77	$59
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

Lending related fees
Unused commitment fees, minimum finance fees and unused line fees are recognized as earned on a monthly basis. Fees that qualify for syndication treatment are recognized at the completion of the syndicated loan deal for which the fees were received. Lending related fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our lending-related activities. A summary of lending related fees by instrument type for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Lending related fees by instrument type:
Unused commitment fees	$20	$15	$35	$28
Other	6	3	10	6
Total lending related fees	$26	$18	$45	$34
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
A summary of investment banking revenue by instrument type for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Investment banking revenue:
Underwriting fees	$41	$84	$73	$209
Advisory fees	69	9	123	13
Private placements and other	15	10	22	23
Total investment banking revenue	$125	$103	$218	$245
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
Other service revenue primarily consists of gains or losses from changes in fair value of total return swaps, dividend income on FHLB/FRB stock, correspondent bank rebate income, incentive fees, or performance fees related to carried interest and other fee income. We recognize revenue when our performance obligations are met and record revenues on a daily/monthly, quarterly, semi-annual or annual basis. For event driven revenue sources, we recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) we have performed the service, provided we have no other remaining obligations to the customer, (iii) the fee is fixed or determinable and (iv) collectability is probable.
A summary of other noninterest income by instrument type for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Other noninterest income by instrument type:
Fund management fees	$14	$21	$27	$36
Net gains on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	1	6	1	5
Gains on total return swaps	35	—	27	—
Other service revenue	17	15	33	31
Total other noninterest income	$67	$42	$88	$72

(1)Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.
Disaggregation of revenue from contracts with customers
The following tables present our revenues from contracts with customers disaggregated by revenue source and segment for the three and six months ended June 30, 2022 and 2021:

Three months ended June 30, 2022	Silicon Valley Bank (3)	SVB Private	SVB Capital (3)	SVB Securities (3)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$82	$—	$—	$—	$1	$83
Wealth management and trust fees	—	22	—	—	—	22
Card interchange fees, gross	60	—	—	—	1	61
Merchant service fees	6	—	—	—	—	6
Deposit service charges	31	—	—	—	1	32
Investment banking revenue	—	—	—	125	—	125
Commissions	—	—	—	24	—	24
Fund management fees	—	—	12	2	—	14
Other (1)	1	—	—	—	—	1
Total revenue from contracts with customers	$180	$22	$12	$151	$3	$368
Revenues outside the scope of ASC 606 (2)	81	2	(101)	(20)	32	(6)
Total noninterest income	$261	$24	$(89)	$131	$35	$362

(1)Includes certain spot contract commissions, performance fees and correspondent bank rebates.

(2)Amounts are accounted for under separate guidance than ASC 606.
(3)Silicon Valley Bank’s, SVB Capital’s and SVB Securities' components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Three months ended June 30, 2021	Silicon Valley Bank (3)	SVB Private	SVB Capital (3)	SVB Securities (3)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$14	$1	$—	$—	$—	$15
Card interchange fees, gross	47	1	—	—	1	49
Merchant service fees	4	—	—	—	—	4
Deposit service charges	27	—	—	—	1	28
Investment banking revenue	—	—	—	103	—	103
Commissions	—	—	—	17	—	17
Fund management fees	—	—	20	1	—	21
Other (1)	61	—	8	—	—	69
Total revenue from contracts with customers	$153	$2	$28	$121	$2	$306
Revenues outside the scope of ASC 606 (2)	20	—	147	28	260	455
Total noninterest income	$173	$2	$175	$149	$262	$761

(1)Includes certain spot contract commissions, performance fees and correspondent bank rebates.
(2)Amounts are accounted for under separate guidance than ASC 606.
(3)Silicon Valley Bank’s, SVB Capital’s and SVB Securities' components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Six months ended June 30, 2022	Silicon Valley Bank (3)	SVB Private	SVB Capital (3)	SVB Securities (3)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$117	$—	$—	$—	$1	$118
Wealth management and trust fees	—	44	—	—	—	44
Card interchange fees, gross	116	—	—	—	2	118
Merchant service fees	11	—	—	—	—	11
Deposit service charges	60	1	—	—	1	62
Investment banking revenue	—	—	—	218	—	218
Commissions	—	—	—	49	—	49
Fund management fees	—	—	24	3	—	27
Other (1)	68	1	4	—	—	73
Total revenue from contracts with customers	$372	$46	$28	$270	$4	$720
Revenues outside the scope of ASC 606 (2)	101	3	(52)	(18)	125	159
Total noninterest income	$473	$49	$(24)	$252	$129	$879

(1)Includes certain spot contract commissions, performance fees and correspondent bank rebates.
(2)Amounts are accounted for under separate guidance than ASC 606.
(3)Silicon Valley Bank’s, SVB Capital’s and SVB Securities' components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Six months ended June 30, 2021	Silicon Valley Bank (3)	SVB Private	SVB Capital (3)	SVB Securities (3)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$33	$2	$—	$—	$—	$35
Card interchange fees, gross	88	1	—	—	1	90
Merchant service fees	8	—	—	—	—	8
Deposit service charges	52	—	—	—	1	53
Investment banking revenue	—	—	—	245	—	245
Commissions	—	—	—	41	—	41
Fund management fees	—	—	33	3	—	36
Other (1)	117	—	8	—	—	125
Total revenue from contracts with customers	$298	$3	$41	$289	$2	$633
Revenues outside the scope of ASC 606 (2)	34	—	203	30	605	872
Total noninterest income	$332	$3	$244	$319	$607	$1,505

(1)Includes certain spot contract commissions, performance fees and correspondent bank rebates.
(2)Amounts are accounted for under separate guidance than ASC 606.
(3)Silicon Valley Bank’s, SVB Capital’s and SVB Securities' components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, and unearned revenue when revenue is recognized subsequent to receipt of consideration. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. During the three and six months ended June 30, 2022 and 2021, changes in our contract assets, contract liabilities and receivables were not material. Additionally, revenues recognized during the three and six months ended June 30, 2022 and 2020 that were included in the corresponding contract liability balance at the beginning of the periods were not material.
10.    Segment Reporting
We have four reportable segments for management reporting purposes: Silicon Valley Bank, SVB Private, SVB Capital and SVB Securities. The results of our reportable and operating segments are based on our internal management reporting process.
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. During the quarter ended March 31, 2022, we reevaluated our segments. Based on this reevaluation, the Premium Wine reporting division was moved from Silicon Valley Bank to the SVB Private segment. These changes were made to reflect the manner in which the Company is organized for purposes of making operating decisions and assessing performance. For the three and six months ended June 30, 2021, prior period balances for our Premium Wine reporting division previously reported in "Silicon Valley Bank" have been recasted to the reportable segment “SVB Private” to properly reflect organizational changes effective January 1, 2022. The reclassification of historical segment information has no effect on the Company's previously reported consolidated balance sheets, statements of income, or cash flows and the change did not have any impact on the determination of the reporting units used to assess impairment under ASC 350, Intangibles - Goodwill and Other.
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
For reporting purposes, SVB Financial Group has four operating segments for which we report our financial information:
•Silicon Valley Bank is our commercial bank which offers products and services provided by the Bank and its subsidiaries to commercial clients in key innovation markets. The Bank provides solutions to the financial needs of commercial clients through credit, treasury management, foreign exchange, trade finance, and other services. In addition, the Bank and its subsidiaries offer a variety of investment services and solutions to its clients that enable them to effectively manage their assets. Our commercial bank consists of services provided to clients in the Tech and Healthcare industries, as well as private equity and venture capital firms, and includes clients from international operations in EMEA, Asia and Canada.
•SVB Private is our private bank and wealth management segment of the Bank. SVB Private provides a range of personal financial solutions for consumers. Our clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support as well as high net worth clients acquired from Boston Private and our premium wine clients. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted and private stock loans, capital call lines of credit, other secured and unsecured lending products and vineyard development loans, as well as planning-based financial strategies, wealth management, family office, financial planning, tax planning and trust services. In addition, we provide real estate secured loans to eligible employees through our EHOP.
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

The following table presents a summary of financial results of our reportable segments along with a reconciliation to our consolidated interim results. Our reportable segment information for the three and six months ended June 30, 2022 and 2021 is as follows:

(Dollars in millions)	Silicon Valley Bank (1)	SVB Private	SVB Capital (1)	SVB Securities (1)	Other Items (2)	Total
Three months ended June 30, 2022
Net interest income	$979	$102	$—	$—	$86	$1,167
(Provision for) reduction of credit losses	(136)	(10)	—	—	(50)	(196)
Noninterest income	261	24	(89)	131	35	362
Noninterest expense (3)	(370)	(87)	(17)	(141)	(233)	(848)
Income (loss) before income tax expense (4)	$734	$29	$(106)	$(10)	$(162)	$485
Total average loans, amortized cost	$54,121	$14,644	$—	$—	$498	$69,263
Total average assets (5) (6)	181,087	16,335	941	846	18,789	217,998
Total average deposits	178,293	13,151	—	—	623	192,067
Three months ended June 30, 2021
Net interest income (7)	$707	$37	$—	$—	$(16)	$728
Provision for credit losses	(11)	(5)	—	—	(19)	(35)
Noninterest income	173	2	175	149	262	761
Noninterest expense (3) (7)	(304)	(18)	(18)	(98)	(215)	(653)
Income before income tax expense (4) (7)	$565	$16	$157	$51	$12	$801
Total average loans, amortized cost (7)	$41,689	$6,192	$—	$—	$1,931	$49,812
Total average assets (5) (6) (7)	130,844	6,240	613	729	12,291	150,717
Total average deposits (7)	128,652	4,243	—	—	865	133,760
Six months ended June 30, 2022
Net interest income	$1,886	$184	$—	$—	$179	$2,249
Provision for credit losses	(142)	(12)	—	—	(53)	(207)
Noninterest income (losses)	473	49	(24)	252	129	879
Noninterest expense (3)	(767)	(181)	(36)	(275)	(462)	(1,721)
Income before income tax expense (4)	$1,450	$40	$(60)	$(23)	$(207)	$1,200
Total average loans, amortized cost	$53,183	$14,472	$—	$—	$517	$68,172
Total average assets (5) (6)	179,524	16,163	917	919	19,515	217,038
Total average deposits	176,866	13,780	—	—	750	191,396
Six months ended June 30, 2021
Net interest income (7)	$1,318	$72	$—	$—	$(2)	$1,388
(Provision for) reduction of credit losses	(56)	4	—	—	(2)	(54)
Noninterest income	332	3	244	319	607	1,505
Noninterest expense (3) (7)	(580)	(33)	(34)	(235)	(407)	(1,289)
Income before income tax expense (4) (7)	$1,014	$46	$210	$84	$196	1,550
Total average loans, amortized cost (7)	$39,964	$6,118	$—	$—	$1,974	$48,056
Total average assets (5) (6) (7)	119,415	6,169	595	748	10,910	137,837
Total average deposits (7)	117,396	3,895	—	—	957	122,248

(1)Silicon Valley Bank’s, SVB Capital’s and SVB Securities' components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within “Other Items."
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
(3)The Silicon Valley Bank segment includes direct depreciation and amortization of $12 million and $8 million for the three months ended June 30, 2022 and 2021, respectively and $21 million and $14 million for the six months ended June 30, 2022 and 2021, respectively.
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
(6)Included in the total average assets for SVB Securities is goodwill of $174 million and for Private Bank is goodwill of $201 million for the three and six months ended June 30, 2022 and included in the total average assets for SVB Securities is goodwill of $138 million for the three and six months ended June 30, 2021.
(7)For the three and six months ended June 30, 2021, prior period balances for our Premium Wine reporting division previously reported in "Silicon Valley Bank" have been allocated to the reportable segment “SVB Private” to properly reflect organizational changes effective January 1, 2022. The reallocation had no impact on the "Total" amount.

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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at June 30, 2022 and December 31, 2021:

(Dollars in millions)	June 30, 2022	December 31, 2021
Loan commitments (1)	$46,627	$40,327
Standby letters of credit (2)	3,845	3,612
Commercial letters of credit (3)	105	77
Total unfunded credit commitments	$50,577	$44,016
Allowance for unfunded credit commitments (4)	224	171

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
Standby Letters of Credit
The table below summarizes our standby letters of credit at June 30, 2022. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in millions)	Expires in One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$3,671	$92	$3,763	$3,763
Performance standby letters of credit	76	6	82	82
Total	$3,747	$98	$3,845	$3,845
Deferred fees related to financial and performance standby letters of credit were $20 million at both June 30, 2022 and December 31, 2021.

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which generally make investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at June 30, 2022:

(Dollars in millions)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Redwood Evergreen Fund, LP	$250	$150	100.0%
CP II, LP (1)	1	—	5.1
Capital Preferred Return Fund, LP	13	—	20.0
Growth Partners, LP	25	1	33.0
Strategic Investors Fund, LP	15	1	12.6
Strategic Investors Fund II, LP	15	1	8.6
Strategic Investors Fund III, LP	15	1	5.9
Strategic Investors Fund IV, LP	12	2	5.0
Strategic Investors Fund V funds	1	—	Various
Other venture capital and private equity fund investments (equity method accounting)	17	5	Various
Debt funds (equity method accounting)	59	—	Various
Other fund investments (2)	248	11	Various
Total	$671	$172

(1)Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in Strategic Investors Fund II, LP.
(2)Represents commitments to 148 funds (primarily venture capital funds) where our ownership interest is generally less than 5.0 percent of the voting interests of each such fund.
At June 30, 2022 we had $3 million of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests).
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
At June 30, 2022, our unrecognized tax benefit was $38 million, the recognition of which would reduce our income tax expense by $30 million. We are unable to estimate the unrecognized tax benefit that will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three and six months ended June 30, 2022.
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

Level 1
Fair value measurements based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment. Assets utilizing Level 1 inputs include U.S. Treasury securities, foreign government debt securities, exchange-traded equity securities, certain marketable securities accounted for under fair value accounting and assets and liabilities related to the deferred compensation plan assumed during the merger with Boston Private.
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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022:

(Dollars in millions)	Level 1	Level 2	Level 3	Balance at June 30, 2022
Assets:
AFS securities:
U.S. Treasury securities	$16,392	$—	$—	$16,392
U.S. agency debentures	—	122	—	122
Foreign government debt securities	40	—	—	40
Residential MBS:
Agency-issued MBS	—	7,340	—	7,340
Agency-issued CMO—fixed rate	—	790	—	790
Agency-issued CMBS	—	1,539	—	1,539
Total AFS securities	16,432	9,791	—	26,223
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	346
Other equity securities in public companies	29	3	—	32
Total non-marketable and other equity securities (fair value accounting)	29	3	—	378
Other assets:
Foreign exchange contracts	—	280	—	280
Total return swaps	—	27	—	27
Equity warrant assets	—	4	318	322
Contingent conversion rights	—	—	6	6
Client interest rate derivatives	—	70	—	70
Other assets	4	—	—	4
Total assets	$16,465	$10,175	$324	$27,310
Liabilities:
Foreign exchange contracts	$—	$271	$—	$271
Client interest rate derivatives	—	153	—	153
Other liabilities	4	—	—	4
Total liabilities	$4	$424	$—	$428

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021:

(Dollars in millions)	Level 1	Level 2	Level 3	Balance at December 31, 2021
Assets:
AFS securities:
U.S. Treasury securities	$15,850	$—	$—	$15,850
U.S. agency debentures	—	196	—	196
Foreign government debt securities	61	—	—	61
Residential MBS:
Agency-issued MBS	—	8,589	—	8,589
Agency-issued CMO—fixed rate	—	982	—	982
Agency-issued CMBS	—	1,543	—	1,543
Total AFS securities	15,911	11,310	—	27,221
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	338
Other equity securities in public companies	43	74	—	117
Total non-marketable and other equity securities (fair value accounting)	43	74	—	455
Other assets:
Foreign exchange contracts	—	171	—	171
Equity warrant assets	—	8	269	277
Interest rate swaps	—	18	—	18
Client interest rate derivatives	—	99	—	99
Other assets	8	—	—	8
Total assets	$15,962	$11,680	$269	$28,249
Liabilities:
Foreign exchange contracts	$—	$137	$—	$137
Client interest rate derivatives	—	101	—	101
Other liabilities	8	—	—	8
Total liabilities	$8	$238	$—	$246
The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2022 and 2021:

(Dollars in millions)	Beginning Balance	Total Net Gains Included in Net Income	Sales/Exits	Issuances	Transfers Out of Level 3	Ending Balance
Three months ended June 30, 2022
Equity warrant assets (1)	$315	$20	$(23)	$6	$—	$318
Contingent conversion rights (2)	7	(1)	—	—	—	6
Three months ended June 30, 2021
Equity warrant assets (1)	233	121	(104)	7	—	257
Six months ended June 30, 2022
Equity warrant assets (1)	269	85	(46)	12	(2)	318
Contingent conversion rights (2)	—	(1)	—	7	—	6
Six months ended June 30, 2021
Equity warrant assets (1)	192	341	(285)	13	(4)	257

(1)Realized and unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net," a component of noninterest income.
(2)Unrealized gains and losses are recorded in the line item "Other noninterest income," a component of noninterest income.

The following table presents the amount of net unrealized gains and losses included in earnings attributable to Level 3 assets still held at June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Other assets:
Equity warrant assets (1)	$4	$31	$58	$92
Contingent conversion rights (2)	(1)	—	(1)	—
Total unrealized gains, net	$3	$31	$57	$92

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
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at June 30, 2022 and December 31, 2021. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in millions)	Fair value	Valuation Technique	Significant Unobservable Inputs	Input Range	Weighted Average
June 30, 2022:
Equity warrant assets (private portfolio)	318	Black-Scholes option pricing model	Volatility	24.0 - 52.3	42.7
			Risk-Free interest rate	1.7 - 3.0	2.8
			Marketability discount (2)	18.2	18.2
			Remaining life assumption (3)	40.0	40.0
Contingent conversion rights (private portfolio)	6	Private company equity pricing	(4)	(4)	(4)

December 31, 2021:
Equity warrant assets (public portfolio)	2	Black-Scholes option pricing model	Volatility	27.8% - 55.0%	43.7%
			Risk-Free interest rate	0.6- 1.5	1.1
			Sales restrictions discount (1)	10.0 - 20.0	10.7
Equity warrant assets (private portfolio)	267	Black-Scholes option pricing model	Volatility	24.7 - 55.0	43.0
			Risk-Free interest rate	0.06 - 1.40	0.8
			Marketability discount (2)	20.1	20.1
			Remaining life assumption (3)	40.0	40.0

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
(3)We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on terminations and exercises. At June 30, 2022, the weighted average contractual remaining term was 6.3 years, compared to our estimated remaining life of 2.5 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.
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

For the three and six months ended June 30, 2022 and 2021, we did not have any transfers between Level 3 and Level 1. All transfers from Level 3 to Level 2 for the three and six months ended June 30, 2022 and 2021 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above).

Financial Instruments not Carried at Fair Value
FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at June 30, 2022 and December 31, 2021:

		Estimated Fair Value
(Dollars in millions)	Carrying Amount	Total	Level 1	Level 2	Level 3
June 30, 2022:
Financial assets:
Cash and cash equivalents	$15,398	$15,398	$15,398	$—	$—
HTM securities	95,814	84,579	—	84,579	—
Non-marketable securities not measured at net asset value	443	443	—	—	443
Non-marketable securities measured at net asset value	690	690	—	—	—
Net loans	70,410	71,885	—	—	71,885
FHLB and Federal Reserve Bank stock	373	373	—	—	373
Financial liabilities:
Short-term borrowings	3,703	3,703	—	3,703	—
Non-maturity deposits (1)	185,227	185,227	185,227	—	—
Time deposits	2,718	2,469	—	2,469	—
3.50% Senior Notes	349	343	—	343	—
3.125% Senior Notes	496	432	—	432	—
1.800% Senior Notes due 2031	495	386	—	386	—
2.100% Senior Notes due 2028	496	426	—	426	—
1.800% Senior Notes due 2026	645	580	—	580	—
4.345% Senior Notes due 2028	348	340	—	340	—
4.570% Senior Notes due 2033	447	422	—	422	—
Junior subordinated debentures	91	85	—	85	—
Off-balance sheet financial assets:
Commitments to extend credit	—	47	—	—	47
December 31, 2021:
Financial assets:
Cash and cash equivalents	$14,619	$14,619	$14,619	$—	$—
HTM securities	98,195	97,227	—	97,227	—
Non-marketable securities not measured at net asset value	424	424	—	—	424
Non-marketable securities measured at net asset value	710	710	—	—	—
Net loans	65,854	67,335	—	—	67,335
FHLB and Federal Reserve Bank stock	107	107	—	—	107
Financial liabilities:
Short-term borrowings	121	121	—	121	—
Non-maturity deposits (1)	187,464	187,464	187,464	—	—
Time deposits	1,739	1,728	—	1,728	—
3.50% Senior Notes	349	370	—	370	—
3.125% Senior Notes	496	526	—	526	—
1.800% Senior Notes due 2031	494	474	—	474	—
2.100% Senior Notes due 2028	496	501	—	501	—
1.800% Senior Notes due 2026	645	649	—	649	—
Junior subordinated debentures	90	92	—	92	—
Off-balance sheet financial assets:
Commitments to extend credit	—	47	—	—	47

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of June 30, 2022:

(Dollars in millions)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$346	$346	$13
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	663	663	10
Debt funds (2)	5	5	—
Other investments (2)	22	22	1
Total	$1,036	$1,036	$24

(1)Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds (consolidated VIEs) and investments in venture capital and private equity fund investments (unconsolidated VIEs). Collectively, these investments in venture capital and private equity funds are primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $82 million and $2 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.
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
16.    Subsequent Events
During July 2022, we terminated all of our last of layer AFS fair value hedges to reduce asset sensitivity. This termination resulted in a $313 million gain which will be amortized into interest income over the life of the underlying hedged securities, which is approximately 7 years.

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
•Forecasts of general or overall market and macroeconomic conditions, including inflation and any U.S. or global recession;
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
You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “assume,” “seek,” “expect,” “plan,” “intend,” and the negative of such words, or comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we have based these expectations on our current beliefs as well as our assumptions, and such expectations may not prove to be correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside our control. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements. Important factors that could cause our actual results and financial condition to differ from the expectations stated in the forward-looking statements include, among others:
•market and economic conditions (including elevated inflation levels, sustained interest rate increases, the general condition of the capital and equity markets, private equity and venture capital investment, IPO, secondary offering, SPAC fundraising, M&A and other financing activity levels) and the associated impact on us (including effects on client demand for our commercial and investment banking and other financial services, as well as on the valuations of our investments);
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
Management’s Overview of Second Quarter 2022 Performance
In the second quarter, continued public market volatility slowed public and private fundraising activity, pressuring balance sheet growth and valuations of our warrant and non-marketable and other equity securities positions. Although net charge-offs and nonperforming loans overall remained low, we proactively raised reserves in anticipation of shifting macroeconomic conditions.Despite these headwinds, many parts of our core business performed well. Loan growth and pipelines were healthy; net interest income and client investment funds benefited from higher interest rates; SVB Securities revenue was robust; and client acquisition remained near historic highs. While we have adjusted some of our near-term expectations due to current market conditions, we remain confident in our strategy and the growth opportunity of the innovation economy over the long-term.
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
A summary of our performance for the three months ended June 30, 2022 (compared to the three months ended June 30, 2021, where applicable) is as follows:

BALANCE SHEET	EARNINGS
Assets. $218.0 billion in average total assets (up 44.6%). $214.4 billion in period-end total assets (up 31.2%).
Loans. $69.3 billion in average total loan balances (up 39.0%). $71.0 billion in period-end total loan balances (up 39.8%).
Total Client Funds. (on-balance sheet deposits and off-balance sheet client investment funds). $386.7 billion in average total client fund balances (up 25.5%). $379.2 billion in period-end total client fund balances (up 15.3%).
AFS/HTM Fixed Income Investments. $126.7 billion in average fixed income investment securities (up 75.2%). $122.0 billion in period-end fixed income investment securities (up 45.5%).

EPS. Earnings per diluted share of $5.60 (down 38.4%).
Net Income. Consolidated net income available to common stockholders of $333 million (down 33.7%).
-Net interest income of $1.2 billion (up 60.3%).
-Net interest margin of 2.24% (up 18 bps).
-Noninterest income of $362 million (down 52.4%), non-GAAP core fee income+ of $286 million (up 66.3%) and non-GAAP SVB Securities revenue++ of $149 million (up 24.2%).
-Noninterest expense of $848 million (up 29.9%).

Return on Average Equity. Return on average equity (annualized) performance of 10.87%.
Operating Efficiency Ratio. Operating efficiency ratio of 55.46%.

CAPITAL	CREDIT QUALITY
Capital+++. Active capital management, with all capital ratios considered “well-capitalized” under banking regulations. SVB Financial and Bank capital ratios, respectively, were:
-CET1 risk-based capital ratio of 11.98% and 15.39%.
-Tier 1 risk-based capital ratio of 15.57% and 15.39%.
-Total risk-based capital ratio of 16.22% and 16.05%.
-Tier 1 leverage ratio of 7.73% and 7.55%.

Credit Quality. Reserve build due to uncertain market environment; net loan charge-offs and nonperforming loans remained low.
-ACL for loans of 0.77% as a percentage of period-end total loans.
-Provision for loans was 0.83% as a percentage of period-end total loans (annualized).
-Net loan charge-offs of 0.12% as a percentage of average total loans (annualized).

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

A summary of our performance for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,				Six months ended June 30,
(Dollars in millions, except per share data, employees and ratios)	2022	2021	% Change		2022	2021	% Change
Income Statement:
Diluted EPS	$5.60	$9.09	(38.4)%		$13.52	$19.10	(29.2)%
Net income available to common stockholders	333	502	(33.7)		805	1,034	(22.1)
Net interest income	1,167	728	60.3		2,249	1,388	62.0
Net interest margin	2.24%	2.06%	18	bps	2.19%	2.16%	3	bps
Provision for credit losses (1)	196	35	460.0%		207	54	283.3%
Noninterest income	362	761	(52.4)		879	1,505	(41.6)
Noninterest expense	848	653	29.9		1,721	1,289	33.5
Non-GAAP core fee income (2)	286	172	66.3		516	331	55.9
Non-GAAP core fee income, plus SVB Securities revenue (2)	435	292	49.0		783	617	26.9
Balance Sheet:
Average AFS securities	$29,922	$24,358	22.8%		$28,442	$26,292	8.2%
Average HTM securities	96,732	47,914	101.9		97,698	36,667	166.4
Average loans, amortized cost	69,263	49,812	39.0		68,172	48,056	41.9
Average noninterest-bearing demand deposits	120,679	91,530	31.8		123,110	82,432	49.3
Average interest-bearing deposits	71,388	42,230	69.0		68,286	39,816	71.5
Average total deposits	192,067	133,760	43.6		191,396	122,248	56.6
Earnings Ratios:
Return on average assets (annualized) (3)	0.61%	1.34%	(54.5)%		0.75%	1.51%	(50.3)%
Return on average SVBFG stockholders’ equity (annualized) (4)	10.87	21.69	(49.9)		13.08	24.14	(45.8)
Asset Quality Ratios:
ACL for loans as a % of total period-end loans	0.77%	0.78%	(1)	bps	0.77%	0.78%	(1)	bps
ACL for performing loans as a % of total performing loans	0.72	0.71	1		0.72	0.71	1
Gross loan charge-offs as a % of average total loans (annualized) (1)	0.13	0.12	1		0.12	0.46	(34)
Net loan charge-offs as a % of average total loans (annualized) (1)	0.12	0.10	2		0.08	0.43	(35)
Capital Ratios:
SVBFG CET1 risk-based capital ratio	11.98%	11.93%	5	bps	11.98%	11.93%	5	bps
SVBFG tier 1 risk-based capital ratio	15.57	14.95	62		15.57	14.95	62
SVBFG total risk-based capital ratio	16.22	15.53	69		16.22	15.53	69
SVBFG tier 1 leverage ratio	7.73	7.77	(4)		7.73	7.77	(4)
SVBFG tangible common equity to tangible assets (5)	5.50	5.76	(26)		5.50	5.76	(26)
SVBFG tangible common equity to risk-weighted assets (5)	10.84	12.02	(118)		10.84	12.02	(118)
Bank CET1 risk-based capital ratio	15.39	13.66	173		15.39	13.66	173
Bank tier 1 risk-based capital ratio	15.39	13.66	173		15.39	13.66	173
Bank total risk-based capital ratio	16.05	14.26	179		16.05	14.26	179
Bank tier 1 leverage ratio	7.55	6.96	59		7.55	6.96	59
Bank tangible common equity to tangible assets (5)	7.15	6.47	68		7.15	6.47	68
Bank tangible common equity to risk-weighted assets (5)	14.23	13.76	47		14.23	13.76	47
Other Ratios:
Operating efficiency ratio (6)	55.46%	43.85%	26.5%		55.02%	44.56%	23.5%
Total costs of deposits (annualized) (7)	0.16	0.04	300.0		0.10	0.04	150.0
Book value per common share (8)	$207.71	$176.10	18.0		$207.71	$176.10	18.0
Tangible book value per common share (9)	199.27	172.44	15.6		199.27	172.44	15.6
Other Statistics:
Average full-time equivalent employees	7,528	4,808	56.6%		7,251	4,705	54.1%
Period-end full-time equivalent employees	7,743	4,932	57.0		7,743	4,932	57.0

(1)This metric for the six months ended June 30, 2021 includes the impact of an $80 million charge-off related to fraudulent activity discussed in previous filings.
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
There have been no significant changes during the six months ended June 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2021 Form 10-K.
Recent Accounting Pronouncements
In March 2022, the FASB issued Accounting Standard Update No. 2022-01, Derivatives and Hedging (Topic 815), which allows multiple hedged layers to be designated in a single closed portfolio of financial assets. As a result, an entity can achieve hedge accounting for hedges of a greater proportion of the interest rate risk inherent in the assets included in the closed portfolio, further aligning hedge accounting with our risk management strategies. The update allows for a one-time transfer of certain debt securities from HTM to AFS upon adoption. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We do not expect the adoption of the update to have a material impact on on our consolidated financial statements and related disclosures.
In March 2022, the FASB issued Accounting Standard Update No. 2022-02, Financial Instruments — Credit Losses (Topic 326), which eliminates the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. The update also requires disclosure of current-period gross write-offs by year of origination for financing receivables. The update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We do not expect the adoption of the update to have a material impact on on our consolidated financial statements and related disclosures.
In June 2022, the FASB issued Accounting Standard Update No. 2022-03, Fair Value Measurement (Topic 820), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. SVB currently applies a discount on securities covered by contractual restrictions, and these discounts will be removed upon adoption. We do not expect the adoption of the update to have a material impact on our consolidated financial statements and related disclosures.
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

	2022 Compared to 2021			2022 Compared to 2021
	Three months ended June 30, increase (decrease) due to change in			Six months ended June 30, increase (decrease) due to change in
(Dollars in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(10)	$29	$19	$(10)	$32	$22
Fixed income investment portfolio (taxable)	256	55	311	541	57	598
Fixed income investment portfolio (non-taxable)	16	(2)	14	36	(4)	32
Loans, amortized cost	154	28	182	309	12	321
Increase in interest income, net	416	110	526	876	97	973
Interest expense:
Interest bearing checking and savings accounts	18	5	23	15	8	23
Money market deposits	16	19	35	25	20	45
Money market deposits in foreign offices	1	—	1	—	1	1
Time deposits	5	1	6	7	1	8
Total increase in deposits expense	40	25	65	47	30	77
Short-term borrowings	8	—	8	9	—	9
Long term debt	10	1	11	20	(1)	19
Total increase (decrease) in borrowings expense	18	1	19	29	(1)	28
Increase in interest expense, net	58	26	84	76	29	105
Increase in net interest income	$358	$84	$442	$800	$68	$868
Net Interest Income (Fully Taxable Equivalent Basis)
NII increased by $442 million to $1.2 billion for the three months ended June 30, 2022, compared to $735 million for the comparable 2021 period. Overall, our NII increased primarily from increases in average balances of our fixed income investment securities and loans as well as higher yields. The increase in NII was partially offset by increases in average balances of interest-bearing deposits as well as higher yields on deposits. Upon the completion of the Boston Private acquisition in July 2021, a $104 million fair market value adjustment was made on the acquired loans that will be amortized into loan interest income over the contractual terms of the underlying loans using the constant effective yield method. The adjustment will be approximately 90 percent amortized by the end of fiscal year 2023. For the three and six months ended June 30, 2022, respectively, $11 million and $25 million of this premium amortization partially offset the overall increase in NII.
The main factors affecting interest income and interest expense for the three months ended June 30, 2022, compared to the comparable 2021 period are discussed below:
•Interest income for the three months ended June 30, 2022 increased by $526 million due primarily to:
◦A $325 million increase in interest income from our fixed income investment securities due primarily to an increase of $54.4 billion in average fixed income investment securities and an increase in yields earned on these investments reflective of the higher rate environment in 2022 and lower premium amortization as a result of higher rates reducing estimated prepayment speeds, and
◦A $182 million increase in interest income on loans due primarily to an increase in average loan balances of $19.5 billion as well as higher loan interest yields driven by the increase in market rates, partially decreased by lower loan fee yields due to purchase accounting adjustments from the acquisition of Boston Private as mentioned above as well as a reduction of PPP loan fees in 2022 as compared to 2021.
•Interest expense for the three months ended June 30, 2022 increased by $84 million due primarily to:
◦A $65 million increase in interest expense on deposits due primarily to an increase in average interest-bearing deposit balances as well as by an increase in interest expense paid on our interest-bearing deposits driven by higher market rates, and
◦A $19 million increase in interest expense on borrowings due primarily to interest expense on our 1.800% Senior Notes due 2026, issued in October 2021 and our 4.345% and 4.570% Senior Fixed Rate/Floating Rate Notes issued in April 2022 as well as an increase in average short-term borrowings driven by the slow down in deposit growth.

Six months ended June 30, 2022 and 2021
•Interest income for the six months ended June 30, 2022 increased by $973 million due primarily to:
◦A $630 million increase in interest income from our fixed income investment securities due primarily to an increase of $63.2 billion in average fixed income investment securities and an increase in yields earned on these investments reflective of the higher rate environment in 2022 and lower premium amortization as a result of higher rates reducing estimated prepayment speeds, and
◦A $321 million increase in interest income on loans due primarily to an increase in average loan balances of $20.1 billion as well as higher loan interest yields driven by the increase in market rates, partially decreased by lower loan fee yields due to purchase accounting adjustments from the acquisition of Boston Private as mentioned above as well as a reduction of PPP loan fees in 2022 as compared to 2021.
•Interest expense for the six months ended June 30, 2022 increased by $105 million due primarily to:
◦A $77 million increase in interest expense on deposits due primarily to an increase in average interest-bearing deposit balances as well as by an increase in interest expense paid on our interest-bearing deposits driven by higher market rates, and
◦A $28 million increase in interest expense on borrowings due primarily to interest expense on our 2.1% Senior Notes issued in May 2021, our 1.800% Senior Notes due 2026, issued in October 2021 and our 4.345% and 4.570% Senior Fixed Rate/Floating Rate Notes issued in April 2022 as well as an increase in average short-term borrowings driven by the slow down in deposit growth.
Net Interest Margin (Fully Taxable Equivalent Basis)
Three months ended June 30, 2022 and 2021
•Our net interest margin increased by 18 bps to 2.24 percent for the three months ended June 30, 2022, compared to 2.06 percent for the comparable 2021 period. The higher margin for the three months ended June 30, 2022 was due primarily to improved yields reflective of a higher rate environment and the decrease in premium amortization mentioned above, partially offset by lower loan fee yields and the increase in interest-bearing deposit expense and borrowing costs mentioned above.
Six months ended June 30, 2022 and 2021
•Our net interest margin increased by 3 bps to 2.19 percent for the six months ended June 30, 2022, compared to 2.16 percent for the comparable 2021 period. The higher margin for the six months ended June 30, 2022 was due primarily to improved yields reflective of a higher rate environment and the decrease in premium amortization mentioned above, partially offset by lower loan fee yields and the increase in interest-bearing deposit expense and borrowing costs mentioned above.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests, preferred stock, and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2022 and 2021:

Average Balances, Rates and Yields for the Three Months Ended June 30, 2022 and 2021

	Three months ended June 30,
	2022			2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$14,799	$23	0.63%	$21,069	$4	0.08%
Investment securities: (2)
AFS securities:
Taxable	29,922	122	1.63	24,358	73	1.20
HTM securities:
Taxable	89,698	440	1.97	43,352	178	1.65
Non-taxable (3)	7,034	45	2.54	4,562	31	2.73
Total loans, amortized cost (4) (5)	69,263	654	3.78	49,812	472	3.80
Total interest-earning assets	210,716	1,284	2.44	143,153	758	2.12
Cash and due from banks	2,500			2,108
ACL	(442)			(411)
Other assets (6)	5,224			5,867
Total assets	$217,998			$150,717
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$11,928	$24	0.79%	$3,096	$1	0.11%
Money market deposits	54,525	45	0.33	36,452	10	0.11
Money market deposits in foreign offices	1,163	1	0.26	787	—	0.01
Time deposits	2,722	7	1.10	631	1	0.37
Sweep deposits in foreign offices	1,050	—	0.03	1,264	—	0.01
Total interest-bearing deposits	71,388	77	0.43	42,230	12	0.11
Short-term borrowings	3,607	8	0.85	39	—	0.19
Long-term debt	3,122	22	2.91	1,604	11	2.75
Total interest-bearing liabilities	78,117	107	0.55	43,873	23	0.21
Portion of noninterest-bearing funding sources	132,599			99,280
Total funding sources	210,716	107	0.20	143,153	23	0.06
Noninterest-bearing funding sources:
Demand deposits	120,679			91,530
Other liabilities	2,894			4,200
Preferred stock	3,646			1,610
SVBFG common stockholders’ equity	12,286			9,283
Noncontrolling interests	376			221
Portion used to fund interest-earning assets	(132,599)			(99,280)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$217,998			$150,717
Net interest income and margin		$1,177	2.24%		$735	2.06%
Total deposits	$192,067			$133,760
Average SVBFG common stockholders’ equity as a percentage of average assets			5.64%			6.16%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(10)			(7)
Net interest income, as reported		$1,167			$728

(1)Includes average interest-earning deposits in other financial institutions of $5.1 billion and $1.9 billion for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, balances also include $9.3 billion and $16.7 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.
(2)Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent for all periods presented.
(4)Nonaccrual loans are reflected in the average balances of loans.
(5)Interest income includes loan fees of $48 million and $68 million for the three months ended June 30, 2022 and 2021, respectively.
(6)Average investment securities of $1.0 billion and $3.4 billion for the three months ended June 30, 2022 and 2021, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other equity securities.

Average Balances, Rates and Yields for the Six months Ended June 30, 2022 and 2021

	Six months ended
	June 30, 2022			June 30, 2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$14,800	$29	0.40%	$19,635	$7	0.07%
Investment securities: (2)
AFS securities:
Taxable	28,442	208	1.48	26,292	197	1.51
HTM securities:
Taxable	90,722	865	1.92	32,531	278	1.72
Non-taxable (3)	6,976	89	2.56	4,136	57	2.78
Total loans, amortized cost (4) (5)	68,172	1,224	3.62	48,056	903	3.79
Total interest-earning assets	209,112	2,415	2.33	130,650	1,442	2.22
Cash and due from banks	2,985			1,823
ACL	(437)			(448)
Other assets (6)	5,378			5,812
Total assets	$217,038			$137,837
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$9,009	$25	0.55%	$3,377	$2	0.10%
Money market deposits	54,842	64	0.23	33,721	19	0.11
Money market deposits in foreign offices	971	1	0.17	830	—	0.04
Time deposits	2,421	9	0.79	644	1	0.35
Sweep deposits in foreign offices	1,043	—	0.02	1,244	—	0.02
Total interest-bearing deposits	68,286	99	0.29	39,816	22	0.11
Short-term borrowings	3,373	9	0.54	26	—	0.16
Long-term debt	2,847	39	2.75	1,384	20	2.91
Total interest-bearing liabilities	74,506	147	0.40	41,226	42	0.21
Portion of noninterest-bearing funding sources	134,606			89,424
Total funding sources	209,112	147	0.14	130,650	42	0.06
Noninterest-bearing funding sources:
Demand deposits	123,110			82,432
Other liabilities	2,996			4,111
Preferred stock	3,646			1,216
SVBFG common stockholders’ equity	12,408			8,636
Noncontrolling interests	372			216
Portion used to fund interest-earning assets	(134,606)			(89,424)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$217,038			$137,837
Net interest income and margin		$2,268	2.19%		$1,400	2.16%
Total deposits	$191,396			$122,248
Average SVBFG common stockholders’ equity as a percentage of average assets			5.72%			6.27%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(19)			(12)
Net interest income, as reported		$2,249			$1,388

(1)Includes average interest-earning deposits in other financial institutions of $5.2 billion and $1.8 billion for the six months ended June 30, 2022 and 2021, respectively. The balance also includes $9.3 billion and $15.8 billion deposited at the FRB, earning interest at the Federal Funds target rate for the six months ended June 30, 2022 and 2021, respectively.
(2)Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)Interest income on non-taxable AFS securities is presented on a fully taxable-equivalent basis using the federal statutory tax rate of 21.0 percent for all periods presented.
(4)Nonaccrual loans are reflected in the average balances of loans.
(5)Interest income includes loan fees of $99 million and $126 million for the six months ended June 30, 2022 and 2021, respectively.
(6)Average investment securities of $1.5 billion and $3.4 billion for the six months ended June 30, 2022 and 2021, respectively, were classified as other assets as they were noninterest-earning assets. These investments consisted primarily of non-marketable and other equity securities.

Provision for Credit Losses
The provision for credit losses is the combination of (i) the provision for loans, (ii) the provision for unfunded credit commitments and (iii) the provision for HTM securities. Our allowance for credit losses reflects our best estimate of probable credit losses that are inherent in the portfolios at the balance sheet date.
The following table summarizes our ACL for loans, unfunded credit commitments and HTM securities for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
ACL, beginning balance	$421	$392	$422	$448
Provision for loans (1)	146	16	154	50
Gross loan charge-offs (1)	(22)	(15)	(40)	(110)
Loan recoveries	2	3	12	8
Foreign currency translation adjustments	(2)	—	(3)	—
ACL, ending balance	$545	$396	$545	$396
ACL for unfunded credit commitments, beginning balance	175	105	171	121
Provision (reduction) for unfunded credit commitments	50	15	54	(1)
Foreign currency translation adjustments	(1)	—	(1)	—
ACL for unfunded credit commitments, ending balance (2)	$224	$120	$224	$120
ACL for HTM securities, beginning balance	6	1	7	—
(Reduction) provision for HTM securities	—	4	(1)	5
ACL for HTM securities, ending balance (3)	$6	$5	$6	$5
Ratios and other information:
Provision for loans as a percentage of period-end total loans (annualized) (1)	0.83%	0.13%	0.44%	0.20%
Gross loan charge-offs as a percentage of average total loans (annualized) (1)	0.13	0.12	0.12	0.46
Net loan charge-offs as a percentage of average total loans (annualized) (1)	0.12	0.10	0.08	0.43
ACL for loans as a percentage of period-end total loans	0.77	0.78	0.77	0.78
Provision for credit losses	$196	$35	$207	$54
Period-end total loans	70,955	50,754	70,955	50,754
Average total loans	69,263	49,812	68,172	48,056
Allowance for loan losses for nonaccrual loans	36	38	36	38
Nonaccrual loans	93	79	93	79

(1)Metrics for the six months ended June 30, 2021 includes the impact of an $80 million charge-off related to fraudulent activity as disclosed in previous filings.
(2)The “ACL for unfunded credit commitments” is included as a component of “Other liabilities” on our consolidated balance sheets.
(3)The "ACL for HTM securities" is included as a component of "HTM securities" and presented net in our consolidated financial statements.
Provision for Loans
We had a provision for credit losses for loans of $146 million and $154 million for the three and six months ended June 30, 2022, respectively, compared to a provision of $16 million and $50 million for the three and six months ended June 30, 2021, respectively. The provision for loans of $146 million for the three months ended June 30, 2022 was driven primarily by a deterioration in projected economic conditions. We assigned a higher weighting to our downturn outlook scenario to reflect our best estimate of those forecasts. The increased weighting applied to the downturn scenario accounted for $60 million of the provision, with an additional $29 million due primarily to higher risk ratings and increased weighted average loan lives. The provision also includes $18 million for loan growth, an additional $16 million in reserves for nonaccrual loans, and $20 million for charge-offs not previously reserved for.
The provision for loans of $16 million for the three months ended June 30, 2021 was driven primarily by a $15 million provision for growth in our performing loans portfolio, as well as $4 million for charge-offs not specifically reserved for at March 31, 2021, and $7 million for new nonperforming loans. These provisions were partially offset by $3 million of recoveries and a $7 million reduction in performing reserves as a result of the improvement of economic scenarios in our forecast models.
The provision for credit losses for loans of $154 million for the six months ended June 30, 2022, was also driven primarily by the deterioration in forecasted conditions at period end, as it includes the $60 million from increasing the weighting of our downturn scenario and the $29 million from higher risk ratings and increased weighted average loan lives mentioned above. The provision also includes $36 million for charge-offs not previously reserved for and $33 million for loan growth. Recoveries partially offset these amounts by $13 million.

The provision for credit losses for loans of $50 million for the six months ended June 30, 2021, was driven primarily by a $33 million increase for growth in our performing loan portfolio and $90 million of charge-offs not specifically reserved for at December 31, 2020, of which $80 million was related to a single instance of potentially fraudulent activity as disclosed in previous filings. These increases in the provision were partially offset by $8 million of recoveries and a $68 million reduction in performing reserves as a result of the improvement of economic scenarios in our forecast models.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $50 million and $54 million for the three and six months ended June 30, 2022, respectively, compared to a provision of $15 million and a reduction in provision of $1 million for the three and six months ended June 30, 2021, respectively. The provision of $50 million for the three months ended June 30, 2022 was driven primarily by the same economic forecasts described above. The provision includes $24 million from the adjustment in our scenario weightings, $17 million primarily from higher risk ratings and increased weighted average loan lives mentioned previously and an additional $8 million for growth in our unfunded commitments.
The provision of $15 million for the three months ended June 30, 2021 was driven primarily by growth in our outstanding commitments, as well changes in our unfunded portfolio composition that resulted in a longer portfolio lifetime and a corresponding provision.
The provision of $54 million for the six months ended June 30, 2022 was driven primarily by the same economic forecasts described above, as well as growth in our unfunded commitments.
The reduction in provision for unfunded credit commitments of $1 million for the six months ended June 30, 2021, was driven primarily by improved economic scenarios in our forecast models, partially offset by growth in our outstanding commitments and changes in the unfunded credit commitments composition within our portfolio segments.
Gross Loan Charge-Offs
Gross loan charge-offs were $22 million for the three months ended June 30, 2022, of which $20 million was not specifically reserved for at March 31, 2022. Gross loan charge-offs were primarily driven by clients in our Technology and Life Sciences/Healthcare portfolios, including $13 million of charge-offs from Investor Dependent - Early Stage clients. Of the Early-Stage charge-offs, $6 million related to a single client.
Gross loan charge-offs were $15 million for the three months ended June 30, 2021, of which $4 million was not specifically reserved for at March 31, 2021. Gross loan charge-offs were partly driven by a $6 million charge-off from one Cash Flow Dependent client. The remaining $9 million gross loan charge-offs were driven primarily by our Investor Dependent and Cash Flow Dependent loan portfolios.
Gross loan charge-offs were $40 million for the six months ended June 30, 2022, of which $36 million was not specifically reserved for at December 31, 2021. Gross loan charge-offs were primarily driven by our Investor Dependent portfolios. Early Stage clients accounted for $20 million of charge-offs, of which two clients made up about half, and Growth Stage clients accounted for $14 million in charge-offs.
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
Provision for HTM Securities
We recorded a provision for HTM securities of less than $1 million for the three months ended June 30, 2022, and a reduction of our credit loss estimate of $1 million for the six months ended June 30, 2022. The nominal provision for HTM securities for the second quarter of June 30, 2022 was based on ongoing stability within the HTM bond portfolio. Our HTM portfolio as of June 30, 2022 was entirely made up of A3 or better rated bonds, all considered investment grade.
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
Noninterest Income
For the three and six months ended June 30, 2022, noninterest income was $362 million and $879 million, respectively, compared to $761 and $1.5 billion for the comparable 2021 periods. For the three and six months ended June 30, 2022, non-GAAP core fee income plus SVB Securities revenue was $435 million and $783 million, respectively, compared to $292 million and $617 million for the comparable 2021 periods. For the three and six months ended June 30, 2022, non-GAAP core fee income was $286 million and $516 million, respectively compared to $172 million and $331 million for the comparable 2021 periods. (See reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures.”)
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

The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
GAAP noninterest income	$362	$761	(52.4)%	$879	$1,505	(41.6)%
Less: gains (losses) on investment securities, net	(157)	305	(151.5)	(72)	472	(115.3)
Less: gains on equity warrant assets, net	17	122	(86.1)	80	344	(76.7)
Less: other noninterest income	67	42	59.5	88	72	22.2
Non-GAAP core fee income plus SVB Securities revenue (1)	$435	$292	49.0	$783	$617	26.9
Investment banking revenue	125	103	21.4	218	245	(11.0)
Commissions	24	17	41.2	49	41	19.5
Non-GAAP SVB Securities revenue (2)	$149	$120	24.2	$267	$286	(6.6)
Non-GAAP core fee income (3)	$286	$172	66.3	$516	$331	55.9

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
The following tables provide a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three and six months ended June 30, 2022 and 2021:

(Dollars in millions)	Managed Funds of Funds	Managed Direct Venture Funds	Managed Credit Funds	Public Equity Securities	Debt Funds	Sales of AFS Debt Securities	Strategic and Other Investments	SVB Securities	Total
Three months ended June 30, 2022
Total gains (losses) on investment securities, net	$(83)	$—	$3	$(6)	$—	$(1)	$(46)	$(24)	$(157)
Less: income attributable to noncontrolling interests, including carried interest allocation	(19)	2	—	—	—	—	—	(3)	(20)
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$(64)	$(2)	$3	$(6)	$—	$(1)	$(46)	$(21)	$(137)

Three months ended June 30, 2021
Total gains on investment securities, net	$197	$19	$6	$16	$1	$—	$22	$44	$305
Less: income attributable to noncontrolling interests, including carried interest allocation	87	8	1	—	—	—	—	17	113
Non-GAAP net gains on investment securities, net of noncontrolling interests	$110	$11	$5	$16	$1	$—	$22	$27	$192

Six months ended June 30, 2022
Total gains (losses) on investment securities, net	$(37)	$15	$9	$(38)	$—	$48	$(44)	$(25)	$(72)
Less: income attributable to noncontrolling interests, including carried interest allocation	(4)	4	1	—	—	—	—	(3)	(2)
Non-GAAP net gains on investment securities, net of noncontrolling interests	$(33)	$11	$8	$(38)	$—	$48	$(44)	$(22)	$(70)

Six months ended June 30, 2021
Total gains on investment securities, net	$228	$37	$13	$88	$2	$—	$56	$48	$472
Less: income attributable to noncontrolling interests, including carried interest allocation	100	17	2	—	—	—	—	19	138
Non-GAAP net gains on investment securities, net of noncontrolling interests	$128	$20	$11	$88	$2	$—	$56	$29	$334

Non-GAAP net losses on investment securities, net of noncontrolling interests, of $137 million for the three months ended June 30, 2022, were driven by valuation losses in our funds of funds, strategic and other investments and SVB Securities portfolios.
•Total net losses of $129 million ($110 million, net of noncontrolling interests) in our managed funds of funds, strategic and other investment portfolios include a total downward valuation adjustment of $48 million ($32 million, net of noncontrolling interests) for illiquid investments held in the funds of funds, strategic and other investment portfolios to reflect the current market environment.
•Net losses in our managed funds of funds portfolio are also partially offset by gains of $35 million, included in other noninterest income, for the change in fair value of hedge instruments for certain funds.
Non-GAAP net losses on investment securities, net of noncontrolling interests, of $70 million for the six months ended June 30, 2022, were driven by the following:
•Net gains of $48 million on the sale of $8.7 billion of AFS debt securities, which include the first quarter net gains of $49 million related to the $5.1 billion sale of U.S. treasury securities and agency-issued MBS and the termination of related swaps, and
•Total net losses of $81 million ($77 million, net of noncontrolling interests) in our managed funds of funds, strategic and other investment portfolios include a total downward valuation adjustment of $48 million ($32 million, net of noncontrolling interests) for illiquid investments held in the funds of funds, strategic and other investments portfolios to reflect the current market environment.
•Net losses in our managed funds of funds portfolio are also partially offset by gains of $35 million, included in other noninterest income, for the change in fair value of hedge instruments for certain funds.
Gains on Equity Warrant Assets, Net
A summary of gains on equity warrant assets, net, for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Equity warrant assets (1):
Gains on exercises, net	$9	$78	(88.5)%	$28	$251	(88.8)%
Terminations	(1)	(1)	—	(2)	(1)	100.0
Changes in fair value, net	9	45	(80.0)	54	94	(42.6)
Total gains on equity warrant assets, net	$17	$122	(86.1)	$80	$344	(76.7)

(1)    At June 30, 2022, we held warrants in 2,905 companies, compared to 2,718 companies at June 30, 2021. The total fair value of our warrant portfolio was $322 million at June 30, 2022 and $266 million at June 30, 2021. Warrants in 51 companies each had fair values greater than $1 million and collectively represented $166 million, or 51.7 percent, of the fair value of the total warrant portfolio at June 30, 2022. Warrants in 53 companies each had fair values greater than $1 million and collectively represented $137 million, or 51.7 percent, of the fair value of the total warrant portfolio at June 30, 2021.
Three months ended June 30, 2022 and 2021
Net gains on equity warrant assets were $17 million for the three months ended June 30, 2022, compared to net gains of $122 million for the comparable June 30, 2021 period. Net gains on equity warrant assets were driven by $9 million in net valuation updates. Net gains on equity warrant assets for the second quarter of 2022 include a downward valuation adjustment of $8 million, reflective of current market volatility.
Six months ended June 30, 2022 and 2021
Net gains on equity warrant assets were $80 million for the six months ended June 30, 2022, compared to net gains of $344 million for the comparable June 30, 2021 period. Net gains on equity warrant assets were driven by $54 million in net valuation increases reflective of private company valuation updates, partially offset by the downward valuation adjustment of $8 million, reflective of current market volatility.
Non-GAAP Core Fee Income

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Non-GAAP core fee income (1):
Client investment fees	$83	$15	NM	$118	$35	NM
Wealth management and trust fees	22	—	—	44	—	—
Foreign exchange fees	69	67	3.0	142	124	14.5
Credit card fees	40	31	29.0	77	59	30.5
Deposit service charges	32	28	14.3	62	53	17.0
Lending related fees	26	18	44.4	45	34	32.4
Letters of credit and standby letters of credit fees	14	13	7.7	28	26	7.7
Total non-GAAP core fee income (1)	$286	$172	66.3	$516	$331	55.9
Investment banking revenue	125	103	21.4	218	245	(11.0)
Commissions	24	17	41.2	49	41	19.5
Total non-GAAP Securities revenue (2)	$149	$120	24.2	$267	$286	(6.6)
Total non-GAAP core fee income plus SVB Securities revenue (3)	$435	$292	49.0	$783	$617	26.9

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
Client Investment Fees
Client investment fees was $83 million and $118 million for the three and six months ended June 30, 2022, compared to $15 million and $35 million for the comparable 2021 periods. The increases were reflective of improved fee margins resulting from higher short-term interest rates driven by the 2022 Federal Funds rate hikes.
A summary of client investment fees by instrument type for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Client investment fees by type:
Sweep money market fees	$56	$7	NM	$80	$18	NM
Asset management fees	15	8	87.5	25	16	56.3
Repurchase agreement fees	12	—	—	13	1	NM
Total client investment fees	$83	$15	NM	$118	$35	NM
The following table summarizes average client investment funds for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Sweep money market funds	$95,178	$82,573	15.3%	$102,147	$74,856	36.5%
Managed client investment funds (1)	85,292	77,733	9.7	84,879	75,106	13.0
Repurchase agreements	14,167	14,021	1.0	13,362	12,992	2.8
Total average client investment funds (2)	$194,637	$174,327	11.7	$200,388	$162,954	23.0

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at June 30, 2022 and December 31, 2021:

(Dollars in millions)	June 30, 2022	December 31, 2021	% Change
Sweep money market funds	$89,544	$109,241	(18.0)%
Managed client investment funds (1)	86,849	85,475	1.6
Repurchase agreements	14,851	15,370	(3.4)
Total period-end client investment funds (2)	$191,244	$210,086	(9.0)

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
Wealth Management and Trust Fees
Wealth management and trust fees were $22 million and $44 million three and six months ended June 30, 2022, respectively. A summary of wealth management and fees by instrument type for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Wealth management and trust fees by type:
Wealth management fees	$20	$—	—%	$40	$—	—%
Trust fees	2	—	—	4	—	—
Total wealth management and trust fees	$22	$—	—	$44	$—	—

The following table summarizes the activity relating to AUM for the three and six months ended ended June 30, 2022:

	Three months ended	Six months ended
(Dollars in millions)	June 30, 2022	June 30, 2022
Beginning balance	$19,008	$19,646
Net flows	(539)	(275)
Market returns	(1,957)	(2,859)
Ending balance	$16,512	$16,512
Foreign Exchange Fees
Foreign exchange fees were $69 million and $142 million for the three and six months ended June 30, 2022, compared to $67 million and $124 million for the comparable 2021 periods. The increase in foreign exchange fees for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, were driven primarily by increases in forward and spot contract commissions reflective of the increased volume of trades for the six months ended June 30, 2022.
A summary of foreign exchange fee income by instrument type for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Foreign exchange fees by instrument type:
Foreign exchange contract commissions	$69	$66	4.5%	$141	$123	14.6%
Option premium fees	—	1	—	1	1	—
Total foreign exchange fees	$69	$67	3.0	$142	$124	14.5
Credit Card Fees
Credit card fees was $40 million and $77 million for the three and six months ended June 30, 2022, compared to $31 million and $59 million for the comparable 2021 periods. Credit card fees increased due to higher transaction volumes reflective of increased spending and client growth, as well as higher travel spending, compared to the comparable 2021 periods.
A summary of credit card fees by instrument type for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Credit card fees by instrument type:
Card interchange fees, net	$32	$26	23.1%	$62	$49	26.5%
Merchant service fees	6	4	50.0	11	8	37.5
Card service fees	2	1	100.0	4	2	100.0
Total credit card fees	$40	$31	29.0	$77	$59	30.5
Deposit Service Charges
Deposit service charges was $32 million and $62 million for the three and six months ended June 30, 2022, compared to $28 million and $53 million for the comparable 2021 periods. Deposit service charges increased primarily driven by higher volumes of our transaction-based fee products.
Lending Related Fees
Lending related fees was $26 million and $45 million for the three and six months ended June 30, 2022, compared to $18 million and $34 million for the comparable 2021 periods. The increases were primarily due to increases in fees earned from unused lines of credit reflective primarily from growth in our unfunded credit commitments.
A summary of lending related fees by type for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Lending related fees by instrument type:
Unused commitment fees	$20	$15	33.3%	$35	$28	25.0%
Other	6	3	100.0	10	6	66.7
Total lending related fees	$26	$18	44.4	$45	$34	32.4
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees was $14 million and $28 million for the three and six months ended June 30, 2022, compared to $13 million and $26 million for the comparable 2021 periods. The increases were driven primarily by an increase in deferred fee income reflective of larger letter of credit issuances.
Investment Banking Revenue
Investment banking revenue was $125 million and $218 million for the three and six months ended June 30, 2022, compared to $103 million and $245 million for the comparable 2021 periods. The increase for the three months ended June 30, 2022, was primarily driven by improved advisory fees reflective of recent strategic hires. The decrease for the six months ended June 30, 2022, was due to the slowdown in public markets which limited underwriting fees.
A summary of investment banking revenue by type for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Investment banking revenue:
Underwriting fees	$41	$84	(51.2)%	$73	$209	(65.1)%
Advisory fees	69	9	NM	123	13	NM
Private placements and other	15	10	50.0	22	23	(4.3)
Total investment banking revenue	$125	$103	21.4	$218	$245	(11.0)
Commissions
Commissions for the three and six months ended June 30, 2022 were $24 million and $49 million, compared to $17 million and $41 million for the comparable 2021 periods. Commissions include commissions received from clients for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The Company also earns subscription fees for market intelligence services that are recognized over the period in which they are delivered. Fees received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in other liabilities in our consolidated balance sheet. The increases in commissions were driven by subscription fees, which are new to core fee income due to the acquisition of MoffettNathanson in December 2021.
Other
Other noninterest income was $67 million and $88 million for the three and six months ended June 30, 2022, compared to $42 million and $72 million for the comparable 2021 periods. The increases were primarily due to the change in fair value of hedge instruments for certain funds.
Noninterest Expense
A summary of noninterest expense for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Compensation and benefits	$502	$425	18.1%	$1,086	$870	24.8%
Professional services	132	97	36.1	238	178	33.7
Premises and equipment	60	37	62.2	118	70	68.6
Net occupancy	26	17	52.9	49	35	40.0
Business development and travel	27	3	NM	41	7	NM
FDIC and state assessments	16	10	60.0	32	20	60.0
Merger-related charges	16	19	(15.8)	32	19	68.4
Other	69	45	53.3	125	90	38.9
Total noninterest expense	$848	$653	29.9	$1,721	$1,289	33.5

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Compensation and benefits:
Salaries and wages	$264	$146	80.8%	$500	$309	61.8%
Incentive compensation plans	117	162	(27.8)	311	312	(0.3)
Other employee incentives and benefits (1)	121	117	3.4	275	249	10.4
Total compensation and benefits	$502	$425	18.1	$1,086	$870	24.8
Period-end full-time equivalent employees	7,743	4,932	57.0	7,743	4,932	57.0
Average full-time equivalent employees	7,528	4,808	56.6	7,251	4,705	54.1

(1)Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), ESOP, warrant and other incentive plans, retention plans, agency fees and other employee-related expenses.
Compensation and benefits expense was $502 million for the three months ended June 30, 2022, compared to $425 million for the comparable 2021 period. The key factors affecting changes in compensation and benefits expense were as follows:
•An increase of $118 million in salaries and wages expense primarily due to an increase in FTE employees, as we continue to invest in our revenue-generating lines of business and support functions as well as the impact of annual merit increases,
•An increase of $4 million in other employee incentives and benefits driven primarily by the increase in FTE employees, partially offset by
•A decrease of $45 million in incentive compensation plans expense attributable to a decrease in our incentive compensation plan accrual as a result of our updated financial outlook.
Compensation and benefits expense was $1.1 billion for the six months ended June 30, 2022, compared to $870 million for the comparable 2021 period. The key factors affecting changes in compensation and benefits expense were as follows:
•An increase of $191 million in salaries and wages expense primarily due to an increase in FTE employees, as we continue to invest in our revenue-generating lines of business and support functions as well as the impact of annual merit increases,
•An increase of $26 million in other employee incentives and benefits driven primarily by an increase in stock compensation expenses due to higher grant volume and new retirement provisions and increased first quarter seasonal expenses relating to additional 401(k) matching contributions and employer-related payroll taxes driven by our increased headcount, partially offset by lower warrant incentive compensation due to public warrant valuation changes, partially offset by
•A decrease of $1 million in incentive compensation plans expense related primarily to a decrease in our incentive compensation plan accrual as a result of our updated financial outlook, partially offset by an increase in the number of plan participants along with higher targets due to annual merit increases and promotions.
Our variable compensation plans consist primarily of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, Deferred Compensation Plan, 401(k) and ESOP Plan, SVB Securities Incentive Compensation Plan, SVB Securities Retention Award, EHOP, 2006 Incentive Plan and ESPP (see descriptions in our 2021 Form 10-K). Total costs incurred under these plans were $130 million and $352 million for the three and six months ended June 30, 2022, respectively, compared to $191 million and $393 million for the comparable 2021 periods. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $132 million and $238 million for the three and six months ended June 30, 2022, compared to $97 million and $178 million for the comparable 2021 periods. The increases were driven by higher consulting fees associated with our initiatives related to our regulatory programs as well as continued investments in our infrastructure and operating projects to support our presence both domestically and internationally.
Premises and Equipment
Premises and equipment expense was $60 million and $118 million for the three and six months ended June 30, 2022, compared to $37 million and $70 million for the comparable 2021 periods. The increases were primarily related to higher software support and maintenance fees driven by premises and equipment held by Boston Private as well as an increase in software project depreciation.
Net Occupancy
Net occupancy expense was $26 million and $49 million for the three and six months ended June 30, 2022, compared to $17 million and $35 million for the comparable 2021 periods. The increases were primarily driven by the acquisition of Boston Private.
Business Development and Travel
Business development and travel was $27 million and $41 million for the three and six months ended June 30, 2022, compared to $3 million and $7 million for the comparable 2021 periods. The increases were primarily due to the continued easing of COVID-19 restrictions on in-person meetings and travel.
FDIC and State Assessments
FDIC and state assessments expense was $16 million and $32 million for the three and six months ended June 30, 2022, compared to $10 million and $20 million for the comparable 2021 periods. The increases were due primarily to the increase in our average deposits as well as the acquisition of Boston Private deposits.
Merger-Related Charges
Merger-related charges was a new noninterest expense line item for the second quarter of 2021 as a result of the Boston Private acquisition. A summary of merger-related charges, which includes direct acquisition costs for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Personnel-related	$4	$—	NM	$5	$—	NM
Occupancy and facilities	—	—	—%	4	—	NM
Professional services	4	15	(73.3)	10	15	(33.3)%
Systems integration and related charges	8	4	100.0	13	4	NM
Total merger-related charges	$16	$19	(15.8)	$32	$19	68.4
Other Noninterest Expense
Other noninterest expense was $69 million and $125 million for the three and six months ended June 30, 2022, compared to $45 million and $90 million for the comparable 2021 periods. This increase was driven by expenses primarily related to increased lending, deposit and other client-related processing costs as well as higher advertising and promotional expenses.
Operating Efficiency Ratio
Our operating efficiency ratio increased to 55.46 and 55.02 percent, respectively, for the three and six months ended June 30, 2022, compared to 43.85 and 44.56 percent for the comparable 2021 period. This increase was driven by lower noninterest income from market-driven revenue reflective of the current public market volatility and higher noninterest expense as we continue to invest and support long-term growth, partially offset by higher net interest income.
Income Taxes
Our effective tax rate was 26.1 percent for both three and six months ended June 30, 2022, compared to 25.1 percent and 25.5 percent for the comparable 2021 periods. The increase in our effective tax rate for the three and six months ended June 30, 2022 was primarily due to lower excess tax benefits from stock compensation in 2022 and tax expense recorded on the surrender of a legacy bank owned life insurance policy. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “net income attributable to noncontrolling interests” on our statements of income.
In the table below, noninterest income consists primarily of net investment gains and losses from our consolidated funds. A summary of net income attributable to noncontrolling interests for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Noninterest income (1)	$24	$(36)	(166.7)	$23	$(52)	(144.2)
Carried interest allocation (2)	(4)	(77)	(94.8)	(21)	(86)	(75.6)
Net (income) loss attributable to noncontrolling interests	$20	$(113)	(117.7)	$2	$(138)	(101.4)

(1)Represents noncontrolling interests’ share in noninterest income or loss.
(2)Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.
Net losses attributable to noncontrolling interests was $20 million and $2 million for the three and six months ended June 30, 2022, respectively, compared to net income attributable to noncontrolling interests of $113 million and $138 million, respectively, for the comparable 2021 periods. Net losses attributable to noncontrolling interests for the three and six months ended at June 30, 2022, were driven primarily by net losses on investment securities (including carried interest allocation) from unrealized valuation decreases of our managed funds of funds portfolio and our SVB Securities funds.
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
The following is our reportable segment information for the three and six months ended June 30, 2022 and 2021:
Silicon Valley Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Net interest income	$979	$707	38.5%	$1,886	$1,318	43.1%
Provision for credit losses	(136)	(11)	NM	(142)	(56)	153.6
Noninterest income	261	173	50.9	473	332	42.5
Noninterest expense	(370)	(304)	21.7	(767)	(580)	32.2
Income before income tax expense	$734	$565	29.9	$1,450	$1,014	43.0
Total average loans, amortized cost	$54,121	$41,689	29.8	$53,183	$39,964	33.1
Total average assets	181,087	130,844	38.4	179,524	119,415	50.3
Total average deposits	178,293	128,652	38.6	176,866	117,396	50.7
Three months ended June 30, 2022 and 2021
Income before income tax expense from Silicon Valley Bank increased to $734 million for the three months ended June 30, 2022, compared to $565 million for the comparable 2021 period. The key components of Silicon Valley Bank's performance for the three months ended June 30, 2022 compared to the comparable 2021 period are discussed below.
Net interest income from Silicon Valley Bank increased by $272 million for the three months ended June 30, 2022, due primarily from increases in deposit funding credits and average loans, partially offset by an increase in yields on deposits.
A provision of credit losses of $136 million for the three months ended June 30, 2022, compared to a provision of credit losses of $11 million for the comparable 2021 period. The provision of $136 million for the three months ended June 30, 2022 was driven primarily by a deterioration in projected economic conditions.
The provision for credit losses of $11 million for the three months ended June 30, 2021 was driven primarily by a $13 million increase related to loan growth, $9 million in net new nonaccrual loans and $4 million for charge-offs not specifically reserved for at March 31, 2021, partially offset by a $9 million reduction in reserves for our performing loans based on our forecast models of the economic environment and $3 million of recoveries.
Noninterest income increased by $88 million for the three months ended June 30, 2022 related primarily to an overall increase in our non-GAAP core fee income. The overall increase was due primarily to higher client investment fees driven by improved fee margins resulting from higher short-term interest rates driven by the 2022 Federal Funds rate hikes.
Noninterest expense increased by $66 million for the three months ended June 30, 2022, due primarily to compensation and benefits expense, business development and travel expense and premises and equipment expense. Compensation and benefits expense increased as a result of higher salaries and wages expenses driven by an increase in FTE employees as we continue to invest in our business as well as from the impact of annual merit increases. Business development and travel expense increased due to the continued easing of COVID-19 restrictions on in-person meetings and travel. Premises and equipment expense increased due to higher software support and maintenance fees as well as an increase in software depreciation.
Six months ended June 30, 2022 and 2021
Net interest income from Silicon Valley Bank increased by $568 million for the six months ended June 30, 2022, due primarily to increases in deposit funding credits and average loans, partially offset by an increase in yields on deposits.
There was a provision of credit losses of $142 million for the six months ended June 30, 2022, compared to a provision of credit losses of $56 million for the comparable 2021 period. The provision of $142 million for the six months ended June 30, 2022 was driven primarily by our best estimate in projected economic conditions.
The provision for credit losses of $56 million for the six months ended June 30, 2021 was driven primarily by $90 million for charge-offs not specifically reserved for at December 31, 2020, of which $80 million was related to the single instance of potentially fraudulent activity discussed in prior filings, a $30 million increase related to loan growth and $3 million in net new nonaccrual loans, partially offset by a $56 million reduction in reserves for our performing loans based on our forecast models of the economic environment and $8 million of recoveries.
Noninterest income increased by $141 million for the six months ended June 30, 2022 related primarily to an overall increase in our non-GAAP core fee income. The overall increase was due primarily to higher client investment fees driven by improved fee margins resulting from higher short-term interest rates driven by the 2022 Federal Funds rate hikes, higher foreign exchange fees primarily due to increases in spot contract commissions primarily driven by increased trading in technology and life science/healthcare industries, and credit card fees driven by higher transaction volumes reflective of increased spending and client growth, as well as higher travel spending compared to the first half of 2021.
Noninterest expense increased by $187 million for the six months ended June 30, 2022, due primarily to compensation and benefits expense, professional services expense and premises and equipment expense. Compensation and benefits expense increased as a result of higher salaries and wages expenses. Salaries and wages expense increased primarily due to an increase in FTE employees as we continue to invest in our business, as well as from the impact of annual merit increases. Professional services expense increased due to higher consulting fees related to new project initiatives that align with our continued growth during the quarter. Premises and equipment expense increased due to higher software support and maintenance fees as well as an increase in software depreciation.
SVB Private

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Net interest income	$102	$37	175.7%	$184	$72	155.6%
(Provision for) reduction of credit losses	(10)	(5)	100.0	(12)	4	NM
Noninterest income	24	2	NM	49	3	NM
Noninterest expense	(87)	(18)	NM	(181)	(33)	NM
Income before income tax expense	$29	$16	81.3	$40	$46	(13.0)
Total average loans, amortized cost	$14,644	$6,192	136.5	$14,472	$6,118	136.5
Total average assets	16,335	6,240	161.8	16,163	6,169	162.0
Total average deposits	13,151	4,243	NM	13,780	3,895	NM
Three months ended June 30, 2022 and 2021
Net interest income from SVB Private increased by $65 million from the comparable 2021 period, as average loans increased driven primarily by the acquisition of Boston Private and strong organic loan growth. This increase was partially offset by decreases in loan yields as a result of purchase accounting amortization of fair value mark ups on the acquired Boston Private loans.
The provision for credit losses of $10 million for the three months ended June 30, 2022 was driven primarily by a deterioration in projected economic conditions.
Noninterest income increased by $22 million for the three months ended June 30, 2022 primarily due to wealth management and trust fees which is a new financial statement line item for the third quarter of 2021 as a result of the Boston Private acquisition.
Noninterest expense increased by $69 million for the three months ended June 30, 2022, related primarily to compensation and benefits expense. Compensation and benefits expense increased as a result of an increase in average number of FTE employees primarily due to the acquisition of Boston Private.

Six months ended June 30, 2022 and 2021
Net interest income from our SVB Private increased by $112 million from the comparable 2021 period, as average loans increased driven primarily by the acquisition of Boston Private and strong organic loan growth. This increase was partially offset by decreases in loan yields as a result of purchase accounting amortization of fair value mark ups on the acquired Boston Private loans.
The provision for credit losses of $12 million for the six months ended June 30, 2022 was driven primarily by a deterioration in projected economic conditions.
Noninterest income increased by $46 million for the six months ended June 30, 2022 primarily due to wealth management and trust fees which is a new financial statement line item for the third quarter of 2021 as a result of the Boston Private acquisition.
Noninterest expense increased by $148 million for the six months ended June 30, 2022, related primarily to compensation and benefits expense. Compensation and benefits expense increased as a result of an increase in average number of FTE employees primarily due to the acquisition of Boston Private.
SVB Capital

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Noninterest (losses) income	$(89)	$175	(150.9)	(24)	244	(109.8)
Noninterest expense	(17)	(18)	(5.6)	(36)	(34)	5.9
(Loss) income before income tax expense	$(106)	$157	(167.5)	$(60)	$210	(128.6)
Total average assets	$941	$613	53.5	$917	$595	54.1
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
Three months ended June 30, 2022 and 2021
SVB Capital had noninterest losses of $89 million for the three months ended June 30, 2022, compared to noninterest income of $175 million for the comparable 2021 period. The decrease in noninterest income was due primarily to net losses on investment securities for the three months ended June 30, 2022, compared to net gains on investment securities for the comparable 2021 period. SVB Capital’s components of noninterest income primarily include the following:
•Net losses on investment securities, net of noncontrolling interests, of $102 million for the three months ended June 30, 2022, compared to net gains on investment securities, net of noncontrolling interests, of $143 million for the comparable 2021 period. The net losses on investment securities, net of noncontrolling interests, of $102 million were driven primarily by valuation losses reflective of current market conditions.
Six months ended June 30, 2022 and 2021
SVB Capital had noninterest losses of $24 million for the six months ended June 30, 2022, compared to noninterest income of $244 million for the comparable 2021 period.The decrease in noninterest income was due primarily to net losses on investment securities for the six months ended June 30, 2022, compared to net gains on investment securities for the comparable 2021 period. SVB Capital’s components of noninterest income primarily include the following:
•Net losses on investment securities, net of noncontrolling interests, of $54 million for the six months ended June 30, 2022, compared to net gains on investment securities, net of noncontrolling interests, of $197 million for the comparable 2021 period. The net losses on investment securities, net of noncontrolling interests, of $54 million were driven primarily by valuation losses reflective of current market conditions.

SVB Securities

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Noninterest income	$131	$149	(12.1)	252	319	(21.0)
Noninterest expense	(141)	(98)	43.9	(275)	(235)	17.0
(Loss) income before income tax expense	$(10)	$51	(119.6)	$(23)	$84	(127.4)
Total average assets	$846	$729	16.0	$919	$748	22.9
SVB Securities’ components of noninterest income primarily include investment banking revenue, commissions and net gains and losses on non-marketable and other equity securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.
Three months ended June 30, 2022 and 2021
SVB Securities had noninterest income of $131 million for the three months ended June 30, 2022, compared to $149 million for the comparable June 30, 2021 period. The $18 million decrease in noninterest income was driven primarily by valuation losses reflective of current market conditions partially offset by higher investment banking revenue driven by improved advisory fees reflective of recent strategic hires.
SVB Securities had noninterest expense of $141 million for the three months ended June 30, 2022, compared to $98 million for the comparable 2021 period. The $43 million increase in noninterest expense was driven primarily by an increase in compensation and benefits expense due to an increase in strategic hires throughout the past twelve months to support the continued expansion of SVB Securities.
Six months ended June 30, 2022 and 2021
SVB Securities had noninterest income of $252 million for the six months ended June 30, 2022, compared to $319 million for the comparable June 30, 2021 period. The $67 million decrease in noninterest income was driven primarily by valuation losses reflective of current market conditions and lower investment banking revenue due to the slowdown in public markets which limited underwriting fees.
SVB Securities had noninterest expense of $275 million for the six months ended June 30, 2022, compared to $235 million for the comparable 2021 period. The $40 million increase in noninterest expense was driven primarily by an increase in compensation and benefits expense due to an increase in strategic hires throughout the past twelve months to support the continued expansion of SVB Securities.
Consolidated Financial Condition
Our total assets, and total liabilities and stockholders' equity, were $214.4 billion at June 30, 2022 compared to $211.5 billion at December 31, 2021, an increase of $2.9 billion, or 1.4 percent. Refer below to a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $15.4 billion at June 30, 2022, an increase of $779 million, or 5.3 percent, compared to $14.6 billion at December 31, 2021. The increase was primarily driven by growth in deposits at the Federal Reserve Bank, partially offset by a decrease in interest-earning deposits in other financial institutions. As of June 30, 2022, $7.8 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $5.1 billion. As of December 31, 2021, $5.7 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $5.8 billion.

Investment Securities
Investment securities totaled $124.7 billion at June 30, 2022, a decrease of $3.3 billion, or 2.6 percent, compared to $128.0 billion at December 31, 2021. Our investment securities portfolio is comprised of: (i) an AFS securities portfolio and a HTM securities portfolio, both of which represent interest earning fixed income investment securities; and (ii) a non-marketable and other equity securities portfolio, which represents primarily investments managed as part of our funds management business, investments in qualified affordable housing projects, as well as public equity securities held as a result of equity warrant assets exercised.

AFS Securities
Period-end AFS securities were $26.2 billion at June 30, 2022, compared to $27.2 billion at December 31, 2021, a decrease of $1.0 billion, or 3.7 percent. The decrease in period-end AFS securities balances from December 31, 2021 to June 30, 2022, was driven by a the sale of $8.5 billion of AFS securities and the $1.8 billion decrease in the fair value of our AFS securities portfolio, reflective of higher interest rates, as well as paydowns and maturities of AFS securities of $853 million, partially offset by $10.4 billion of purchases.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as AFS as of June 30, 2022. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	June 30, 2022
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$16,392	1.29%	$272	0.22%	$16,120	1.31%	$—	—%	$—	—%
U.S. agency debentures	122	3.04	17	1.79	35	3.01	70	3.31	—	—
Foreign government debt securities	40	(0.78)	40	(0.78)	—	—	—	—	—	—
Residential MBS:
Agency-issued MBS	7,340	1.54	—	—	—	—	—	—	7,340	1.54
Agency-issued CMO—fixed rate	790	1.35	—	—	—	—	—	—	790	1.35
Agency-issued CMBS	1,539	1.88	—	—	104	1.24	1,435	1.94	—	—
Total	$26,223	1.40	$329	0.18	$16,259	1.31	$1,505	2.00	$8,130	1.52
HTM Securities
Period-end HTM securities were $95.8 billion at June 30, 2022, compared to $98.2 billion at December 31, 2021, a decrease of $2.4 billion, or 2.4 percent. The $2.4 billion decrease in period-end HTM securities balances from December 31, 2021 to June 30, 2022 was driven by $7.1 billion in paydowns and maturities, partially offset by purchases of $5.0 billion.
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
The following table summarizes the remaining contractual principal maturities net of ACL and fully taxable equivalent yields on fixed income investment securities classified as HTM as of June 30, 2022. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The expected yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	June 30, 2022
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield
U.S. agency debentures	$536	1.97%	$4	2.34%	$109	2.50%	$423	1.83%	$—	—%
Residential MBS:
Agency-issued MBS	61,112	1.55	—	—	4	2.41	1,102	2.33	60,006	1.54
Agency-issued CMO—fixed rate	11,103	1.48	—	—	28	1.62	239	1.61	10,836	1.48
Agency-issued CMO—variable rate	87	0.74	—	—	—	—	—	—	87	0.74
Agency-issued CMBS	14,821	1.63	32	0.36	175	0.82	969	1.93	13,645	1.63
Municipal bonds and notes	7,450	2.82	27	2.18	199	2.45	1,294	2.76	5,930	2.85
Corporate bonds	705	1.86	—	—	52	1.70	653	1.87	—	—
Total	$95,814	1.66	$63	1.27	$567	1.85	$4,680	2.39	$90,504	1.63
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. The estimated weighted-average duration of our fixed income investment securities portfolio was 5.4 years and 4.0 years at June 30, 2022 and December 31, 2021, respectively. The weighted-average duration of our total fixed income securities portfolio including the impact of our fair value swaps was 5.3 years at June 30, 2022 and 3.7 years at December 31, 2021. The weighted-average duration of our AFS securities portfolio was 3.8 years at June 30, 2022 and 3.5 years at December 31, 2021. The weighted-average duration of our AFS securities portfolio including the impact of our fair value swaps was 3.3 years at June 30, 2022 and 2.4 years at December 31, 2021. The weighted-average duration of our HTM securities portfolio was 5.9 years at June 30, 2022 and 4.1 years at December 31, 2021.
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
Period-end non-marketable and other equity securities were $2.6 billion ($2.3 billion net of noncontrolling interest) at June 30, 2022 compared to $2.5 billion ($2.2 billion net of noncontrolling interest) at December 31, 2021, an increase of $102 million, or 4.0 percent. The following table summarizes the carrying value (as reported) of non-marketable and other equity securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$174	$92	$130	$36
Unconsolidated venture capital and private equity fund investments (2)	172	172	208	208
Other investments without a readily determinable fair value (3)	188	188	164	164
Other equity securities in public companies (fair value accounting (4)	32	32	117	117
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	663	387	671	397
Debt funds	5	5	5	5
Other investments	277	277	294	294
Investments in qualified affordable housing projects, net	1,134	1,134	954	954
Total non-marketable and other equity securities	$2,645	$2,287	$2,543	$2,175

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$2	$—	$2	$—
Capital Preferred Return Fund, LP	53	12	61	13
Growth Partners, LP	59	20	67	23
Redwood Evergreen Fund, LP	60	60	—	—
Total consolidated venture capital and private equity fund investments	$174	$92	$130	$36
(2)The carrying value represents investments in 142 and 150 funds (primarily venture capital funds) at June 30, 2022 and December 31, 2021, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships' operating activities and financial policies. Our unconsolidated venture capital and private equity fund investments are carried at fair value based on the fund investments' net asset values per share as obtained from the general partners of the funds. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example March 31st for our June 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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
(5)The following table shows the carrying value and our ownership percentage of each investment at June 30, 2022 and December 31, 2021 (equity method accounting):

	June 30, 2022		December 31, 2021
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$2	$1	$3	$3
Strategic Investors Fund III, LP	16	13	25	21
Strategic Investors Fund IV, LP	28	24	36	30
Strategic Investors Fund V, LP	75	39	87	45
CP II, LP (1)	2	1	2	1
Other venture capital and private equity fund investments	540	309	518	298
Total venture capital and private equity fund investments	$663	$387	$671	$398
Debt funds:
Gold Hill Capital 2008, LP (2)	$4	$4	$4	$4
Other debt funds	1	1	1	1
Total debt funds	$5	$5	$5	$5
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$146	$146	$154	$154
Other investments	131	131	140	140
Total other investments	$277	$277	$294	$294

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
Loans
Loans at amortized cost basis increased by $4.7 billion to $71.0 billion at June 30, 2022, compared to $66.3 billion at December 31, 2021. Unearned income was $222 million at June 30, 2022 and $250 million at December 31, 2021. The increase in period-end loans was driven primarily by our Global Fund Banking portfolio, with continued growth in our Technology and Life Science/Healthcare and Private Bank loan portfolios.
The breakdown of total loans and loans as a percentage of total loans by class of financing receivable is as follows:

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Percentage	Amount	Percentage
Global fund banking	$40,316	56.8%	$37,958	57.3%
Investor dependent:
Early stage	1,856	2.6	1,593	2.4
Growth stage	4,159	5.9	3,951	5.9
Total investor dependent	6,015	8.5	5,544	8.3
Cash flow dependent- SLBO	1,859	2.6	1,798	2.7
Innovation C&I	7,753	10.9	6,673	10.1
Private bank	9,770	13.8	8,743	13.2
CRE	2,617	3.7	2,670	4.0
Premium wine	1,065	1.5	985	1.5
Other C&I	1,136	1.6	1,257	1.9
Other	365	0.5	317	0.5
PPP	59	0.1	331	0.5
Total loans	$70,955	100.0%	$66,276	100.0%

For additional details on our loan classes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loans” under Part II, Item 7 of our 2021 Form 10-K.
The table below details loans that are secured by real estate, at amortized cost as of June 30, 2022 and December 31, 2021.

(Dollars in millions)	June 30, 2022	December 31, 2021
Real estate secured loans:
Private bank:
Loans for personal residence	$7,680	$6,939
Loans to eligible employees	501	455
Home equity lines of credit	143	130
Other	138	135
Total private bank loans secured by real estate	$8,462	$7,659
CRE:
Multifamily and residential investment	947	1,021
Retail	516	524
Office and medical	468	499
Manufacturing, industrial and warehouse	403	336
Hospitality	141	142
Other	142	148
Total CRE loans secured by real estate	$2,617	$2,670
Premium wine	846	793
Other	405	334
Total real estate secured loans	$12,330	$11,456
Loan Concentration
The following table provides a summary of total loans by size and class of financing receivable. The breakout below is based on total client balances (individually or in the aggregate) as of June 30, 2022:

	June 30, 2022
(Dollars in millions)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Global fund banking	$1,116	$1,659	$3,442	$3,219	$30,881	$40,317
Investor dependent:
Early stage	1,292	375	197	21	—	1,885
Growth stage	864	1,058	1,213	405	621	4,161
Total Investor Dependent	$2,156	$1,433	$1,410	$426	$621	$6,046
Cash flow dependent - SLBO	6	47	327	466	1,013	1,859
Innovation C&I	450	377	987	1,136	4,814	7,764
Private bank	7,267	1,165	882	196	261	9,771
CRE	774	617	781	347	98	2,617
Premium wine	202	296	237	144	188	1,067
Other C&I	350	165	258	251	131	1,155
Other	86	99	131	43	—	359
Total loans (1)	$12,407	$5,858	$8,455	$6,228	$38,007	$70,955

(1)Included in total loans at amortized cost is approximately $59 million in PPP loans. The PPP loans consist of loans across all of our classes of financing receivables.
At June 30, 2022, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $44.2 billion of our total loan portfolio. These loans represented 811 clients, and of these loans, none were on nonaccrual status as of June 30, 2022.

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
State Concentrations
Approximately 27 percent of our outstanding total loan balances as of June 30, 2022 were to borrowers based in California, compared to 30 percent as of December 31, 2021. Borrowers in New York increased to 12 percent at June 30, 2022, compared to 10 percent as of December 31, 2021, and borrowers in Massachusetts represented approximately 13 percent of total loan balances at June 30, 2022 compared to 12 percent as of December 31, 2021. Other than California, New York, and Massachusetts, there are no additional states with loan balances greater than or equal to 10 percent of total loans as of June 30, 2022.
See generally “Risk Factors–Credit Risks” set forth under Part I, Item 1A in our 2021 Form 10-K and "Risk Factors" under Part II, Item 1A of this report.
Paycheck Protection Program
We accepted applications under the PPP administered by the SBA under the CARES Act and originated loans to qualified small businesses until the loan origination phase of the PPP ended on June 30, 2021, set forth under the PPP Extension Act of 2021. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. We continued to participate in the forgiveness stage of the PPP through the second quarter of 2022.
As of June 30, 2022, we have outstanding PPP loans in the amount of $59 million, as approved by the SBA, compared to $331 million at December 31, 2021. This funded amount reflects repayments received as of such date.
Loan Deferral Programs
In April 2020, we implemented three loan payment deferral programs targeted to assist borrowers who were the most impacted by the COVID-19 pandemic. As of June 30, 2022, no loan modifications remained active under these programs. As of December 31, 2021, loans modified under these programs had outstanding balances of $10 million, which consisted entirely of venture-backed borrowers who lengthened their existing interest-only payment period under the deferral program.
For additional details on our PPP and loan deferral programs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loans” under Part II, Item 7 of our 2021 Form 10-K.
Credit Quality Indicators
Our total criticized loans and nonaccrual loans represented 3 percent of our total loans at both June 30, 2022 and December 31, 2021. Criticized and nonaccrual loans to early-stage clients represented 14 percent of our total criticized and nonaccrual loan balances at June 30, 2022 compared to 13 percent as of December 31, 2021. Loans to early-stage investor dependent clients represent a relatively small percentage of our overall portfolio at 2 percent of total loans at June 30, 2022 and 2 percent at December 31, 2021. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.
As of June 30, 2022, we have identified the following risks to credit quality: (i) pressured public and private markets, (ii) larger Growth Stage and Innovation C&I loan sizes and (iii) increased exposure from CRE loans.
(i) Pressured public and private markets - Prolonged market volatility may impact the performance of the Technology and Life Science/Healthcare portfolio. This risk particularly applies to Investor Dependent loans, where repayment is dependent on the borrower's ability to fundraise or exit.
(ii) Larger Growth Stage and Innovation C&I loan sizes - The growth of our balance sheet and our clients continues to increase the number of large loans, which may introduce greater volatility in credit metrics.
(iii) Increased exposure from CRE loans - We acquired these loans via the Boston Private acquisition in in 2021. The increased exposure is mitigated by the well-margined collateral on these loans and our limited overall exposure, with commercial real estate representing only 4 percent of total loans at June 30, 2022.
Additionally, we have identified the following factors that could have a positive impact on credit quality: (i) strong positioning of Technology and Life Science/Healthcare clients and (ii) an improved risk profile of our loan portfolio.
(i) Strong positioning of Technology and Life Science/Healthcare clients - Record venture capital investment over the past two years has generally extended clients' runways.
(ii) Improved risk profile of loan portfolio - As described above, our Investor Dependent - Early Stage class, which historically has been the most vulnerable loan class with the most losses, is now only 2 percent of total loans. Furthermore, 71 percent of total loans are now in our Global Fund Banking and Private Bank classes, which have low credit loss experience.
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

(Dollars in millions)	June 30, 2022	December 31, 2021
Nonperforming, past due, and restructured loans:
Nonaccrual loans	$93	$84
Loans past due 90 days or more still accruing interest	—	7
Total nonperforming loans	93	91
OREO and other foreclosed assets	1	1
Total nonperforming assets	$94	$92
Performing TDRs	$—	$40
Nonaccrual loans as a percentage of total loans	0.13%	0.13%
Nonperforming loans as a percentage of total loans	0.13%	0.14
Nonperforming assets as a percentage of total assets	0.04	0.04
ACL for loans (1)	$545	$422
As a percentage of total loans	0.77%	0.64%
As a percentage of total nonperforming loans	586.02	463.74
ACL for nonaccrual loans (1)	$36	$35
As a percentage of total loans	0.05%	0.05%
As a percentage of total nonperforming loans	38.71	38.46
ACL for total performing loans (1)	$509	$387
As a percentage of total loans	0.72%	0.58%
As a percentage of total performing loans	0.72	0.58
Total loans	$70,955	$66,276
Total performing loans	70,862	66,185
ACL for unfunded credit commitments (2)	224	171
As a percentage of total unfunded credit commitments	0.44%	0.39%
Total unfunded credit commitments (3)	$50,577	$44,016

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
To determine the ACL for performing loans as of June 30, 2022 and December 31, 2021, we utilized three scenarios, on a weighted basis, from Moody's Analytics June 2022 and December 2021 forecasts, respectively, in our expected lifetime loss estimate. The table below summarizes the key assumptions within each period's baseline forecasts, as well as the weightings we applied to the three economic forecast scenarios in our model.

	June 30, 2022	December 31, 2021
Key economic factors from Moody's baseline forecasts
Gross domestic product projected growth rate (1)	2.6%	6.8%
Projected unemployment rate (1)	3.6%	4.3%
Housing price index projected growth rate (1)	1.0%	5.9%

Weightings applied to different Moody's economic scenarios
Upward outlook (Moody's S1)	15.0%	30.0%
Baseline (Moody's B)	20.0%	40.0%
Downward outlook (Moody's S3)	65.0%	30.0%
Total	100.0%	100.0%

(1)The June 2022 downturn forecast (Moody's S3), which was weighted 65% in our Q2 model, included a one-year gross domestic product shrinkage rate of 2.2 percent, peak unemployment rate of 7.9 percent, and a worst case housing price index shrinkage rate of 18.1 percent (forecast in Q4 2022).
While utilizing the Moody's June 2022 forecast, we determined that a higher weighting should be applied to the economic downturn scenario to align with our expectations as of June 30, 2022, as shown above. After adjusting the weightings accordingly, we determined the forecast to be a reasonable view of the outlook for the economy given the available information at current quarter end.

Our ACL for loans as a percentage of total loans increased 13 basis points to 0.77 percent at June 30, 2022, compared to 0.64 percent at December 31, 2021. The 13 basis points increase was due primarily to a 14 basis point increase in our performing loans reserve rate, which was a result of the projected economic forecasts and changes in weightings described above, as well as higher risk ratings and increased weighted average loan lives. For a detailed discussion of changes in the current period's reserve, see "Provision for Credit Losses."
The following table presents a summary of changes in nonaccrual loans for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Balance, beginning of period	$70	$90	$84	$104
Additions	77	9	82	14
Paydowns and other reductions	(40)	(9)	(56)	(18)
Charge-offs	(14)	(11)	(17)	(21)
Balance, end of period	$93	$79	$93	$79

Average nonaccrual loans	$93	$84	$84	$107
Our nonaccrual loan balance increased by $9 million to $93 million at June 30, 2022, compared to $84 million at December 31, 2021. The increase was due primarily to new nonaccrual loans, driven by clients in our Technology and Life Science/Healthcare portfolios. In the second quarter of 2022, our Investor Dependent clients accounted for $54 million of the additions, $29 million specifically coming from Early Stage clients. Offsetting charge-offs and reductions were largely driven by the same Technology and Life Science/Healthcare portfolios. Charge-offs of $9 million relate to Investor Dependent - Early Stage clients, and a reduction of $21 million was from a single Cash Flow Dependent - SLBO client. As of June 30, 2022, we have specifically reserved $36 million for our nonaccrual loans.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at June 30, 2022 and December 31, 2021 is as follows:

(Dollars in millions)	June 30, 2022	December 31, 2021	% Change
Derivative assets (1)	$705	$565	24.8%
Accrued interest receivable	539	470	14.7
FHLB and Federal Reserve Bank stock	373	107	NM
Net deferred tax assets	546	24	NM
Accounts receivable	60	54	11.1
Other assets	554	708	(21.8)
Total accrued interest receivable and other assets	$2,777	$1,928	44.0

(1)See “Derivatives” section above.
FHLB and Federal Reserve Bank stock
The increase of $266 million in FHLB and Federal Reserve Bank stock is primarily due to purchases of additional shares as required by the Federal Reserve.
Net Deferred Tax Assets
Net deferred tax assets increased $522 million primarily due to an increase in unrealized losses on AFS securities attributable to an increase in market rates.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities at June 30, 2022 and December 31, 2021:

(Dollars in millions)	June 30, 2022	December 31, 2021	% Change
Assets:
Equity warrant assets	$322	$277	16.2%
Contingent conversion rights	6	—	100.0
Foreign exchange contracts	280	171	63.7
Total return swaps	27	—	100.0
Client interest rate derivatives	70	99	(29.3)
Interest rate swaps	—	18	(100.0)
Total derivative assets	$705	$565	24.8
Liabilities:
Foreign exchange contracts	$271	$137	97.8
Client interest rate derivatives	153	101	51.5
Total derivative liabilities	$424	$238	78.2
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At June 30, 2022, we held warrants in 2,905 companies, compared to 2,831 companies at December 31, 2021. Warrants in 51 companies each had fair values greater than $1 million and collectively represented $166 million, or 51.7 percent, of the fair value of the total warrant portfolio at June 30, 2022. The change in fair value of equity warrant assets is recorded in "Gains on equity warrant assets, net" in noninterest income, a component of consolidated net income.
The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Balance, beginning of period	$323	$244	$277	$203
New equity warrant assets	6	6	12	13
Non-cash changes in fair value, net	9	45	54	94
Exercised equity warrant assets	(15)	(28)	(19)	(43)
Terminated equity warrant assets	(1)	(1)	(2)	(1)
Balance, end of period	$322	$266	$322	$266
Foreign Exchange Contracts
We enter into foreign exchange contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each contract entered into with our clients, we enter into an opposite way contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange contracts, net of cash collateral, was zero at both June 30, 2022 and December 31, 2021. For additional information on our foreign exchange contracts, see Note 8 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts, net of cash collateral, was zero at June 30, 2022 and $47 million at December 31, 2021. For additional information on our client interest rate derivatives, see Note 8 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Interest Rate Swaps
To manage interest rate risk on our AFS securities portfolio, we enter into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of the securities resulting from changes in interest rates. We designate these interest rate swap contracts as fair value hedges that qualify for hedge accounting under ASC 815 and record them in other assets and other liabilities. We had zero net exposure for interest rate swaps at June 30, 2022. Our net exposure for interest rate swaps was $5 million at December 31, 2021. Refer to Note 8 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional information.
Deposits
Deposits were $187.9 billion at June 30, 2022, a decrease of $1.3 billion, or 0.7 percent, compared to $189.2 billion at December 31, 2021. The decrease in deposits was primarily driven by slowdown in public and private fundraising and exits as well as increased client cash burn rates, partially offset by flexible liquidity solutions that shifted off-balance sheet client funds on-balance sheet. Approximately 8 percent and 9 percent of our total deposits at June 30, 2022 and December 31, 2021, respectively, were from our clients in Asia.
Long-Term Debt
Our long-term debt was $3.4 billion at June 30, 2022 and $2.6 billion at December 31, 2021. The increase in our long-term debt was due to issuances of 4.345% Senior Fixed Rate/Floating Rate Notes due 2028 and 4.570% Senior Fixed Rate/Floating Rate Notes due 2033 in the second quarter of 2022.
As of June 30, 2022, long-term debt was comprised of our 3.50% Senior Notes due 2025, 3.125% Senior Notes due 2030, 1.800% Senior Notes due 2031, 2.100% Senior Notes due 2028, 1.800% Senior Notes due 2026, 4.345% Senior Fixed Rate/Floating Rate Notes due 2028, 4.570% Senior Fixed Rate/Floating Rate Notes due 2033 and junior subordinated debentures.
Other Liabilities
A summary of other liabilities at June 30, 2022 and December 31, 2021 is as follows:

(Dollars in millions)	June 30, 2022	December 31, 2021	% Change
Accrued compensation	$444	$896	(50.4)%
Allowance for unfunded credit commitments	224	171	31.0
Derivative liabilities (1)	424	238	78.2
Other liabilities	1,629	1,282	27.1
Total other liabilities	$2,721	$2,587	5.2

(1)See “Derivatives” section above.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP, SVB Securities Incentive Compensation Plan, SVB Securities Retention Award and other compensation arrangements. The decrease of $452 million was primarily a result of the payout of our 2021 incentive compensation plans during the first quarter of 2022, partially offset by the accrual for the six months ended June 30, 2022 related primarily to the increase in the number of average FTE employees for the first half of 2022.
Allowance for Unfunded Credit Commitments
Allowance for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit. The increase of $53 million was primarily attributable to projected economic conditions, a higher weighting assigned to our downturn outlook scenario and higher unfunded credit commitment balances.
Noncontrolling Interests
Noncontrolling interests totaled $358 million and $373 million at June 30, 2022 and December 31, 2021, respectively. The decrease of $15 million was primarily due to $13 million in distributions and $2 million in net loss attributable to noncontrolling interests for six months ended June 30, 2022.

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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $15.9 billion at June 30, 2022, a decrease of $318 million, or 2.0 percent, compared to $16.2 billion at December 31, 2021. The decrease was primarily driven by other comprehensive income from unrealized losses recorded on AFS securities, net of tax, reflective of an increase in market rates. The decrease was further offset by an increase in the fair value of hedging instruments and retained earnings.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. The following table represents the capital components for SVB Financial and the Bank used in calculating CET1, Tier 1 capital and total capital as of June 30, 2022 and December 31, 2021:

	SVB Financial		Bank
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Common stock plus related surplus, net of treasury stock	$5,223	$5,157	$10,022	$9,265
Retained earnings	8,247	7,442	6,555	5,537
AOCI	(1,198)	(9)	(1,191)	(7)
CET1 capital before adjustments and deductions	12,272	12,590	15,386	14,795
Less: Goodwill (net of associated deferred tax liabilities)	367	369	200	200
Intangibles (net of associated deferred tax liabilities)	132	133	70	70
AOCI opt-out election related adjustments	(1,177)	(18)	(1,173)	(17)
Add: CECL transition provision	60	80	60	80
Total adjustments and deductions from CET1 capital	(738)	404	(963)	173
CET1 Capital	13,010	12,186	16,349	14,622
Add: Qualifying Preferred stock	3,646	3,646	—	—
Minority interest	358	373	—	—
Less: Additional tier 1 capital deductions	104	—	—	—
Additional tier 1 capital	3,900	4,019	—	—
Tier 1 Capital	16,910	16,205	16,349	14,622
Allowance for credit losses included in Tier 2 capital	776	600	776	600
CECL transition provision for allowance for credit losses	(70)	(93)	(70)	(93)
Tier 2 Capital	706	507	706	507
Total capital	$17,616	$16,712	$17,055	$15,129
Total risk-weighted assets	$108,599	$100,812	$106,258	$98,214
Average quarterly total assets (1)	$218,764	$204,380	$216,538	$201,880

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

June 30, 2022 and December 31, 2021. Capital ratios for SVB Financial and the Bank, compared to the minimum capital ratios, are set forth below:

	June 30, 2022	December 31, 2021	Required Minimum	Required Minimum + Capital Conservation Buffer (1)	Well Capitalized Minimum
SVB Financial:
CET1 risk-based capital ratio (2)(3)	11.98%	12.09%	4.5%	7.0%	N/A
Tier 1 risk-based capital ratio (3)	15.57	16.08	6.0	8.5	6.0
Total risk-based capital ratio (3)	16.22	16.58	8.0	10.5	10.0
Tier 1 leverage ratio (2)(3)	7.73	7.93	4.0	N/A	N/A
Tangible common equity to tangible assets ratio (4)(5)	5.50	5.73	N/A	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	10.84	11.98	N/A	N/A	N/A
Bank:
CET1 risk-based capital ratio (3)	15.39%	14.89%	4.5%	7.0%	6.5%
Tier 1 risk-based capital ratio (3)	15.39	14.89	6.0	8.5	8.0
Total risk-based capital ratio (3)	16.05	15.40	8.0	10.5	10.0
Tier 1 leverage ratio (3)	7.55	7.24	4.0	N/A	5.0
Tangible common equity to tangible assets ratio (4)(5)	7.15	7.09	N/A	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	14.23	15.06	N/A	N/A	N/A

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
As of June 30, 2022, Tier 1 and total risk-based capital ratios for SVB Financial decreased reflective of increases in risk-weighted assets outpacing increases in regulatory capital. The increase in risk-weighted assets was driven primarily by the shift in our balance sheet growth from cash into our investment securities and loans portfolios. The increase in regulatory capital was driven primarily by net income and an increase in the allowance for credit losses, partially offset by Tier 1 capital deductions, including deductions from covered funds under the Volcker rule and preferred stock dividends.
The decrease in our Tier 1 leverage ratio for SVB Financial is reflective of the growth in our average assets outpacing our growth in regulatory capital. The increase in average assets for SVB Financial was driven primarily by growth in our investment securities and loans portfolios.
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

The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended June 30, 2022 and December 31, 2021:

	SVB Financial		Bank
(Dollars in millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
GAAP stockholders’ equity	$15,918	$16,236	$15,386	$14,795
Less: preferred stock	3,646	3,646	—	—
Less: intangible assets	523	535	291	—
Plus: net deferred taxes on intangible assets	24	26	22	—
Tangible common equity	$11,773	$12,081	$15,117	$14,795
GAAP total assets	$214,389	$211,478	$211,814	$208,576
Less: intangible assets	523	535	291	—
Plus: net deferred taxes on intangible assets	24	26	22	—
Tangible assets	$213,890	$210,969	$211,545	$208,576
Risk-weighted assets	$108,599	$100,812	$106,258	$98,214
Non-GAAP tangible common equity to tangible assets	5.50%	5.73%	7.15%	7.09%
Non-GAAP tangible common equity to risk-weighted assets	10.84	11.98	14.23	15.06
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

Our client deposits base is, and historically has been our primary source of liquidity funding. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives for our off-balance sheet products which may impact deposit levels. At June 30, 2022, our period-end total deposit balances were $187.9 billion, compared to $189.2 billion at December 31, 2021.
We maintain a liquidity risk management and monitoring process designed to ensure appropriate liquidity to meet expected and contingent funding needs under both normal and stress environments, subject to the regular supervisory review process. Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, short-term investment securities maturing within one year, AFS and HTM securities eligible and available for financing or pledging purposes with a maturity in excess of one year and anticipated near-term cash flows from investments.
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of June 30, 2022, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $8.5 billion, of which $3.5 billion was available to support borrowings. As of June 30, 2022, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $5.6 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $3.0 billion at June 30, 2022. Our total unused and available secured borrowing capacity under our master repurchase agreements with various financial institutions totaled $29.0 billion at June 30, 2022.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2022 and 2021. For further details, see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Six months ended June 30,
(Dollars in millions)	2022	2021
Average cash and cash equivalents	$17,785	$21,458
Percentage of total average assets	8.2%	15.6%
Net cash provided by operating activities	$1,411	$695
Net cash used for investing activities	(3,628)	(42,041)
Net cash provided by financing activities	2,996	47,630
Net increase in cash and cash equivalents	$779	$6,284
Average cash and cash equivalents decreased by $3.7 billion, or 17.1 percent, to $17.8 billion for the six months ended June 30, 2022, compared to $21.5 billion for the comparable 2021 period.

Cash provided by operating activities was $1.4 billion for the six months ended June 30, 2022, reflective primarily of net income before noncontrolling interests of $886 million and adjustments to reconcile net income to net cash of $588 million, partially offset by $63 million changes in other assets and liabilities.
Cash used for investing activities of $3.6 billion for the six months ended June 30, 2022 was driven by $15.3 billion in purchases of fixed income investment securities and a $4.6 billion increase in loan balances, partially offset by the sale of $8.5 billion of our AFS portfolio and $8.0 billion in proceeds from maturities and principal pay downs from our fixed income investment securities portfolio.
Cash provided by financing activities was $3.0 billion for the six months ended June 30, 2022, reflective primarily of a $4.4 billion increase in short and long-term borrowings, partially offset by the $1.3 billion decrease in deposits .
Cash and cash equivalents were $15.4 billion and $24.0 billion, respectively, at June 30, 2022 and 2021.
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
Simulation results presented include a beta assumption that is applied in the NII and EVE simulation models for interest-bearing deposits. This reflects management expectations about deposit repricing behavior. This model assumes the overall through a rate-cycle beta for interest-bearing deposits is approximately 60 percent. That is, overall changes in interest-bearing deposit rates would be approximately 60 percent of the change in short-term market rates. These repricing assumptions are reflected as changes in interest expense on interest-bearing deposit balances.
The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 bps at June 30, 2022 and December 31, 2021.

(Dollars in millions)	Estimated	Estimated Increase/(Decrease) in EVE		Estimated	Estimated Increase/(Decrease) in NII
	EVE	Amount	Percent	NII	Amount	Percent
June 30, 2022:
+200	$15,320	$(4,542)	(22.9)%	$6,381	$760	13.5%
+100	17,339	(2,523)	(12.7)	6,000	379	6.7
—	19,862	—	—	5,621	—	—
-100	22,347	2,485	12.5	5,047	(574)	(10.2)
-200	23,923	4,061	20.4	4,482	(1,139)	(20.3)

December 31, 2021:
+200	$24,476	$(1,073)	(4.2)%	$5,258	$981	22.9%
+100	25,140	(409)	(1.6)	4,745	468	10.9
—	25,549	—	—	4,277	—	—
-100	24,042	(1,507)	(5.9)	4,002	(275)	(6.4)
-200	21,410	(4,139)	(16.2)	3,911	(366)	(8.6)
Economic Value of Equity
The estimated EVE in the preceding table is based on a combination of valuation methodologies including a discounted cash flow analysis and a multi-path lattice-based valuation. Both methodologies use publicly available market interest rates to determine discounting factors on projected cash flows. The model simulations and calculations are highly assumption-dependent and will change regularly as the composition of earning assets and funding liabilities change (including the impact of changes in the value of interest rate derivatives, if any), as interest rate environments evolve, and as we change our assumptions in response to relevant market conditions, competition, or business circumstances. These calculations do not reflect forecast changes in our balance sheet or changes we may make to reduce our EVE exposure as a part of our overall interest rate risk management strategy. As noted in the first quarter of 2022, the EVE results in the table above for both December 31, 2021 and June 30, 2022 reflect updates to our deposit model that were deployed during the second quarter of 2022 which impacted our underlying assumptions for deposit decay, curtailment, and pricing behavior. Consistent with our expectations, the EVE profile of our balance sheet at December 31, 2021 showed a reduction in risk for +100 and +200bps instantaneous parallel shift scenarios and increasing risk in the -100 and -200 bps instantaneous parallel shift scenarios as deposit duration increased as a result of the model changes.
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
Our base EVE as of June 30, 2022 decreased $5.7 billion from December 31, 2021, driven primarily by a mix shift from non-interest bearing deposits to interest bearing deposits as well as higher rates during the second quarter of 2022 which extended the duration of our fixed income investment securities portfolio. The EVE profile of our balance sheet at June 30, 2022 now shows an increasing risk in the +100 and +200 bps instantaneous parallel shift scenarios as the extended duration of our fixed income portfolio has increased the market value sensitivity of these securities to rising rates, while the mix shift from non-interest bearing deposits to interest bearing deposits has reduced our deposit duration.

12-Month Net Interest Income Simulation
NII sensitivity is measured as the percentage change in projected 12-month net interest income earned in +/-100 and +/-200 basis point interest rate shock scenarios compared to a base scenario where balances and interest rates are held constant over the forecast horizon. At June 30, 2022, NII sensitivity was 6.7 percent in the +100 bps interest rate scenario, compared to 10.9 percent at December 31, 2021. Our NII sensitivity in the +200bps interest rate shock scenario was 13.5 percent compared to 22.9 percent at December 31, 2021. NII sensitivity in the -100bps scenario of negative 10.2 percent was higher at June 30, 2022, compared to a negative 6.4 percent at December 31, 2021. The -200bps scenario currently indicates a higher percentage change in NII of negative 20.3 percent at June 30, 2022, compared to negative 8.6 percent at December 31, 2021. However, as noted above, the -200 bps scenario is not complete rate shocks in this rate environment, since rates are assumed to be floored at zero. The changes in NII sensitivity are primarily the result of the changes in balance sheet composition described previously, combined with the impact of hedges in the respective parallel rate shock scenarios.
Our base case static 12-month NII forecast at June 30, 2022 increased compared to December 31, 2021 by $1.3 billion, driven primarily by the growth in the balance sheet and the 25bps Fed hike.
A majority of our loans are indexed to Prime and LIBOR. In the upward parallel simulated rate shock scenarios, interest income on assets that are tied to variable rate indexes, primarily our variable rate loans, are expected to benefit our base 12-month NII projections. The opposite is true for downward rate shock scenarios.
The 12-month NII simulations include repricing assumptions on our interest-bearing deposit products of approximately 60%. This assumption is model based and can change based on changing client needs, behavior and our overall funding mix. Repricing of interest-bearing deposits impacts estimated interest expense for a relative change in underlying interest rates.
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

SVB Financial Group

Date: August 8, 2022	/s/ DANIEL BECK
Daniel Beck
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: August 8, 2022	/s/ KAREN HON
Karen Hon
Chief Accounting Officer
(Principal Accounting Officer)