Form 10-Q
period 2022-09-30
SVB FINANCIAL GROUP
filed 2022-11-07
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
At October 31, 2022, 59,104,124 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except par value and share data)	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$13,968	$14,586
Available-for-sale securities, at fair value (cost of $29,502 and $27,370, respectively)	26,711	27,221
Held-to-maturity securities, at amortized cost and net of allowance for credit losses of $6 and $7 (fair value of $77,370 and $97,227, respectively)	93,286	98,195
Non-marketable and other equity securities	2,595	2,543
Total investment securities	122,592	127,959
Loans, amortized cost	72,129	66,276
Allowance for credit losses: loans	(557)	(422)
Net loans	71,572	65,854
Premises and equipment, net of accumulated depreciation and amortization	346	270
Goodwill	375	375
Other intangible assets, net	142	160
Lease right-of-use assets	349	313
Accrued interest receivable and other assets	3,523	1,791
Total assets	$212,867	$211,308
Liabilities and total equity:
Liabilities:
Noninterest-bearing demand deposits	$93,988	$125,851
Interest-bearing deposits	82,831	63,352
Total deposits	176,819	189,203
Short-term borrowings	13,552	71
Lease liabilities	429	388
Other liabilities	2,889	2,467
Long-term debt	3,368	2,570
Total liabilities	197,057	194,699
Commitments and contingencies (Note 11 and Note 14)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 383,500 and 383,500 shares issued and outstanding, respectively	3,646	3,646
Common stock, $0.001 par value, 150,000,000 shares authorized; 59,104,124 and 58,748,469 shares issued and outstanding, respectively	—	—
Additional paid-in capital	5,272	5,157
Retained earnings	8,676	7,442
Accumulated other comprehensive income (loss)	(2,085)	(9)
Total SVBFG stockholders’ equity	15,509	16,236
Noncontrolling interests	301	373
Total equity	15,810	16,609
Total liabilities and total equity	$212,867	$211,308
See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Interest income:
Loans	$865	$519	$2,089	$1,422
Investment securities:
Taxable	545	332	1,618	807
Non-taxable	35	28	105	73
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	76	5	105	12
Total interest income	1,521	884	3,917	2,314
Interest expense:
Deposits	249	19	348	41
Borrowings	74	13	122	33
Total interest expense	323	32	470	74
Net interest income	1,198	852	3,447	2,240
Provision for credit losses	72	21	279	75
Net interest income after provision for credit losses	1,126	831	3,168	2,165
Noninterest income:
Gains (losses) on investment securities, net	(127)	189	(199)	661
Gains on equity warrant assets, net	40	147	120	491
Client investment fees	119	20	237	55
Wealth management and trust fees	19	22	63	22
Foreign exchange fees	74	65	216	189
Credit card fees	37	34	114	93
Deposit service charges	32	29	94	82
Lending related fees	20	21	65	55
Letters of credit and standby letters of credit fees	15	13	43	39
Investment banking revenue	75	90	293	335
Commissions	24	17	73	58
Other	31	25	119	97
Total noninterest income	359	672	1,238	2,177
Noninterest expense:
Compensation and benefits	563	548	1,649	1,418
Professional services	117	104	355	282
Premises and equipment	71	54	189	124
Net occupancy	25	25	74	60
Business development and travel	21	6	62	13
FDIC and state assessments	25	13	57	33
Merger-related charges	7	83	39	102
Other	63	46	188	136
Total noninterest expense	892	879	2,613	2,168
Income before income tax expense	593	624	1,793	2,174
Income tax expense	175	149	489	509
Net income before noncontrolling interests and dividends	418	475	1,304	1,665
Net (income) loss attributable to noncontrolling interests	51	(88)	53	(226)
Preferred stock dividends	(40)	(22)	(123)	(40)
Net income available to common stockholders	$429	$365	$1,234	$1,399
Earnings per common share—basic	$7.26	$6.33	$20.94	$25.54
Earnings per common share—diluted	7.21	6.24	20.73	25.16

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Net income before noncontrolling interests	$418	$475	$1,304	$1,665
Other comprehensive income (loss), net of tax:
Change in foreign currency cumulative translation gains and losses:
Foreign currency translation gains (losses), net of hedges	(39)	(6)	(81)	(4)
Related tax benefit (expense)	11	2	23	1
Change in unrealized gains and losses on AFS securities:
Unrealized holding gains (losses)	(1,187)	(30)	(2,734)	(584)
Related tax benefit (expense)	336	8	774	163
Reclassification adjustment for (gains) losses included in net income	—	—	(48)	—
Related tax benefit (expense)	—	—	14	—
Cumulative-effect adjustment for unrealized losses on securities transferred from AFS to HTM	—	(54)	—	(132)
Related tax benefit (expense)	—	15	—	36
Amortization of unrealized holding net gains (losses) on securities transferred from AFS to HTM	3	—	10	(5)
Related tax benefit (expense)	(1)	—	(3)	1
Change in unrealized gains and losses on cash flow hedges:
Reclassification adjustment for gains included in net income	(14)	(16)	(43)	(47)
Related tax benefit (expense)	4	4	12	13
Other comprehensive income (loss), net of tax	(887)	(77)	(2,076)	(558)
Comprehensive income (loss)	(469)	398	(772)	1,107
Comprehensive (income) loss attributable to noncontrolling interests	51	(88)	53	(226)
Comprehensive income (loss) attributable to SVBFG	$(418)	$310	$(719)	$881
See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in millions, except share data)		Shares	Amount
Balance at December 31, 2020	$340	51,888,463	$—	$1,585	$5,672	$623	$8,220	$213	$8,433
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	374,039	—	(1)	—	—	(1)	—	(1)
Issuance of Common Stock	—	4,527,000	—	2,363	—	—	2,363	—	2,363
Issuance of common stock for the acquisition of Boston Private		1,887,981		1,060			1,060		1,060
Issuance of Preferred Stock	1,724	—	—	—	—	—	1,724	—	1,724
Net Income	—	—	—	—	1,439	—	1,439	226	1,665
Capital calls and distributions, net	—	—	—	—	—	—	—	(70)	(70)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(558)	(558)	—	(558)
Share-based compensation, net	—	—	—	93	—	—	93	—	93
Dividends on preferred stock	—	—	—	—	(40)	—	(40)	—	(40)
Balance at September 30, 2021	$2,064	58,677,483	$—	$5,100	$7,071	$65	$14,300	$369	$14,669
Balance at December 31, 2021	$3,646	58,748,469	$—	$5,157	$7,442	$(9)	$16,236	$373	$16,609
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	355,655	—	(31)	—	—	(31)	—	(31)
Net income	—	—	—	—	1,357	—	1,357	(53)	1,304
Capital calls and distributions, net	—	—	—	—	—	—	—	(19)	(19)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2,076)	(2,076)	—	(2,076)
Share-based compensation, net	—	—	—	146	—	—	146	—	146
Dividends on preferred stock	—	—	—	—	(123)	—	(123)	—	(123)
Balance at September 30, 2022	$3,646	59,104,124	$—	$5,272	$8,676	$(2,085)	$15,509	$301	$15,810
See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(Dollars in millions)	2022	2021
Cash flows from operating activities:
Net income before noncontrolling interests	$1,304	$1,665
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	279	75
Changes in fair values of equity warrant assets, net of proceeds from exercises	(38)	(36)
Changes in fair values of derivatives, net	345	18
Losses (Gains) on investment securities, net	199	(661)
Distributions of earnings from non-marketable and other equity securities	52	166
Depreciation and amortization	155	106
Amortization of premiums and discounts on investment securities, net	271	294
Amortization of share-based compensation	146	93
Amortization of deferred loan fees	(192)	(193)
Deferred income tax (benefit) expense	(173)	73
Excess tax benefit from exercise of stock options and vesting of restricted shares	(20)	(34)
Losses from the write-off of premises and equipment and right-of-use assets	—	38
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(72)	(117)
Accounts receivable and payable, net	(6)	5
Income tax receivable and payable, net	377	(141)
Accrued compensation	(296)	89
Other, net	(487)	(298)
Net cash provided by operating activities	1,844	1,142
Cash flows from investing activities:
Purchases of AFS securities	(12,407)	(5,395)
Proceeds from sales of AFS securities	8,511	168
Proceeds from maturities and paydowns of AFS securities	1,174	3,892
Purchases of HTM securities	(4,961)	(65,048)
Proceeds from maturities and paydowns of HTM securities	9,605	8,993
Purchases of non-marketable and other equity securities	(292)	(310)
Proceeds from sales and distributions of capital of non-marketable and other equity securities	86	587
Net increase in loans	(5,759)	(9,006)
Purchases of premises and equipment	(141)	(77)
Business acquisitions	—	1,116
Net cash used for investing activities	(4,184)	(65,080)
Cash flows from financing activities:
Net (decrease) increase in deposits	(12,384)	60,216
Net increase in short-term borrowings	13,481	13
Proceeds from issuance of long-term debt	798	990
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(19)	(70)
Net proceeds from the issuance of preferred stock	—	1,724
Payment of preferred stock dividend	(123)	(40)
Proceeds from issuance of common stock, ESPP and ESOP, net of restricted stock awards	(31)	2,362
Net cash provided by financing activities	1,722	65,195
Net (decrease) increase in cash and cash equivalents	(618)	1,257
Cash and cash equivalents at beginning of period	14,586	17,622
Cash and cash equivalents at end of period	$13,968	$18,879
Supplemental disclosures:
Cash paid during the period for:
Interest	$412	$57
Income taxes, net of refunds	249	547
Noncash items during the period:
Changes in unrealized gains and losses on AFS securities, net of tax	$(1,994)	$(421)
Distributions of stock from investments	1	62
Transfers from AFS securities to HTM	—	8,953
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation to account for the change in presentation of derivative asset and liability positions and the related cash collateral disclosed in the Summary of Significant Accounting Polices in Part 1, Item 1 of this report. These changes are included in our Consolidated Balance Sheets (unaudited) and Consolidated Statements of Cash Flows (unaudited) as well as the Cash and Cash Equivalents, Derivative Financial Instruments and Fair Value of Financial Instruments footnotes.
Summary of Significant Accounting Policies
During the third quarter of 2022, we changed our presentation of derivative asset and liability positions and the related cash collateral in the unaudited interim consolidated balance sheets. The balances are presented net by counterparty when a legally enforceable right of setoff exists under a master netting arrangement in accordance with ASC 815, Derivatives and Hedging. Previously, fair values of derivative positions were reported in the line items “Accrued interest receivable and other assets” and “Other liabilities” gross. The related cash collateral was reported in the line items "Cash and cash equivalents" and "Short-term borrowings". For impact on presentation, please refer to the balance sheet offsetting section of Note 8 – “Derivative Financial Instruments”. This change had no impact on our net income. We concluded that this presentation was preferable as it better reflects the credit risk of derivatives traded under master netting arrangements. This change represents a change in accounting principle under ASC 250, Accounting Changes and Error Corrections, with retrospective application to the earliest period presented.
In the third quarter of 2022, we also adjusted the allowance models for the CRE and Other C&I loan portfolios to more precisely forecast lifetime loan losses for those portfolios. As a result, the allowance model for the CRE loan portfolio uses a reasonable and supportable forecast period that is less than, but approximately, three years; the Company continues to use a three-year reasonable and supportable forecast period for all other loan loss models. Subsequent to the forecast period period, the CRE and Other C&I models' reversion to average historical losses uses an approach that gradually trends towards the mean historical loss over the remaining contractual lives of loans, whereas all other loan models continue to use an autoregressive approach. The impact on overall reserves as a result of these changes was not material. This change represents a change in accounting estimate under ASC 250, Accounting Changes and Error Corrections, with prospective application.
Other than the above, the accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data — Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 of our 2021 Form 10-K.
2.    Stockholders' Equity and EPS
AOCI
The following table summarizes the items reclassified out of AOCI into the Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2022 and 2021:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	Income Statement Location	2022	2021	2022	2021
Reclassification adjustment for losses (gains) included in net income	Gains (losses) on investment securities, net	$—	$—	$(48)	$—
Related tax expense	Income tax expense	—	—	14	—
Reclassification adjustment for gains on cash flow hedges included in net income	Net interest income	(14)	(16)	(43)	(47)
Related tax expense	Income tax expense	4	4	12	13
Total reclassification adjustment for gains included in net income, net of tax		$(10)	$(12)	$(65)	$(34)
The table below summarizes the activity relating to net gains and losses on our cash flow hedges included in AOCI for the three and nine months ended September 30, 2022 and 2021. Over the next 12 months, we expect that approximately $46 million in AOCI at September 30, 2022, related to unrealized gains will be reclassified out of AOCI and recognized in net income.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Balance, beginning of period, net of tax	$62	$107	$83	$129
Net realized (gain) loss reclassified to net income, net of tax	(10)	(12)	(31)	(34)
Balance, end of period, net of tax	$52	$95	$52	$95
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable for stock options and restricted stock unit awards outstanding under our 2006 Equity Incentive Plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions except per share amounts, shares in thousands)	2022	2021	2022	2021
Numerator:
Net income available to common stockholders	$429	$365	$1,234	$1,399
Denominator:
Weighted average common shares outstanding—basic	59,096	57,723	58,945	54,772
Weighted average effect of dilutive securities:
Stock options and ESPP	165	268	206	278
Restricted stock units and awards	288	530	384	567
Weighted average common shares outstanding—diluted	59,549	58,521	59,535	55,617
Earnings per common share:
Basic	$7.26	$6.33	$20.94	$25.54
Diluted	7.21	6.24	20.73	25.16

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation due to the antidilutive effect for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(Shares in thousands)	2022	2021	2022	2021
Stock options	142	56	105	31
Restricted stock units	477	—	99	—
Total	619	56	204	31
Preferred Stock
The following table summarizes our preferred stock at September 30, 2022:

Series	Description	Amount outstanding (in millions)	Carrying value (in millions)	Shares issued and outstanding	Par Value	Ownership interest per depositary share	Liquidation preference per depositary share	2022 dividends paid per depositary share
Series A	5.25% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	$350	$340	350,000	$0.001	1/40th	$25	$0.984375
Series B	4.100% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	750	739	7,500	0.001	1/100th	1,000	30.75
Series C	4.000% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	1,000	985	10,000	0.001	1/100th	1,000	30.00
Series D	4.250% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	1,000	989	10,000	0.001	1/100th	1,000	33.88
Series E	4.700% Fixed-Rate Non-Cumulative Perpetual Preferred Stock	600	593	6,000	0.001	1/100th	1,000	37.47
Consolidated Statement of Changes in Equity
The following table summarizes the changes in our consolidated equity for the three months ended September 30, 2022 and 2021:

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in millions, except share data)		Shares	Amount
Balance at June 30, 2021	$2,064	54,530,307	$—	$2,755	$6,706	$142	$11,667	$300	$11,967
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	32,195	—	2	—	—	2	—	2
Issuance of Common Stock	—	2,227,000	—	1,245	—	—	1,245	—	1,245
Issuance of common stock for the acquisition of Boston Private	—	1,887,981	—	1,060			1,060		1,060
Net income	—	—	—	—	387	—	387	88	475
Capital calls and distributions, net	—	—	—	—	—	—	—	(19)	(19)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(77)	(77)	—	(77)
Share-based compensation, net	—	—	—	38	—	—	38	—	38
Dividends on preferred stock	—	—	—	—	(22)	—	(22)	—	(22)
Balance at September 30, 2021	$2,064	58,677,483	$—	$5,100	$7,071	$65	$14,300	$369	$14,669
Balance at June 30, 2022	$3,646	59,081,326	$—	$5,223	$8,247	$(1,198)	$15,918	$358	$16,276
Common stock issued under employee benefit plans and ESOP, net of restricted stock cancellations	—	22,798	—	(2)	—	—	(2)	—	(2)
Net income	—	—	—	—	469	—	469	(51)	418
Capital calls and distributions, net	—	—	—	—	—	—	—	(6)	(6)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(887)	(887)	—	(887)
Share-based compensation, net	—	—	—	51	—	—	51	—	51
Dividends on preferred stock	—	—	—	—	(40)	—	(40)	—	(40)
Balance at September 30, 2022	$3,646	59,104,124	$—	$5,272	$8,676	$(2,085)	$15,509	$301	$15,810
3.    Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies, qualified affordable housing projects, and subordinated debt instruments.

The following table presents the carrying amounts and classification of variable interests in consolidated and unconsolidated VIEs as of September 30, 2022 and December 31, 2021:

(Dollars in millions)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
September 30, 2022:
Assets:
Cash and cash equivalents	$7	$—	$—
Non-marketable and other equity securities (1)	767	1,369	1,369
Accrued interest receivable and other assets (2)	35	6	—
Total assets	$809	$1,375	$1,369
Liabilities:
Other liabilities (1)	$23	$672	$—
Long term debt (2)	—	91	—
Total liabilities	$23	$763	$—
December 31, 2021:
Assets:
Cash and cash equivalents	$13	$—	$—
Non-marketable and other equity securities (1)	768	1,233	1,233
Accrued interest receivable and other assets (2)	31	6	—
Total assets	$812	$1,239	$1,233
Liabilities:
Other liabilities (1)	$18	$482	$—
Long term debt (2)	—	90	—
Total liabilities	$18	$572	$—

(1)    Included in our unconsolidated non-marketable and other equity securities portfolio at September 30, 2022 and December 31, 2021 are investments in qualified affordable housing projects of $1.2 billion and $954 million, respectively, and related other liabilities consisting of unfunded commitments of $672 million and $482 million, respectively.
(2)    Included in our unconsolidated accrued interest receivable and other assets are investments in statutory trusts for junior subordinated debt and included in long term debt previously issued by Boston Private and assumed in the acquisition of $6 million and $91 million at September 30, 2022 and $6 million and $90 million at December 31, 2021.
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
As of September 30, 2022, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $786 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $1.4 billion.

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
4.    Cash and Cash Equivalents
The following table details our cash and cash equivalents at September 30, 2022 and December 31, 2021:

(Dollars in millions)	September 30, 2022	December 31, 2021
Cash and due from banks	$1,411	$2,168
Interest bearing deposits with the Federal Reserve Bank	7,550	5,686
Interest bearing deposits with other institutions	4,610	5,773
Securities purchased under agreements to resell (1)	397	607
Other short-term investment securities	—	352
Total cash and cash equivalents	$13,968	$14,586

(1)At September 30, 2022 and December 31, 2021, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $402 million and $620 million, respectively. None of these securities were sold or repledged as of September 30, 2022 and December 31, 2021.
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
AFS Securities
The major components of our AFS investment securities portfolio at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
AFS securities, at fair value:
U.S. Treasury securities	$18,041	$—	$(1,196)	$16,845
U.S. agency debentures	120	—	(20)	100
Foreign government debt securities	1,062	—	(149)	913
Residential MBS:
Agency-issued MBS	7,883	—	(1,200)	6,683
Agency-issued CMO—fixed rate	792	—	(78)	714
Agency-issued CMBS	1,604	—	(148)	1,456
Total AFS securities	$29,502	$—	$(2,791)	$26,711

	December 31, 2021
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
AFS securities, at fair value:
U.S. Treasury securities	$15,799	$121	$(70)	$15,850
U.S. agency debentures	200	—	(4)	196
Foreign government debt securities	61	—	—	61
Residential MBS:
Agency-issued MBS	8,786	13	(210)	8,589
Agency-issued CMO—fixed rate	988	3	(9)	982
Agency-issued CMBS	1,536	27	(20)	1,543
Total AFS securities	$27,370	$164	$(313)	$27,221

The following table summarizes sale activity of AFS securities during the three and nine months ended September 30, 2022 and 2021 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Sales proceeds	$—	$168	$8,511	$168
Net realized gains and losses:
Gross realized gains	—	—	146	—
Gross realized losses	—	—	(98)	—
Net realized gains (losses)	$—	$—	$48	$—
The following tables summarize our AFS securities in an unrealized loss position for which an ACL has not been recorded and summarized into categories of AFS securities that were in an unrealized loss for position for less than 12 months, or 12 months or longer, as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
AFS securities:
U.S. Treasury securities	$13,359	$(958)	$3,487	$(238)	$16,846	$(1,196)
U.S. agency debentures	20	(1)	80	(19)	100	(20)
Foreign government debt securities	913	(149)	—	—	913	(149)
Residential MBS:
Agency-issued MBS	2,236	(304)	4,448	(896)	6,684	(1,200)
Agency-issued CMO —fixed rate	534	(55)	168	(23)	702	(78)
Agency-issued CMBS	806	(59)	649	(89)	1,455	(148)
Total AFS securities (1)	$17,868	$(1,526)	$8,832	$(1,265)	$26,700	$(2,791)

(1)As of September 30, 2022, we identified a total of 804 investments that were in unrealized loss positions with 289 investments in an unrealized loss position for a period of time greater than 12 months. Based on our analysis of the securities in an unrealized loss position as of September 30, 2022, the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase, and therefore, changes in value for securities are included in other comprehensive income. Market valuations and credit loss analyses on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. As of September 30, 2022, we do not intend to sell any of our securities in an unrealized loss position prior to recovery of our amortized cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our amortized cost basis. None of the investments in our AFS securities portfolio were past due as of September 30, 2022.

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

The following table summarizes the fixed income securities, carried at fair value, classified as AFS as of September 30, 2022 by the remaining contractual principal maturities. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as AFS typically have original contractual maturities from 10 to 30 years, whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments.

	September 30, 2022
(Dollars in millions)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$16,845	$936	$15,133	$776	$—
U.S. agency debentures	100	—	34	66	—
Foreign government debt securities	913	41	46	826	—
Residential MBS:
Agency-issued MBS	6,683	—	—	45	6,638
Agency-issued CMO—fixed rate	714	—	—	—	714
Agency-issued CMBS	1,456	—	100	1,356	—
Total	$26,711	$977	$15,313	$3,069	$7,352
HTM Securities
The components of our HTM investment securities portfolio at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	ACL
HTM securities, at cost:
U.S. agency debentures (1)	$486	$—	$(53)	$433	$—
Residential MBS:
Agency-issued MBS	59,200	—	(10,017)	49,183	—
Agency-issued CMO—fixed rate	10,741	—	(1,813)	8,928	—
Agency-issued CMO—variable rate	83	—	(1)	82	—
Agency-issued CMBS	14,644	—	(2,304)	12,340	—
Municipal bonds and notes	7,429	—	(1,612)	5,817	1
Corporate bonds	709	—	(122)	587	5
Total HTM securities	$93,292	$—	$(15,922)	$77,370	$6

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

Allowance for Credit Losses for HTM Securities
For HTM securities, for the three months ended September 30, 2022, the ACL balance remained consistent at $6 million. For HTM securities, for the nine months ended September 30, 2022 the beginning ACL balance was $7 million, the reduction of credit losses was $1 million, and the ending ACL balance was $6 million.
For HTM securities, for the three months ended September 30, 2021, the beginning ACL balance was $5 million, the provision for credit losses was $1 million and the ending ACL balance was $6 million. For HTM securities, for the nine months ended September 30, 2021 the beginning ACL balance was less than $1 million, the provision for credit losses was $6 million and the ending ACL balance was $6 million.
AIR from HTM securities totaled $205 million at September 30, 2022 and $225 million at December 31, 2021 and is reported in "Accrued interest receivable and other assets" in our unaudited interim consolidated balance sheets.
Credit Quality Indicators
On a quarterly basis, management monitors the credit quality for HTM securities through the use of standard credit ratings. The following table summarizes our amortized cost of HTM securities aggregated by credit quality indicator at September 30, 2022 and December 31, 2021:

(Dollars in millions)	September 30, 2022	December 31, 2021
Municipal bonds and notes:
Aaa	$4,270	$3,774
Aa1	1,880	2,031
Aa2	1,081	1,154
Aa3	171	172
A1	27	26
Total municipal bonds and notes	$7,429	$7,157
Corporate bonds:
Aaa	$39	$39
Aa2	42	42
Aa3	105	105
A1	282	251
A2	230	264
A3	11	11
Total corporate bonds	$709	$712
The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as HTM as of September 30, 2022. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as HTM typically have original contractual maturities from 10 to 30 years, whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments; however, we expect to collect substantially all of the recorded investment on these securities.

	September 30, 2022
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Net Carry Value	Fair Value	Net Carry Value	Fair Value	Net Carry Value	Fair Value	Net Carry Value	Fair Value	Net Carry Value	Fair Value
U.S. agency debentures	$486	$433	$1	$1	$118	$111	$367	$321	$—	$—
Residential MBS:
Agency-issued MBS	59,200	49,183	1	1	2	2	1,148	1,063	58,049	48,117
Agency-issued CMO—fixed rate	10,741	8,928	—	—	87	83	154	146	10,500	8,699
Agency-issued CMO—variable rate	83	82	—	—	—	—	—	—	83	82
Agency-issued CMBS	14,644	12,340	45	44	159	146	968	802	13,472	11,348
Municipal bonds and notes	7,428	5,817	25	25	235	222	1,265	1,114	5,903	4,456
Corporate bonds	704	587	—	—	115	102	589	485	—	—
Total	$93,286	$77,370	$72	$71	$716	$666	$4,491	$3,931	$88,007	$72,702

Non-marketable and Other Equity Securities
The major components of our non-marketable and other equity securities portfolio at September 30, 2022 and December 31, 2021 are as follows:

(Dollars in millions)	September 30, 2022	December 31, 2021
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$147	$130
Unconsolidated venture capital and private equity fund investments (2)	123	208
Other investments without a readily determinable fair value (3)	176	164
Other equity securities in public companies (fair value accounting) (4)	29	117
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	639	671
Debt funds	4	5
Other investments	272	294
Investments in qualified affordable housing projects, net (6)	1,205	954
Total non-marketable and other equity securities	$2,595	$2,543

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at September 30, 2022 and December 31, 2021 (fair value accounting):

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$2	12.6%	$2	12.6%
Capital Preferred Return Fund, LP	30	20.0	61	20.0
Growth Partners, LP	25	33.0	67	33.0
Redwood Evergreen Fund, LP	90	100.0	—	—
Total consolidated venture capital and private equity fund investments	$147		$130
(2)The carrying value represents investments in 141 and 150 funds (primarily venture capital funds) at September 30, 2022 and December 31, 2021, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. We carry our unconsolidated venture capital and private equity fund investments at fair value based on the fund investments' net asset values per share as obtained from the general partners of the investments. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example June 30th for our September 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
(3)These investments include direct equity investments in private companies. The carrying value is based on the price at which the investment was acquired plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, financing transactions subsequent to the acquisition of the investment, and a discount for certain investments that have lock-up restrictions or other features that indicate a discount to fair value is warranted.

The following table shows the changes to the carrying amount of other investments without a readily determinable fair value for the nine months ended September 30, 2022:

(Dollars in millions)	Nine months ended September 30, 2022	Cumulative Adjustments
Measurement alternative:
Carrying value at September 30, 2022	$176
Carrying value adjustments:
Impairment	$—	$(1)
Upward changes for observable prices	—	52
Downward changes for observable prices	(6)	(11)
(4)Investments classified as other equity securities (fair value accounting) represent shares held in public companies as a result of exercising public equity warrant assets and direct equity investments in public companies held by our consolidated funds. Changes in equity securities measured at fair value are recognized through net income.
(5)The following table shows the carrying value and our ownership percentage of each investment at September 30, 2022 and December 31, 2021 (equity method accounting):

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$2	8.6%	$3	8.6%
Strategic Investors Fund III, LP	13	5.9	25	5.9
Strategic Investors Fund IV, LP	23	5.0	36	5.0
Strategic Investors Fund V funds	59	Various	87	Various
CP II, LP (i)	2	5.1	2	5.1
Other venture capital and private equity fund investments	540	Various	518	Various
Total venture capital and private equity fund investments	$639		$671
Debt funds:
Gold Hill Capital 2008, LP (ii)	$3	15.5%	$4	15.5%
Other debt funds	1	Various	1	Various
Total debt funds	$4		$5
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$143	50.0%	$154	50.0%
Other investments	129	Various	140	Various
Total other investments	$272		$294

(i)Our ownership includes direct ownership interest of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.
(ii)Our ownership includes direct ownership interest of 11.5 percent and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.
(6)The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of “Other liabilities” on our consolidated balance sheets at September 30, 2022 and December 31, 2021:

(Dollars in millions)	September 30, 2022	December 31, 2021
Investments in qualified affordable housing projects, net	$1,205	$954
Other liabilities	672	482
The following table presents other information relating to our investments in qualified affordable housing projects for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Tax credits and other tax benefits recognized	$30	$9	$80	$63
Amortization expense included in provision for income taxes (i)	17	17	52	48

(i)All investments are amortized using the proportional amortization method, and amortization expense is included in the provision for income taxes.

The following table presents the net gains and losses on non-marketable and other equity securities for the three and nine months ended September 30, 2022 and 2021 as recorded in the line item “Gains on investment securities, net," a component of noninterest income:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Net (losses) gains on non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments	$(52)	$36	$(100)	$72
Unconsolidated venture capital and private equity fund investments	(61)	47	(80)	79
Other investments without a readily determinable fair value	—	(2)	(3)	11
Other equity securities in public companies (fair value accounting)	(8)	(39)	(52)	53
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	(12)	144	(20)	438
Debt funds	(1)	—	(1)	2
Other investments	7	3	9	6
Total net (losses) gains on non-marketable and other equity securities	$(127)	$189	$(247)	$661
Less: realized net gains (losses) on sales of non-marketable and other equity securities	13	(17)	(16)	110
Net (losses) gains on non-marketable and other equity securities still held	$(140)	$206	$(231)	$551
6.    Loans and Allowance for Credit Losses: Loans and Unfunded Credit Commitments
We serve a variety of commercial clients in the private equity/venture capital, technology, life science/healthcare, premium wine and commercial real estate industries. Loans made to private equity/venture capital firm clients typically enable them to fund investments prior to their receipt of funds from capital calls and are reported under the Global Fund Banking class of financing receivable below. Our technology clients generally tend to be in the industries of hardware (such as semiconductors, communications, data, storage and electronics), software/internet (such as infrastructure software, applications, software services, digital content and advertising technology) and ERI. Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Loans to our technology and life science/healthcare clients are reported under the Investor Dependent, Cash Flow Dependent - SLBO and Innovation C&I classes of financing receivable below. We also make commercial and industrial loans, such as working capital lines and term loans for equipment and fixed assets, to clients that are not in the technology and life science/healthcare industries which are reported in the Other C&I class of financing receivable below. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality. Commercial real estate loans are generally acquisition financing for commercial properties such as office buildings, retail properties, apartment buildings, and industrial/warehouse space, which moving forward, will predominantly support the innovation economy segments. In addition to commercial loans, we make consumer loans through SVB Private and provide real estate secured loans to eligible employees through our EHOP.
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

Loan Portfolio Segments and Classes of Financing Receivables
The composition of loans at amortized cost basis broken out by class of financing receivable at September 30, 2022 and December 31, 2021 is presented in the following table:

(Dollars in millions)	September 30, 2022	December 31, 2021
Global fund banking	$40,337	$37,958
Investor dependent:
Early stage	1,911	1,593
Growth stage	4,398	3,951
Total investor dependent	6,309	5,544
Cash flow dependent - SLBO	1,845	1,798
Innovation C&I	8,321	6,673
Private bank	10,102	8,743
CRE	2,609	2,670
Premium wine	1,117	985
Other C&I	1,087	1,257
Other	374	317
PPP	28	331
Total loans (1) (2) (3)	$72,129	$66,276
ACL	(557)	(422)
Net loans	$71,572	$65,854

(1)    Total loans at amortized cost is net of unearned income, deferred fees and costs, and net unamortized premiums and discounts of $244 million and $250 million at September 30, 2022 and December 31, 2021, respectively.
(2)     Included within our total loan portfolio are credit card loans of $582 million and $583 million at September 30, 2022 and December 31, 2021, respectively.
(3)     Included within our total loan portfolio are construction loans of $454 million and $367 million at September 30, 2022 and December 31, 2021, respectively.
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
The following tables summarize the credit quality indicators, broken out by class of financing receivable and vintage year, as of September 30, 2022 and December 31, 2021:

	Term Loans by Origination Year
September 30, 2022 (Dollars in millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Global fund banking:
Risk rating:
Pass	$512	$95	$63	$31	$1	$10	$39,616	$—	$—	$40,328
Criticized	—	—	—	—	—	—	9	—	—	9
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total global fund banking	$512	$95	$63	$31	$1	$10	$39,625	$—	$—	$40,337
Investor dependent:
Early stage:
Risk rating:
Pass	$727	$626	$73	$36	$2	$1	$191	$—	$—	$1,656
Criticized	67	122	27	7	—	2	26	—	—	251
Nonperforming	1	1	—	—	—	—	2	—	—	4
Total early stage	$795	$749	$100	$43	$2	$3	$219	$—	$—	$1,911

	Term Loans by Origination Year
September 30, 2022 (Dollars in millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Growth stage:
Risk rating:
Pass	$1,684	$1,456	$360	$72	$28	$6	$243	$5	$—	$3,854
Criticized	147	233	53	14	5	—	49	—	—	501
Nonperforming	19	18	2	—	—	—	4	—	—	43
Total growth stage	$1,850	$1,707	$415	$86	$33	$6	$296	$5	$—	$4,398
Total investor dependent	$2,645	$2,456	$515	$129	$35	$9	$515	$5	$—	$6,309
Cash flow dependent - SLBO:
Risk rating:
Pass	$678	$609	$199	$203	$14	$39	$30	$—	$—	$1,772
Criticized	20	—	16	2	1	22	5	—	—	66
Nonperforming	—	—	—	—	5	—	2	—	—	7
Total cash flow dependent - SLBO	$698	$609	$215	$205	$20	$61	$37	$—	$—	$1,845
Innovation C&I
Risk rating:
Pass	$1,788	$1,734	$773	$166	$18	$54	$3,102	$—	$—	$7,635
Criticized	49	148	121	32	11	—	324	—	—	685
Nonperforming	—	—	—	—	—	—	1	—	—	1
Total innovation C&I	$1,837	$1,882	$894	$198	$29	$54	$3,427	$—	$—	$8,321
Private bank:
Risk rating:
Pass	$2,210	$2,817	$1,753	$948	$441	$1,054	$818	$5	$—	$10,046
Criticized	—	16	—	2	—	15	10	—	—	43
Nonperforming	—	—	1	2	1	8	1	—	—	13
Total private bank	$2,210	$2,833	$1,754	$952	$442	$1,077	$829	$5	$—	$10,102
CRE
Risk rating:
Pass	$406	$292	$181	$240	$143	$894	$96	$5	$—	$2,257
Criticized	2	4	51	135	24	114	17	—	—	347
Nonperforming	—	—	—	5	—	—	—	—	—	5
Total CRE	$408	$296	$232	$380	$167	$1,008	$113	$5	$—	$2,609
Premium wine:
Risk rating:
Pass	$255	$213	$91	$137	$47	$144	$156	$34	$—	$1,077
Criticized	1	5	—	7	9	9	9	—	—	40
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total premium wine	$256	$218	$91	$144	$56	$153	$165	$34	$—	$1,117
Other C&I
Risk rating:
Pass	$31	$149	$161	$70	$81	$304	$234	$10	$—	$1,040
Criticized	1	—	3	6	3	19	11	1	—	44
Nonperforming	—	—	1	—	1	1	—	—	—	3
Total other C&I	$32	$149	$165	$76	$85	$324	$245	$11	$—	$1,087
Other:
Risk rating:
Pass	$25	$151	$172	$30	$—	$—	$11	$—	$(44)	$345
Criticized	—	3	17	9	—	—	—	—	—	29
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total other	$25	$154	$189	$39	$—	$—	$11	$—	$(44)	$374
PPP:
Risk rating:
Pass	$—	$16	$3	$—	$—	$—	$—	$—	$—	$19
Criticized	—	3	6	—	—	—	—	—	—	9
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total PPP	$—	$19	$9	$—	$—	$—	$—	$—	$—	$28

	Term Loans by Origination Year
September 30, 2022 (Dollars in millions)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Total loans	$8,623	$8,711	$4,127	$2,154	$835	$2,696	$44,967	$60	$(44)	$72,129

(1)    These amounts consist of fees and clearing items that have not yet been allocated at the loan level.

	Term Loans by Origination Year
December 31, 2021 (Dollars in millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Global fund banking:
Risk rating:
Pass	$764	$115	$36	$6	$8	$4	$36,955	$—	$—	$37,888
Criticized	50	18	—	—	—	1	1	—	—	70
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total global fund banking	$814	$133	$36	$6	$8	$5	$36,956	$—	$—	$37,958
Investor dependent:
Early stage:
Risk rating:
Pass	$754	$287	$122	$26	$6	$1	$171	$—	$—	$1,367
Criticized	64	87	30	5	—	—	29	—	—	215
Nonperforming	2	5	3	—	—	—	1	—	—	11
Total early stage	$820	$379	$155	$31	$6	$1	$201	$—	$—	$1,593
Growth stage:
Risk rating:
Pass	$2,072	$910	$265	$78	$14	$1	$286	$5	$—	$3,631
Criticized	159	85	27	6	3	—	34	—	—	314
Nonperforming	2	—	1	2	—	—	1	—	—	6
Total growth stage	$2,233	$995	$293	$86	$17	$1	$321	$5	$—	$3,951
Total investor dependent	$3,053	$1,374	$448	$117	$23	$2	$522	$5	$—	$5,544
Cash flow dependent - SLBO:
Risk rating:
Pass	$875	$384	$252	$72	$76	$2	$35	$—	$—	$1,696
Criticized	—	—	20	25	—	13	10	—	—	68
Nonperforming	—	—	12	10	7	—	5	—	—	34
Total cash flow dependent - SLBO	$875	$384	$284	$107	$83	$15	$50	$—	$—	$1,798
Innovation C&I:
Risk rating:
Pass	$2,230	$1,058	$288	$123	$58	$—	$2,411	$—	$—	$6,168
Criticized	64	130	62	12	—	—	236	—	—	504
Nonperforming	—	—	—	—	—	—	1	—	—	1
Total Innovation C&I	$2,294	$1,188	$350	$135	$58	$—	$2,648	$—	$—	$6,673
Private bank:
Risk rating:
Pass	$2,952	$2,015	$1,122	$520	$432	$952	$705	$8	$—	$8,706
Criticized	—	—	2	—	2	9	3	—	—	16
Nonperforming	—	—	2	9	—	8	2	—	—	21
Total private bank	$2,952	$2,015	$1,126	$529	$434	$969	$710	$8	$—	$8,743
CRE
Risk rating:
Pass	$326	$215	$344	$155	$236	$868	$110	$2	$—	$2,256
Criticized	3	39	114	37	47	139	18	12	—	409
Nonperforming	—	—	5	—	—	—	—	—	—	5
Total CRE	$329	$254	$463	$192	$283	$1,007	$128	$14	$—	$2,670
Premium wine:
Risk rating:
Pass	$217	$112	$156	$69	$71	$162	$125	$34	$—	$946
Criticized	1	7	11	9	—	—	11	—	—	39
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total Premium wine	$218	$119	$167	$78	$71	$162	$136	$34	$—	$985
Other C&I
Risk rating:
Pass	$181	$175	$82	$86	$28	$301	$350	$11	$—	$1,214
Criticized	5	6	6	7	2	—	8	5	—	39
Nonperforming	—	—	—	2	—	1	1	—	—	4
Total other C&I	$186	$181	$88	$95	$30	$302	$359	$16	$—	$1,257
Other:

	Term Loans by Origination Year
December 31, 2021 (Dollars in millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Unallocated (1)	Total
Risk rating:
Pass	$61	$144	$82	$20	$14	$—	$7	$—	$(21)	$307
Criticized	—	7	1	—	2	—	—	—	—	10
Nonperforming	—	—	—	—	—	—	—	—	—	—
Total other	$61	$151	$83	$20	$16	$—	$7	$—	$(21)	$317
PPP:
Risk rating:
Pass	$226	$72	$—	$—	$—	$—	$—	$—	$—	$298
Criticized	22	9	—	—	—	—	—	—	—	31
Nonperforming	2	—	—	—	—	—	—	—	—	2
Total PPP	$250	$81	$—	$—	$—	$—	$—	$—	$—	$331
Total loans	$11,032	$5,880	$3,045	$1,279	$1,006	$2,462	$41,516	$77	$(21)	$66,276

(1)    These amounts consist of fees and clearing items that have not yet been allocated at the loan level.

Allowance for Credit Losses: Loans
In the third quarter of 2022, the ACL for loans increased by $12 million, driven primarily by loan growth and the continued deterioration in projected economic conditions.
The Moody's Analytics September 2022 forecast was utilized in our quantitative model for the ACL as of September 30, 2022. The forecast assumptions included a significantly worse housing price index growth rate than that of last quarter, as well as a lower gross domestic product growth rate. The forecast's starting unemployment rate was unchanged from prior quarter, but it is worse in future quarters than in previous projections. The overall impact of these assumptions was a worse forecast than that used at June 30, 2022.
Additionally, we reduced the weighting applied to the Moody's downside economic scenario to reflect that the September forecasts more closely aligned with our expectations as of September 30, 2022, thereby no longer requiring a downside weighting as significant as in the previous quarter. To the extent we identified credit risk considerations that were not captured by the Moody's Analytics September 2022 forecast, we addressed the risk through management's adjustments to the scenario weightings. After adjusting the weightings accordingly, we determined the forecast to be representative of our outlook for the economy given the available information at current quarter end.
We do not estimate expected credit losses on AIR on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $294 million at September 30, 2022 and $171 million at December 31, 2021 and is reported in "Accrued interest receivable and other assets" in our unaudited interim consolidated balance sheets.
The following tables summarize the activity relating to our ACL for loans for the three and nine months ended September 30, 2022 and 2021, broken out by portfolio segment:

Three months ended September 30, 2022	Beginning Balance June 30, 2022	Charge-offs	Recoveries	Provision (Reduction) for Credit Loss for Loans	Foreign Currency Translation Adjustments	Ending Balance September 30, 2022
(Dollars in millions)
Global fund banking	$89	$—	$6	$(4)	$—	$91
Investor dependent	224	(20)	4	25	1	234
Cash flow dependent and innovation C&I	130	(5)	—	11	—	136
Private bank	45	—	—	2	—	47
CRE	34	—	—	(7)	—	27
Other C&I	12	(1)	1	—	—	12
Premium wine and other	11	—	—	3	(4)	10
Total ACL	$545	$(26)	$11	$30	$(3)	$557

Three months ended September 30, 2021	Beginning Balance June 30, 2021	Initial Allowance on PCD Loans	Charge-offs	Recoveries	Provision (Reduction) for Credit Loss for Loans	Ending Balance September 30, 2021
(Dollars in millions)
Global fund banking	$66	$—	$—	$—	$(7)	$59
Investor dependent	158	—	(17)	5	(8)	138
Cash flow dependent and innovation C&I	119	—	(1)	3	(12)	109
Private bank	47	1	(1)	—	(16)	31
CRE	—	17	—	—	23	40
Other C&I	—	4	—	—	8	12
Premium wine and other	6	—	—	—	3	9
Total ACL	$396	$22	$(19)	$8	$(9)	$398

Nine months ended September 30, 2022	Beginning Balance December 31, 2021	Charge-offs	Recoveries	Provision (Reduction) for Credit Loss for Loans	Foreign Currency Translation Adjustments	Ending Balance September 30, 2022
(Dollars in millions)
Global fund banking	$67	$—	$6	$18	$—	$91
Investor dependent	146	(53)	13	126	2	234
Cash flow dependent and innovation C&I	118	(9)	—	27	—	136
Private Bank	33	—	2	12	—	47
CRE	36	—	—	(9)	—	27
Other C&I	14	(3)	1	—	—	12
Premium wine and other	8	(1)	1	10	(8)	10
Total ACL	$422	$(66)	$23	$184	$(6)	$557

Nine months ended September 30, 2021	Beginning Balance December 31, 2020	Initial Allowance on PCD Loans	Charge-offs	Recoveries	Provision (Reduction) for Credit Loss for Loans	Ending Balance September 30, 2021
(Dollars in millions)
Global fund banking	$46	$—	$(80)	$—	$93	$59
Investor dependent	213	—	(37)	13	(51)	138
Cash flow dependent and innovation C&I	125	—	(8)	3	(11)	109
Private Bank	53	1	(3)	—	(20)	31
CRE	—	17	—	—	23	40
Other C&I	—	4	—	—	8	12
Premium wine and other	9	—	(1)	—	1	9
PPP	2	—	—	—	(2)	—
Total ACL	$448	$22	$(129)	$16	$41	$398

The following table summarizes the aging of our loans broken out by class of financing receivable as of September 30, 2022 and December 31, 2021:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	Equal to or Greater Than 90 Days Past Due	Total Past Due	Current	Total	Loans Past Due 90 Days or More Still Accruing Interest
September 30, 2022:
Global fund banking	$—	$—	$—	$—	$40,337	$40,337	$—
Investor dependent:
Early stage	2	2	1	5	1,906	1,911	—
Growth stage	26	13	2	41	4,357	4,398	—
Total investor dependent	28	15	3	46	6,263	6,309	—
Cash flow dependent - SLBO	4	—	—	4	1,841	1,845	—
Innovation C&I	6	3	—	9	8,312	8,321	—
Private bank	1	12	5	18	10,084	10,102	1
CRE	1	7	5	13	2,596	2,609	—
Premium wine	3	—	—	3	1,114	1,117	—
Other C&I	—	3	—	3	1,084	1,087	—
Other	—	—	—	—	374	374	—
PPP	—	—	6	6	22	28	5
Total loans	$43	$40	$19	$102	$72,027	$72,129	$6
December 31, 2021:
Global fund banking	$—	$—	$—	$—	$37,958	$37,958	$—
Investor dependent:
Early stage	6	5	—	11	1,582	1,593	—
Growth stage	16	—	—	16	3,935	3,951	—
Total investor dependent	22	5	—	27	5,517	5,544	—
Cash flow dependent - SLBO	—	—	—	—	1,798	1,798	—
Innovation C&I	7	—	7	14	6,659	6,673	7
Private bank	28	1	12	41	8,702	8,743	—
CRE	1	—	—	1	2,669	2,670	—
Premium wine	3	—	—	3	982	985	—
Other C&I	1	2	1	4	1,253	1,257	—
Other	—	—	—	—	317	317	—
PPP	1	—	—	1	330	331	—
Total loans	$63	$8	$20	$91	$66,185	$66,276	$7
Nonaccrual Loans
The following table summarizes our nonaccrual loans with no allowance for credit loss at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(Dollars in millions)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Loss
Investor dependent:
Early stage	$4	$—	$11	$—
Growth stage	43	1	6	—
Total investor dependent	47	1	17	—
Cash flow dependent - SLBO	7	—	34	—
Innovation C&I	1	—	1	1
Private bank	13	6	21	8
CRE	5	—	5	—
Other C&I	3	—	4	—
PPP	—	—	2	—
Total nonaccrual loans	$76	$7	$84	$9

TDRs
As of September 30, 2022, we had 39 TDRs with a total carrying value of $85 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. We had no unfunded commitments available for funding to the clients associated with these TDRs as of September 30, 2022.
The following table summarizes our loans modified in TDRs, broken out by class of financing receivable at September 30, 2022 and December 31, 2021:

(Dollars in millions)	September 30, 2022	December 31, 2021
Loans modified in TDRs:
Investor dependent:
Early stage	$1	$12
Growth stage	32	3
Total investor dependent	33	15
Cash flow dependent - SLBO	8	34
Innovation C&I	1	—
Private bank	8	12
CRE	33	33
Other C&I	2	2
Total loans modified in TDRs	$85	$96
The following table summarizes the recorded investment in loans modified in TDRs, broken out by class of financing receivable, for modifications made during the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Loans modified in TDRs during the period:
Investor dependent:
Early stage	$1	$—	$1	$1
Growth stage	12	8	32	8
Total investor dependent	13	8	33	9
Cash flow dependent - SLBO	—	—	—	12
Innovation C&I	1	—	1	—
Private bank	—	2	1	2
CRE	5	43	5	43
Total loans modified in TDRs during the period (1)	$19	$53	$40	$66

(1)There were $4 million of partial charge-offs for the three months ended September 30, 2022 and $9 million of partial charge-offs for the nine months then ended. There were no partial charge-offs for the three months ended September 30, 2021 and $7 million of partial charge-offs for the nine months then ended.

During the three months ended September 30, 2022, new TDRs of $19 million were modified through payment deferrals granted to our clients. During the three months ended September 30, 2021, new TDRs of $17 million were modified through payment deferrals granted to our clients, $14 million were modified through term extensions and $22 million were modified through a combination thereof.
During the nine months ended September 30, 2022, new TDRs of $38 million were modified through payment deferrals granted to our clients, $1 million were modified through rate reductions and $1 million were modified through settlement. During the nine months ended September 30, 2021, new TDRs of $30 million were modified through payment deferrals granted to our clients, $14 million were modified through term extensions and $22 million were modified through a combination thereof.
Of loans modified in TDRs within the previous 12 months, $1 million in Investor Dependent - Early Stage defaulted on the modified terms during the three and nine months ended September 30, 2022. There were no defaults of loans modified in TDRs during the three and nine months ended September 30, 2021.
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the ACL for loans, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and nonaccrual loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs, we determined that no change to our reserving methodology for TDRs was necessary to determine the ACL for loans as of September 30, 2022.

ACL: Unfunded Credit Commitments
We maintain a separate ACL for unfunded credit commitments that is determined using a methodology that is inherently similar to the methodology used for calculating the ACL for loans. At September 30, 2022, our ACL estimates utilized the Moody's economic forecasts from September 30, 2022 as mentioned above. In the third quarter of 2022, the ACL for unfunded commitments increased by $41 million from the prior quarter, driven primarily by continued growth in our outstanding commitments, as well as the same deterioration in projected economic conditions described above.
The following table summarizes the activity relating to our ACL for unfunded credit commitments for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
ACL: unfunded credit commitments, beginning balance	$224	$120	171	$121
Provision for (reduction in) credit losses	42	29	96	28
Foreign currency translation adjustments	(1)	—	(2)	—
ACL: unfunded credit commitments, ending balance (1)	$265	$149	$265	$149

(1)The “ACL: unfunded credit commitments” is included as a component of “other liabilities” on our unaudited interim consolidated balance sheets. See Note 11 — “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of this report for additional disclosures related to our commitments to extend credit.
7.     Goodwill and Other Intangible Assets

Goodwill
Goodwill at both September 30, 2022 and December 31, 2021 was $375 million, which was a result of goodwill recognized for the acquisitions of SVB Securities, WestRiver Group's debt fund business, Boston Private and MoffettNathanson LLC.
Other Intangible Assets
The components of net other intangible assets were as follows:

	September 30, 2022			December 31, 2021
(Dollars in millions)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
Customer relationships	$135	$27	$108	$135	$16	$119
Other	57	23	34	57	16	41
Total other intangible assets	$192	$50	$142	$192	$32	$160

For the nine months ended September 30, 2022, we recorded amortization expense of $18 million. Assuming no future impairments of other intangible assets or additional acquisitions or dispositions, the following table presents the Company's future expected amortization expense for other intangible assets that will continue to be amortized as of September 30, 2022:

Years ended December 31, (Dollars in millions)	Other Intangible Assets
2022 (excluding the nine months ended September 30, 2022)	$6
2023	22
2024	20
2025	17
2026	15
2027 and thereafter	62
Total future amortization expense	$142

8.    Derivative Financial Instruments
We primarily use derivative financial instruments to manage interest rate risk and currency exchange rate risk and to assist customers with their risk management objectives, which may include currency exchange rate risks and interest rate risks. Also, in connection with negotiating credit facilities and certain other services, we often obtain equity warrant assets, giving us the right to acquire stock in private, venture-backed companies in the technology and life science/healthcare industries.
Interest Rate Risk
Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk on our interest rate sensitive assets, we have entered into interest rate swap contracts to hedge against future changes in interest rates.
Fair Value Hedges
To manage interest rate risk on our AFS securities portfolio, we enter into pay-fixed, receive-floating interest rate swap contracts to hedge against exposure to changes in the fair value of the securities resulting from changes in interest rates. We designate these interest rate swap contracts as fair value hedges that qualify for hedge accounting under ASC 815, Derivatives and Hedging ("ASC 815") and have elected to account for a portion of the hedges using the last-of-layer method as outlined in ASC 815. We record the interest rate swaps in other assets and other liabilities. For qualifying fair value hedges, both the changes in the fair value of the derivative and the portion of the fair value adjustments associated with the last-of-layer attributable to the hedged risk are recognized into earnings as they occur. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item in the line item "investment securities" as part of interest income, a component of consolidated net income.
We assess hedge effectiveness under ASC 815 on a quarterly basis to ensure all hedges remain highly effective and hedge accounting under ASC 815 can be applied. In conjunction with the assessment of effectiveness, we assess the hedged item to ensure it is expected to be outstanding at the hedged item’s assumed maturity date and the last-of-layer method of accounting under ASC 815 can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge per ASC 815, any remaining fair value basis adjustments are allocated to the individual assets in the portfolio and amortized into earnings over a period consistent with the amortization of other discounts and premiums associated with the respective assets. As allowed under GAAP, we apply the "shortcut" method of accounting to a portion of our fair value hedges which assumes there is perfect effectiveness.
The following table summarizes the amortized cost basis of hedged assets that are designated and qualify as fair value hedges and the cumulative amount of fair value hedging adjustments included in the carrying value that have been recorded on our unaudited interim consolidated balance sheets as of September 30, 2022 and December 31, 2021:

		Cumulative Amount of Fair Value Hedging Adjustment Included in the Amortized Cost Basis of the Hedged Assets
(Dollars in millions)	Amortized Cost Basis of the Hedged Assets	Active	Terminated
September 30, 2022
AFS securities	$8,773	$—	$(301)
December 31, 2021
AFS securities (1)	$15,260	$(131)	$6

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
We assess hedge effectiveness under ASC 815 on a quarterly basis to ensure all hedges remain highly effective and hedge accounting under ASC 815 can be applied. If the hedging relationship no longer exists or no longer qualifies as a hedge per ASC 815, any amounts remaining as gain or loss in AOCI are reclassified into earnings in the line item "loans" as part of interest income, a component of consolidated net income. As of March 31, 2020, all derivatives previously classified as hedges with notional balances totaling $5.0 billion and a net asset fair value of $228 million were terminated. As of September 30, 2022, the total unrealized gains on terminated cash flow hedges remaining in AOCI was $73 million ($52 million net of tax). The unrealized gains will be reclassified into interest income as the underlying forecasted transactions impact earnings through the original maturity of the hedged forecasted transactions. The total remaining term over which the unrealized gains will be reclassified into earnings is approximately three years.
Currency Exchange Risk
Derivatives not designated as hedging instruments
We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure risk associated with the net difference between foreign currency denominated assets and liabilities. Gains or losses from changes in currency rates on foreign currency denominated instruments are recorded in the line item “other” as part of noninterest income, a component of consolidated net income. We may experience ineffectiveness in the economic hedging relationship, because the instruments are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in other assets and loss positions in other liabilities, while net changes in fair value are recorded in the line item “other” as part of noninterest income, a component of consolidated net income.
Derivatives designated as hedging instruments
We enter into net investment hedges to hedge against the foreign currency risk of a net investment in foreign operations. Certain foreign exchange contracts are designated as net investment hedges to minimize our exposure to variability in the foreign currency translation of net investments in non-U.S. subsidiaries. For qualifying net investment hedges under ASC 815, changes in the spot rate of the net investment hedges of foreign operations are recorded in OCI in the line item "foreign currency translation (losses) gains, net of hedges." We assess hedge effectiveness under ASC 815 at least quarterly to ensure all hedges remain effective and hedge accounting can be applied. Net investment hedge pretax gains (losses) of $94 million were recognized in AOCI related to foreign exchange contracts for the three and nine months ending September 30, 2022.
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
We enter into total return swaps related to certain of our equity funds, which manages the risk of exposure from the volatility of equity investments in the funds. We do not designate any total return swaps as derivative instruments that qualify for hedge accounting. Gains or losses from changes in fair value are recognized as net gains or losses in the line item "other" in noninterest income, a component of consolidated net income.
Also included in our derivative instruments are equity warrant assets and client forward, option, swap, and interest rate contracts. For further description of these other derivative instruments, refer to Note 2 — “Summary of Significant Accounting Policies" under Part II, Item 8 of our 2021 Form 10-K.
Counterparty Credit Risk
We are exposed to credit risk if counterparties to our derivative contracts do not perform as expected. We mitigate counterparty credit risk through credit approvals, limits, and monitoring procedures and by obtaining collateral, as appropriate. With respect to measuring counterparty credit risk for derivative instruments, we measure the fair value of a group of financial assets and financial liabilities on a net risk basis by counterparty portfolio.
The total notional or contractual amounts and fair value of our derivative financial instruments at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022			December 31, 2021
	Notional or Contractual Amount	Fair Value		Notional or Contractual Amount	Fair Value
(Dollars in millions)		Derivative Assets (1)	Derivative Liabilities (1)		Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps (2)	$—	$—	$—	$10,700	$18	$—
Currency exchange risks:
Foreign exchange contracts	1,546	94	—	—	—	—
Total derivatives designated as hedging instruments		94	—		18	—
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange contracts	2,860	46	—	701	16	—
Foreign exchange contracts	308	—	13	62	—	2
Other derivative instruments:
Equity warrant assets	353	351	—	322	277	—
Contingent conversion rights	52	6	—	—	—	—
Client foreign exchange contracts	10,658	500	—	8,245	146	—
Client foreign exchange contracts	10,615	—	499	7,764	—	126
Total return swaps	110	25	—	—	—	—
Client foreign currency options	266	11	—	688	9	—
Client foreign currency options	266	—	11	688	—	9
Client interest rate derivatives (2)	2,248	128	—	2,178	99	—
Client interest rate derivatives	2,447	—	235	2,315	—	101
Total derivatives not designated as hedging instruments		1,067	758		547	238
Total gross derivatives		1,161	758		565	238
Less: netting adjustment (3)		(495)	(234)		(137)	(120)
Total derivatives		$666	$524		$428	$118

(1)Derivative assets and liabilities are included in "accrued interest receivable and other assets" and "other liabilities", respectively, on our consolidated balance sheets.
(2)The amount reported reflects reductions of approximately $117 million and $112 million of derivative assets at September 30, 2022 and December 31, 2021, respectively, reflecting variation margin treated as settlement of the related derivative fair values for legal and accounting purposes as required by central clearing houses.
(3)For some counterparties, the collateral amounts of financial instruments may exceed the derivative receivables and derivative payables balances. Where this is the case, the total amount reported is limited to the net derivative receivables and net derivative payables balances with that counterparty. There was approximately $6 million of cash collateral in excess of net derivative receivables and $1 million of cash collateral in excess of net derivative payables balances not included in the netting adjustment at September 30, 2022, and December 31, 2021, respectively.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 is as follows:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	Statement of income location	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate risks:
Amounts reclassified from AOCI into income	Interest income - loans	$14	$16	$43	$47
Change in fair value of interest rate swaps hedging investment securities	Interest income - investment securities taxable	(2)	5	384	18
Change in fair value of hedged investment securities	Interest income - investment securities taxable	1	(6)	(385)	(19)
Net gains associated with interest rate risk derivatives		$13	$15	$42	$46
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on revaluations of internal foreign currency instruments, net	Other noninterest income	$47	$(14)	26	$(35)
(Losses) gains on internal foreign exchange forward contracts, net	Other noninterest income	(51)	14	(31)	35
Net losses associated with internal currency risk		$(4)	$—	$(5)	$—
Other derivative instruments:
Gains on revaluations of client foreign currency instruments, net	Other noninterest income	$12	$1	$7	$16
(Losses) gains on client foreign exchange forward contracts, net	Other noninterest income	(2)	(5)	5	(15)
Net gains (losses) associated with client currency risk		$10	$(4)	$12	$1
(Losses) gains on total return swaps	Other noninterest income	$(2)	$—	$25	$—
Net gains on equity warrant assets	Gains on equity warrant assets, net	$40	$147	$120	$491
Net gains on other derivatives	Other noninterest income	$2	$2	$8	$4

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of September 30, 2022 and December 31, 2021:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position (1)		Net Amounts of Assets Presented in the Statement of Financial Position (1)	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount
(Dollars in millions)		Financial Instruments	Cash Collateral Received
September 30, 2022
Derivatives	$597	$(229)	$(266)	$102	$—	$102
Reverse repurchase, securities borrowing, and similar arrangements	397	—	—	397	(397)	—
Total	$994	$(229)	$(266)	$499	$(397)	$102
December 31, 2021
Derivatives	$165	$(87)	$(50)	$28	$—	$28
Reverse repurchase, securities borrowing, and similar arrangements	607	—	—	607	(607)	—
Total	$772	$(87)	$(50)	$635	$(607)	$28

(1)During the third quarter of 2022, we changed our accounting policy to report the fair values of our derivative assets and liabilities subject to ISDA master netting arrangements on a net basis where a right of setoff exists. The net derivative fair values have been further adjusted for cash collateral received/pledged. The change in accounting policy was applied retrospectively, and prior periods have been revised to conform with current period presentation.
The following table summarizes our liabilities subject to enforceable master netting arrangements as of September 30, 2022 and December 31, 2021:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position (1)		Net Amounts of Liabilities Presented in the Statement of Financial Position (1)	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
September 30, 2022
Derivatives	$256	$(229)	$(5)	$22	$—	$22
Repurchase, securities lending, and similar arrangements	36	—	—	36	—	36
Total	$292	$(229)	$(5)	$58	$—	$58
December 31, 2021
Derivatives	$148	$(87)	$(33)	$28	$—	$28
Repurchase, securities lending, and similar arrangements	61	—	—	61	—	61
Total	$209	$(87)	$(33)	$89	$—	$89

(1)During the third quarter of 2022, we changed our accounting policy to report the fair values of our derivative assets and liabilities subject to ISDA master netting arrangements on a net basis where a right of setoff exists. The net derivative fair values have been further adjusted for cash collateral received/pledged. The change in accounting policy was applied retrospectively, and prior periods have been revised to conform with current period presentation.
9.    Noninterest Income
All of the Company's revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, is recognized within noninterest income. Included below is a summary of noninterest income for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Noninterest income:
Gains (losses) on investment securities, net	$(127)	$189	$(199)	$661
Gains on equity warrant assets, net	40	147	120	491
Client investment fees	119	20	237	55
Wealth management and trust fees	19	22	63	22
Foreign exchange fees	74	65	216	189
Credit card fees	37	34	114	93
Deposit service charges	32	29	94	82
Lending related fees	20	21	65	55
Letters of credit and standby letters of credit fees	15	13	43	39
Investment banking revenue	75	90	293	335
Commissions	24	17	73	58
Other	31	25	119	97
Total noninterest income	$359	$672	$1,238	$2,177
Gains on investment securities, net
Net gains (losses) on investment securities include both gains and losses from our non-marketable and other equity securities, which include public equity securities held as a result of exercised equity warrant assets, gains and losses from sales of our AFS debt securities portfolio, when applicable, and carried interest.
Our non-marketable and other equity securities portfolio primarily represents investments in venture capital and private equity funds, SPD-SVB, debt and credit funds, private and public portfolio companies, which include public equity securities held as a result of exercised equity warrant assets, and qualified affordable housing projects. We experience variability in the performance of our non-marketable and other equity securities from period to period, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains and losses from non-marketable and other equity securities for any single period are typically driven by valuation changes.
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
Carried interest is comprised of preferential allocations of profits recognizable when the return on assets of our individual managed fund of funds and direct venture funds exceeds certain performance targets and is payable to us, as the general partners of the managed funds. The carried interest we earn is often shared with employees, who are also members of the general partner entities. We record carried interest on a quarterly basis by measuring fund performance to date versus the performance target. For our unconsolidated managed funds, carried interest is recorded as gains on investment securities, net. For our consolidated managed funds, it is recorded as a component of net income attributable to noncontrolling interests. Carried interest allocated to others is recorded as a component of net income attributable to noncontrolling interests. Any carried interest paid to us (or our employees) may be subject to reversal to the extent fund performance declines to a level where inception to date carried interest is lower than actual payments made by the funds. The limited partnership agreements for our funds provide that carried interest is generally not paid to the general partners until the funds have provided a full return of contributed capital to the limited partners. Accrued, but unpaid carried interest may be subject to reversal to the extent that the fund performance declines to a level where inception-to-date carried interest is less than prior amounts recognized. Carried interest income is accounted for under an ownership model based on ASC 323, Equity Method of Accounting and ASC 810, Consolidation.
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

Gains and losses on investment securities are recognized outside of the scope of ASC 606, as it explicitly excludes noninterest income earned from our investment-related activities. A summary of gains and losses on investment securities for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Gains (losses) on non-marketable and other equity securities, net	$(127)	$189	$(247)	$661
Gains (losses) on sales of AFS securities, net	—	—	48	—
Total gains (losses) on investment securities, net	$(127)	$189	$(199)	$661
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
Gains on equity warrant assets are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of net gains on equity warrant assets for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Equity warrant assets:
Gains on exercises, net	$9	$91	$44	$381
Terminations	(1)	(1)	(3)	(2)
Changes in fair value, net	32	57	79	112
Total net gains on equity warrant assets	$40	$147	$120	$491
Client investment fees
Client investment fees include fees earned from discretionary investment management services for managing clients’ portfolios based on their investment policies, strategies and objectives. Revenue is recognized on a monthly basis upon completion of our performance obligation, and consideration is typically received in the subsequent month. Included in our sweep money market fees are Rule 12(b)-1 fees, revenue sharing and customer transactional-based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period, typically monthly. Transactional based fees are earned and recognized on fixed income securities when the transaction is executed on the clients' behalf. Amounts paid to third-party service providers are predominantly expensed, such that client investment fees are recorded gross of payments made to third parties. A summary of client investment fees by instrument type for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Client investment fees by type:
Sweep money market fees	$64	$12	$144	$31
Asset management fees (1)	16	7	41	22
Repurchase agreement fees	39	1	52	2
Total client investment fees (2)	$119	$20	$237	$55

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
Trust fees are earned when the Company is appointed as trustee for clients. As trustee, the Company administers the client’s trust and manages the assets of the trust, including investments and property. The Company’s performance obligation under these agreements is satisfied over time as the administration and management services are provided. Fees are recognized monthly or, in certain circumstances, quarterly based on a percentage of the market value of the account as outlined in the agreement. Payment frequency is defined in the individual contracts, which primarily stipulate monthly in arrears. No performance-based incentives are earned on trust fee contracts. Receivables are recorded on the Consolidated Balance Sheets in the "Accrued interest receivable and other assets" line item. A summary of wealth management and trust fees by instrument type for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Wealth management and trust fees by type:
Wealth management fees	$17	$20	$58	$20
Trust fees	2	2	5	2
Total wealth management and trust fees	$19	$22	$63	$22
Foreign exchange fees
Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients, primarily from spot contracts. Foreign exchange spot contract fees recognized upon the completion of a single performance obligation are recognized within the scope of ASC 606.
Foreign exchange contracts and option premium fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our derivative-related activities. A summary of foreign exchange fee income by instrument type for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Foreign exchange fees by instrument type:
Foreign exchange contract commissions	$74	$65	$215	$188
Option premium fees	—	—	1	1
Total foreign exchange fees	$74	$65	$216	$189
Credit card fees
Credit card fees include interchange income from credit and debit cards and fees earned from processing transactions for merchants. Interchange income is earned after satisfying our performance obligation of providing nightly settlement services to a payment network. Costs related to rewards programs are recorded when the rewards are earned by the customer and presented as a reduction to interchange fee income. Rewards programs continue to be accounted for under ASC 310, Receivables. Our performance obligations for merchant service fees are to transmit data and funds between the merchant and the payment network. Credit card interchange and merchant service fees are earned daily upon completion of transaction settlement services.
Annual card service fees are recognized on a straight-line basis over a 12-month period and continue to be accounted for under ASC 310, Receivables.
A summary of credit card fees by instrument type for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Credit card fees by instrument type:
Card interchange fees, net	$29	$29	$91	$78
Merchant service fees	6	4	18	12
Card service fees	2	1	5	3
Total credit card fees	$37	$34	$114	$93

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
Lending related fees
Unused commitment fees, minimum finance fees and unused line fees are recognized as earned on a monthly basis. Fees that qualify for syndication treatment are recognized at the completion of the syndicated loan deal for which the fees were received. Lending related fees are recognized outside of the scope of ASC 606 as it explicitly excludes noninterest income earned from our lending-related activities. A summary of lending related fees by instrument type for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Lending related fees by instrument type:
Unused commitment fees	$14	$14	$49	$42
Other	6	7	16	13
Total lending related fees	$20	$21	$65	$55
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
A summary of investment banking revenue by instrument type for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Investment banking revenue:
Underwriting fees	$24	$39	$97	$248
Advisory fees	40	26	163	39
Private placements and other	11	25	33	48
Total investment banking revenue	$75	$90	$293	$335

Commissions
Commissions include commissions received from customers for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The execution of each trade order represents a distinct performance obligation, and the transaction price is fixed at the point in time or trade order execution. Trade execution is satisfied at the point in time that the customer has control of the asset and as such, fees are recorded on a trade date basis. The Company also earns subscription fees for market intelligence services that are recognized over the period in which they are delivered. Fees received before the subscription period ends are initially recorded as deferred revenue (a contract liability) in other liabilities in our consolidated balance sheet. Commissions are presented in the "Disaggregation of revenue from contracts with customers" table below.
Other
Other noninterest income primarily includes income from fund management fees, gains from conversion of convertible debt options and service revenue. Fund management fees are comprised of fees charged directly to our managed funds of funds and direct venture funds. Fund management fees are based upon the contractual terms of the limited partnership agreements and are generally recognized as earned over the specified contract period, which is generally equal to the life of the individual fund. Fund management fees are calculated as a percentage of committed capital and collected quarterly in advance and recognized over the quarter. Fund management fees for certain of our limited partnership agreements are calculated as a percentage of distributions made by the funds, and revenue is recorded only at the time of a distribution event. As distribution events are not predetermined for these certain funds, management fees are considered variable and constrained under ASC 606.
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
A summary of other noninterest income by instrument type for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Other noninterest income by instrument type:
Fund management fees	$16	$15	$43	$51
Net gains on revaluation of foreign currency instruments, net of foreign exchange forward contracts (1)	6	(4)	7	1
Gains on total return swaps	(3)	—	25	—
Other service revenue	12	14	44	45
Total other noninterest income	$31	$25	$119	$97

(1)Represents the net revaluation of client and internal foreign currency denominated financial instruments. We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client and internal foreign currency denominated financial instruments.

Disaggregation of revenue from contracts with customers
The following tables present our revenues from contracts with customers disaggregated by revenue source and segment for the three and nine months ended September 30, 2022 and 2021:

Three months ended September 30, 2022	Silicon Valley Bank (3)	SVB Private	SVB Capital (3)	SVB Securities (3)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$119	$—	$—	$—	$—	$119
Wealth management and trust fees	—	19	—	—	—	19
Card interchange fees, gross	54	1	—	—	—	55
Merchant service fees	7	—	—	—	—	7
Deposit service charges	32	—	—	—	—	32
Investment banking revenue	—	—	—	75	—	75
Commissions	—	—	—	24	—	24
Fund management fees	1	—	13	2	—	16
Other (1)	1	—	2	—	—	3
Total revenue from contracts with customers	$214	$20	$15	$101	$—	$350
Revenues outside the scope of ASC 606 (2)	94	2	(69)	(1)	(17)	9
Total noninterest income	$308	$22	$(54)	$100	$(17)	$359

(1)Includes certain spot contract commissions, performance fees and correspondent bank rebates.
(2)Amounts are accounted for under separate guidance than ASC 606.
(3)Silicon Valley Bank’s, SVB Capital’s and SVB Securities' components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Three months ended September 30, 2021	Silicon Valley Bank (3)	SVB Private	SVB Capital (3)	SVB Securities (3)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$20	$—	$—	$—	$—	$20
Wealth management and trust fees	—	22				22
Card interchange fees, gross	52	—	—	—	—	52
Merchant service fees	4	—	—	—	—	4
Deposit service charges	28	—	—	—	1	29
Investment banking revenue	—	—	—	90	—	90
Commissions	—	—	—	17	—	17
Fund management fees	—	—	14	1	—	15
Other (1)	61	1	4	—	—	66
Total revenue from contracts with customers	165	23	18	108	1	315
Revenues outside the scope of ASC 606 (2)	17	2	127	23	188	357
Total noninterest income	$182	$25	$145	$131	$189	$672

(1)Includes certain spot contract commissions, performance fees and correspondent bank rebates.
(2)Amounts are accounted for under separate guidance than ASC 606.
(3)Silicon Valley Bank’s, SVB Capital’s and SVB Securities' components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Nine months ended September 30, 2022	Silicon Valley Bank (3)	SVB Private	SVB Capital (3)	SVB Securities (3)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$236	$—	$—	$—	$1	$237
Wealth management and trust fees	—	63	—	—	—	63
Card interchange fees, gross	170	1	—	—	2	173
Merchant service fees	18	—	—	—	—	18
Deposit service charges	92	1	—	—	1	94
Investment banking revenue	—	—	—	293	—	293
Commissions	—	—	—	73	—	73
Fund management fees	1	—	37	5	—	43
Other (1)	69	1	6	—	—	76
Total revenue from contracts with customers	$586	$66	$43	$371	$4	$1,070
Revenues outside the scope of ASC 606 (2)	195	6	(121)	(19)	107	168
Total noninterest income	$781	$72	$(78)	$352	$111	$1,238

(1)Includes certain spot contract commissions, performance fees and correspondent bank rebates.
(2)Amounts are accounted for under separate guidance than ASC 606.
(3)Silicon Valley Bank’s, SVB Capital’s and SVB Securities' components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

Nine months ended September 30, 2021	Silicon Valley Bank (3)	SVB Private	SVB Capital (3)	SVB Securities (3)	Other Items	Total
(Dollars in millions)
Revenue from contracts with customers:
Client investment fees	$53	$2	$—	$—	$—	$55
Wealth management and trust fees	—	22	—	—	—	22
Card interchange fees, gross	140	1	—	—	1	142
Merchant service fees	12	—	—	—	—	12
Deposit service charges	80	—	—	—	2	82
Investment banking revenue	—	—	—	335	—	335
Commissions	—	—	—	58	—	58
Fund management fees	—	—	47	4	—	51
Other (1)	178	1	12	—	—	191
Total revenue from contracts with customers	$463	$26	$59	$397	$3	$948
Revenues outside the scope of ASC 606 (2)	51	2	330	53	793	1,229
Total noninterest income	$514	$28	$389	$450	$796	$2,177

(1)Includes certain spot contract commissions, performance fees and correspondent bank rebates.
(2)Amounts are accounted for under separate guidance than ASC 606.
(3)Silicon Valley Bank’s, SVB Capital’s and SVB Securities' components of noninterest income are shown net of noncontrolling interests. Noncontrolling interest is included within “Other Items."

The timing of revenue recognition may differ from the timing of cash settlements or invoicing to customers. We record a receivable when revenue is recognized prior to invoicing, and unearned revenue when revenue is recognized subsequent to receipt of consideration. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. During the three and nine months ended September 30, 2022 and 2021, changes in our contract assets, contract liabilities and receivables were not material. Additionally, revenues recognized during the three and nine months ended September 30, 2022 and 2021 that were included in the corresponding contract liability balance at the beginning of the periods were not material.
10.    Segment Reporting
We have four reportable segments for management reporting purposes: Silicon Valley Bank, SVB Private, SVB Capital and SVB Securities. The results of our reportable and operating segments are based on our internal management reporting process.

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. During the quarter ended March 31, 2022, we reevaluated our segments. Based on this reevaluation, the Premium Wine reporting division was moved from Silicon Valley Bank to the SVB Private segment. These changes were made to reflect the manner in which the Company is organized for purposes of making operating decisions and assessing performance. For the three and nine months ended September 30, 2021, prior period balances for our Premium Wine reporting division previously reported in "Silicon Valley Bank" have been recast to the reportable segment “SVB Private” to properly reflect organizational changes effective January 1, 2022. The reclassification of historical segment information has no effect on the Company's previously reported consolidated balance sheets, statements of income, or cash flows, and the change did not have any impact on the determination of the reporting units used to assess impairment under ASC 350, Intangibles - Goodwill and Other.
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
We also evaluate performance based on provision for credit losses, noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. In calculating each operating segment’s noninterest expense, we consider the direct costs incurred by the operating segment as well as certain allocated direct costs. As part of this review, we allocate certain corporate overhead costs to a corporate account. We do not allocate income tax expense, the provisions for unfunded credit commitments, or HTM securities (included in provision for credit losses) to our segments. Additionally, our management reporting model is predicated on average asset balances; therefore, period-end asset balances are not presented for segment reporting purposes. Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods.
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
The following table presents a summary of financial results of our reportable segments along with a reconciliation to our consolidated interim results. Our reportable segment information for the three and nine months ended September 30, 2022 and 2021 is as follows:

(Dollars in millions)	Silicon Valley Bank (1)	SVB Private	SVB Capital (1)	SVB Securities (1)	Other Items (2)	Total
Three months ended September 30, 2022
Net interest income	$1,107	$111	$—	$1	$(21)	$1,198
(Provision for) reduction of credit losses	(32)	3	—	—	(43)	(72)
Noninterest income (loss)	308	22	(54)	100	(17)	359
Noninterest expense (3)	(381)	(85)	(17)	(131)	(278)	(892)
Income (loss) before income tax expense (4)	$1,002	$51	$(71)	$(30)	$(359)	$593
Total average loans, amortized cost	$55,177	$15,181	$—	$—	$740	$71,098
Total average assets (5) (6)	175,620	17,032	883	898	21,307	215,740
Total average deposits	172,427	12,436	—	—	693	185,556
Three months ended September 30, 2021
Net interest income (7)	$766	$74	$—	$—	$12	$852
Provision for credit losses	29	(20)	—	—	(30)	(21)
Noninterest income	182	25	145	131	189	672
Noninterest expense (3) (7)	(336)	(93)	(15)	(142)	(293)	(879)
Income before income tax expense (4) (7)	$641	$(14)	$130	$(11)	$(122)	$624
Total average loans, amortized cost (7)	$44,789	$13,515	$—	$—	$987	$59,291
Total average assets (5) (6) (7)	151,352	15,930	730	837	13,841	182,690
Total average deposits (7)	148,879	13,431	—	—	1,082	163,392
Nine months ended September 30, 2022
Net interest income	$2,993	$296	$—	$1	$157	$3,447
Provision for credit losses	(174)	(9)	—	—	(96)	(279)
Noninterest income (loss)	781	72	(78)	352	111	1,238
Noninterest expense (3)	(1,148)	(267)	(53)	(406)	(739)	(2,613)
Income before income tax expense (4)	$2,452	$92	$(131)	$(53)	$(567)	$1,793
Total average loans, amortized cost	$53,855	$14,711	$—	$—	$592	$69,158
Total average assets (5) (6)	178,209	16,456	956	912	20,119	216,652
Total average deposits	175,370	13,327	—	—	731	189,428
Nine months ended September 30, 2021
Net interest income (7)	$2,084	$146	$—	$—	$10	$2,240
(Provision for) reduction of credit losses	(27)	(16)	—	—	(32)	(75)
Noninterest income	514	28	389	450	796	2,177
Noninterest expense (3) (7)	(911)	(126)	(48)	(376)	(707)	(2,168)
Income before income tax expense (4) (7)	$1,660	$32	$341	$74	$67	2,174
Total average loans, amortized cost (7)	$41,591	$8,610	$—	$—	$1,642	$51,843
Total average assets (5) (6) (7)	130,177	9,459	641	778	11,897	152,952
Total average deposits (7)	128,006	7,108	—	—	999	136,113

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
(3)The Silicon Valley Bank segment includes direct depreciation and amortization of $13 million and $10 million for the three months ended September 30, 2022 and 2021, respectively and $34 million and $25 million for the nine months ended September 30, 2022 and 2021, respectively.
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

(6)Included in the total average assets for SVB Securities and SVB Private is goodwill of $174 million and $201 million, respectively, for the three and nine months ended September 30, 2022, and included in the total average assets for SVB Securities and SVB Private is goodwill of $138 million and $201 million for the three and nine months ended September 30, 2021, respectively.
(7)For the three and nine months ended September 30, 2021, prior period balances for our Premium Wine reporting division previously reported in "Silicon Valley Bank" have been allocated to the reportable segment “SVB Private” to properly reflect organizational changes effective January 1, 2022. The reallocation had no impact on the "Total" amount.
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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at September 30, 2022 and December 31, 2021:

(Dollars in millions)	September 30, 2022	December 31, 2021
Loan commitments (1)	$51,769	$40,327
Standby letters of credit (2)	3,824	3,612
Commercial letters of credit (3)	105	77
Total unfunded credit commitments	$55,698	$44,016
Allowance for unfunded credit commitments (4)	265	171

(1)Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.
(2)See below for additional information on our standby letters of credit.
(3)Commercial letters of credit are issued primarily for inventory purchases by a client and are typically short-term in nature.
(4)Our allowance for credit losses for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
The table below summarizes our standby letters of credit at September 30, 2022. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in millions)	Expires in One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$3,617	$126	$3,743	$3,743
Performance standby letters of credit	72	9	81	81
Total	$3,689	$135	$3,824	$3,824
Deferred fees related to financial and performance standby letters of credit were $20 million at both September 30, 2022 and December 31, 2021.

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which generally make investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at September 30, 2022:

(Dollars in millions)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Redwood Evergreen Fund, LP	$250	$119	100.0%
CP II, LP (1)	1	—	5.1
Capital Preferred Return Fund, LP	13	—	20.0
Growth Partners, LP	25	1	33.0
Strategic Investors Fund, LP	15	1	12.6
Strategic Investors Fund II, LP	15	1	8.6
Strategic Investors Fund III, LP	15	1	5.9
Strategic Investors Fund IV, LP	12	2	5.0
Strategic Investors Fund V funds	1	—	Various
Other venture capital and private equity fund investments (equity method accounting)	18	5	Various
Debt funds (equity method accounting)	59	—	Various
Other fund investments (2)	248	12	Various
Total	$672	$142

(1)Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in Strategic Investors Fund II, LP.
(2)Represents commitments to 147 funds (primarily venture capital funds) where our ownership interest is generally less than 5.0 percent of the voting interests of each such fund.
At September 30, 2022 we had $3 million of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests).
12.    Income Taxes
We are subject to income tax and non-income based taxes by the U.S. federal tax authorities as well as various state and foreign tax authorities. We have identified the U.S. federal and California state jurisdictions as major tax filings. The state of California is currently examining the years 2013-2016. Our U.S. federal tax returns remain open to full examination for 2019 and subsequent tax years. Our California tax returns remain open to full examination for 2017 and subsequent tax years.
At September 30, 2022, our unrecognized tax benefit was $42 million, the recognition of which would reduce our income tax expense by $34 million. We are unable to estimate the unrecognized tax benefit that will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three and nine months ended September 30, 2022.
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
Derivative assets and liabilities: Fair value measurements of these assets and liabilities are priced based on the following:
•Foreign exchange forward and option contract assets and liabilities are priced based on spot and forward foreign currency rates and option volatility assumptions.
•Interest rate derivative and interest rate swap assets and liabilities are priced considering the coupon rate of the fixed leg of the contract and the variable coupon rate on the floating leg of the contract. Valuation is based on both spot and forward rates on the swap yield curve and the credit worthiness of the contract counterparty.
•Total return swaps are based upon the performance of the reference asset, the variable coupon rate and spread of the floating leg of the contract.
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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022:

(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Balance at September 30, 2022
Assets:
AFS securities:
U.S. Treasury securities	$16,845	$—	$—	$—	$16,845
U.S. agency debentures	—	100	—	—	100
Foreign government debt securities	913	—	—	—	913
Residential MBS:
Agency-issued MBS	—	6,683	—	—	6,683
Agency-issued CMO—fixed rate	—	714	—	—	714
Agency-issued CMBS	—	1,456	—	—	1,456
Total AFS securities	17,758	8,953	—	—	26,711
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	—	270
Other equity securities in public companies	27	2	—	—	29
Total non-marketable and other equity securities (fair value accounting)	27	2	—	—	299
Other assets:
Derivative assets	—	804	—	(495)	309
Equity warrant assets	—	6	345	—	351
Contingent conversion rights	—	—	6	—	6
Other assets	4	—	—	—	4
Total assets	$17,789	$9,765	$351	$(495)	$27,680
Liabilities:
Derivative liabilities	$—	$758	$—	$(234)	$524
Other liabilities	4	—	—	—	4
Total liabilities	$4	$758	$—	$(234)	$528

(1)Amounts represent the impact of legally enforceable master netting arrangements and also cash collateral held or placed with the same counterparties

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021:

(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1) (2)	Balance at December 31, 2021
Assets:
AFS securities:
U.S. Treasury securities	$15,850	$—	$—	$—	$15,850
U.S. agency debentures	—	196	—	—	196
Foreign government debt securities	61	—	—	—	61
Residential MBS:
Agency-issued MBS	—	8,589	—	—	8,589
Agency-issued CMO—fixed rate	—	982	—	—	982
Agency-issued CMBS	—	1,543	—	—	1,543
Total AFS securities	15,911	11,310	—	—	27,221
Non-marketable and other equity securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	—	338
Other equity securities in public companies	43	74	—	—	117
Total non-marketable and other equity securities (fair value accounting)	43	74	—	—	455
Other assets:
Derivative assets (2)	—	288	—	(137)	151
Equity warrant assets	—	8	269	—	277
Other assets	8	—	—	—	8
Total assets	$15,962	$11,680	$269	$(137)	$28,112
Liabilities:
Derivative liabilities (2)	$—	$238	$—	$(120)	$118
Other liabilities	8	—	—	—	8
Total liabilities	$8	$238	$—	$(120)	$126

(1)Amounts represent the impact of legally enforceable master netting arrangements and also cash collateral held or placed with the same counterparties
(2)During the third quarter of 2022, we changed our accounting policy to report the fair values of our derivative assets and liabilities subject to ISDA master netting arrangements on a net basis where a right of setoff exists. The net derivative fair values have been further adjusted for cash collateral received/pledged. The change in accounting policy was applied retrospectively, and prior periods have been revised to conform with current period presentation.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 and 2021:

(Dollars in millions)	Beginning Balance	Total Net Gains (Losses) Included in Net Income	Sales/Exits	Issuances	Transfers Out of Level 3	Ending Balance
Three months ended September 30, 2022
Equity warrant assets (1)	$318	$39	$(21)	$9	$—	$345
Contingent conversion rights (2)	6	—	—	—	—	6
Three months ended September 30, 2021
Equity warrant assets (1)	257	149	(146)	6	(1)	265
Nine months ended September 30, 2022
Equity warrant assets (1)	269	124	(67)	21	(2)	345
Contingent conversion rights (2)	—	(1)	—	7	—	6
Nine months ended September 30, 2021
Equity warrant assets (1)	192	490	(431)	18	(4)	265

(1)Realized and unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net," a component of noninterest income.
(2)Unrealized gains and losses are recorded in the line item "Other noninterest income," a component of noninterest income.

The following table presents the amount of net unrealized gains and losses included in earnings attributable to Level 3 assets still held at September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Other assets:
Equity warrant assets (1)	$26	$21	$84	$113
Contingent conversion rights (2)	—	—	(1)	—
Total unrealized gains, net	$26	$21	$83	$113

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
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at September 30, 2022 and December 31, 2021. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in millions)	Fair value	Valuation Technique	Significant Unobservable Inputs	Input Range	Weighted Average
September 30, 2022:
Equity warrant assets (private portfolio)	345	Black-Scholes option pricing model	Volatility	23.8 - 51.3	42.3
			Risk-Free interest rate	3.3 - 4.4	4.2
			Marketability discount (2)	17.1	17.1
			Remaining life assumption (3)	40.0	40.0
Contingent conversion rights (private portfolio)	6	Private company equity pricing	(4)	(4)	(4)

December 31, 2021:
Equity warrant assets (public portfolio)	2	Black-Scholes option pricing model	Volatility	27.8% - 55.0%	43.7%
			Risk-Free interest rate	0.6- 1.5	1.1
			Sales restrictions discount (1)	10.0 - 20.0	10.7
Equity warrant assets (private portfolio)	267	Black-Scholes option pricing model	Volatility	24.7 - 55.0	43.0
			Risk-Free interest rate	0.06 - 1.40	0.8
			Marketability discount (2)	20.1	20.1
			Remaining life assumption (3)	40.0	40.0

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
(3)We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on terminations and exercises. At September 30, 2022, the weighted average contractual remaining term was 6.2 years, compared to our estimated remaining life of 2.5 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.
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

For the three and nine months ended September 30, 2022 and 2021, we did not have any transfers between Level 3 and Level 1. All transfers from Level 3 to Level 2 for the three and nine months ended September 30, 2022 and 2021 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above).

Financial Instruments not Carried at Fair Value
FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at September 30, 2022 and December 31, 2021:

		Estimated Fair Value
(Dollars in millions)	Carrying Amount	Total	Level 1	Level 2	Level 3
September 30, 2022:
Financial assets:
Cash and cash equivalents	$13,968	$13,968	$13,968	$—	$—
HTM securities	93,286	77,370	—	77,370	—
Non-marketable securities not measured at net asset value	431	431	—	—	431
Non-marketable securities measured at net asset value	660	660	—	—	—
Net loans	71,572	72,489	—	—	72,489
FHLB and Federal Reserve Bank stock	665	665	—	—	665
Financial liabilities:
Short-term borrowings	13,552	13,552	—	13,552	—
Non-maturity deposits (1)	171,545	171,545	171,545	—	—
Time deposits	5,274	4,916	—	4,916	—
3.50% Senior Notes	349	336	—	336	—
3.125% Senior Notes	496	407	—	407	—
1.800% Senior Notes due 2031	495	358	—	358	—
2.100% Senior Notes due 2028	496	408	—	408	—
1.800% Senior Notes due 2026	646	559	—	559	—
4.345% Senior Notes due 2028	348	327	—	327	—
4.570% Senior Notes due 2033	447	396	—	396	—
Junior subordinated debentures	91	91	—	91	—
Off-balance sheet financial assets:
Commitments to extend credit	—	49	—	—	49
December 31, 2021:
Financial assets:
Cash and cash equivalents	$14,586	$14,586	$14,586	$—	$—
HTM securities	98,195	97,227	—	97,227	—
Non-marketable securities not measured at net asset value	424	424	—	—	424
Non-marketable securities measured at net asset value	710	710	—	—	—
Net loans	65,854	67,335	—	—	67,335
FHLB and Federal Reserve Bank stock	107	107	—	—	107
Financial liabilities:
Short-term borrowings	71	71	—	71	—
Non-maturity deposits (1)	187,464	187,464	187,464	—	—
Time deposits	1,739	1,728	—	1,728	—
3.50% Senior Notes	349	370	—	370	—
3.125% Senior Notes	496	526	—	526	—
1.800% Senior Notes due 2031	494	474	—	474	—
2.100% Senior Notes due 2028	496	501	—	501	—
1.800% Senior Notes due 2026	645	649	—	649	—
Junior subordinated debentures	90	92	—	92	—
Off-balance sheet financial assets:
Commitments to extend credit	—	47	—	—	47

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of September 30, 2022:

(Dollars in millions)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$270	$270	$13
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	639	639	11
Debt funds (2)	4	4	—
Other investments (2)	17	17	1
Total	$930	$930	$25

(1)Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds (consolidated VIEs) and investments in venture capital and private equity fund investments (unconsolidated VIEs). Collectively, these investments in venture capital and private equity funds are primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $42 million and $2 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.
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
To the extent we believe any potential loss relating to such matters may have a material impact on our liquidity, consolidated financial position, results of operations, and/or our business as a whole and is reasonably possible but not probable, we aim to disclose information relating to such potential loss. Assessments of litigation and claims exposure are difficult because they involve inherently unpredictable factors including, but not limited to, the following: whether the proceeding is in the early stages of litigation; whether damages are unspecified, unsupported, or uncertain; whether there is a potential for punitive or other pecuniary damages; whether the matter involves legal uncertainties, including novel issues of law; whether the matter involves multiple parties and/or jurisdictions; whether discovery has not begun or is not complete; whether meaningful settlement discussions have commenced; and whether the lawsuit involves class allegations. Assessments of class action litigation, which is generally more complex than other types of litigation, are particularly difficult, especially in the early stages of the proceeding when it is not known whether a class will be certified or how a potential class, if certified, will be defined. As a result, even if a loss is reasonably possible, the Company may be unable to estimate reasonably possible losses with respect to some matters.
We also aim to disclose information relating to any material potential loss that is probable but not reasonably estimable. In such cases, where reasonably practicable, we aim to provide an estimate of loss or range of potential loss. No disclosures are generally made for any loss contingencies that are deemed to be remote.
Silicon Valley Bank is among the lenders named as defendants in a complaint originally filed on September 27, 2016 by Unicom Systems, Inc. (“Unicom”) in Los Angeles County Superior Court. The lawsuit alleges breach of the syndicated 2015 Credit Agreement between Unicom and the defendants, breach of the implied covenant of good faith and fair dealing, and seeks monetary damages and declaratory relief. Pursuant to the Credit Agreement and California law, the matter has been referred to a duly appointed judicial referee for trial. The parties have engaged in extensive fact discovery which we currently expect to be concluded in November 2022, with expert witness depositions to follow. Trial is currently scheduled to take place over a three week period in late March 2023.
The Company currently estimates that it is reasonably possible that it may experience a loss in relation to the Unicom matter. However, for various reasons including the current stage of discovery proceedings, the uncertainty regarding damage claims and certain of the other factors noted above, the Company is unable to estimate the reasonably possible loss or range of losses at this time.
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
•Forecasts of expected levels of provisions for credit losses, net loan charge-offs, nonperforming loans, loan and deposit growth, mix and yields/rates;
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
You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “assume,” “seek,” “expect,” “plan,” “intend,” and the negative of such words, or comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we have based these expectations on our current beliefs as well as our assumptions, and such expectations may not prove to be correct. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside our control. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements. Important factors that could cause our actual results and financial condition to differ from the expectations stated in the forward-looking statements include, among others:
•market and economic conditions (including elevated inflation levels, sustained interest rate increases, the general condition of the capital and equity markets, private equity and venture capital investment, IPO, secondary offering, SPAC fundraising, M&A and other financing activity levels) and the associated impact on us (including effects on total client funds and client demand for our commercial and investment banking and other financial services, as well as on the valuations of our investments);
•disruptions to the financial markets as a result of the current or anticipated impact of military conflict, including the ongoing military conflict between Russia and Ukraine, terrorism and other geopolitical events;
•the COVID-19 pandemic, including COVID-19 variants and their effects on the economic and business environments in which we operate, and its effects on our business and operations;
•the impact of changes from the Biden-Harris administration and the U.S. Congress on the economic environment, capital markets and regulatory landscape, including monetary, tax and other trade policies, as well as regulatory changes from bank regulatory agencies;
•changes in the volume and credit quality of our loans as well as volatility of our levels of nonperforming assets and charge-offs;
•the impact of changes in interest rates or market levels or factors affecting or affected by them, including on our loan and investment portfolios and deposit costs;
•the adequacy of our ACL and the need to make provisions for credit losses for any period;
•the sufficiency of our capital and liquidity positions;
•changes in the levels or composition of our loans, deposits and client investment fund balances;
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
•regulatory or legal changes (including changes to the laws and regulations that apply to us as a result of the growth of our business), and their impact on us; and
•other factors as discussed in “Risk Factors” under Part I, Item 1A in our 2021 Form 10-K and under Part II, Item 1A of this report.
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
Management’s Overview of Third Quarter 2022 Performance
In the third quarter, prolonged public market volatility continued to impact public and private fundraising activity, pressuring balance sheet growth and market-related revenues. Despite challenging market conditions, we delivered overall healthy performance. Net interest income grew, with moderating positive impact from high interest rates due to deposit outflows and higher funding costs. We also saw solid loan growth and continued strong credit performance. Core fee income growth was robust, as interest rate increases drove improved client investment fee margins.
Reference Rate Reform
The publication of the British Pound Sterling, Euro, Swiss Franc and Japanese Yen LIBOR settings and one-week and two-month U.S. dollar LIBOR settings terminated at the end of December 2021, leaving the remaining U.S. dollar LIBOR settings (i.e., overnight, one month, three month, six month and 12 month) in place, which are expected to terminate at the end of June 2023. Therefore, existing contracts referencing all other U.S. dollar LIBOR settings must be remediated no later than June 30, 2023. We hold instruments that may be impacted by the discontinuance of LIBOR, including loans, investments and derivative products that use LIBOR as a benchmark rate.
Our LIBOR Transition Program consists of dedicated leadership and staff, and continues to engage with relevant business lines and support groups. As part of this program, we continue to identify, assess and monitor risks associated with the discontinuation of LIBOR, including monitoring the population of loans and contracts that are impacted and how LIBOR reference rates are reflected in our measurement of sensitivity to changes in interest rates until publication of LIBOR rates are fully phased out. We completed a review across all business lines and confirmed that language to facilitate a transition to an alternative reference rate is included in our existing deals that carry LIBOR exposure. Migration of legacy LIBOR contracts has commenced based on regulatory timelines, with proactive remediation conducted for existing LIBOR facilities that contained currencies tied to LIBOR rates that ceased publication as of December 31, 2021. A communications and training plan supports the delivery of new alternative reference rate products and assists with the transition away from LIBOR.
We have adopted SOFR as our preferred replacement index for U.S. dollar LIBOR and received Term SOFR licensing from the Chicago Mercantile Exchange in the fourth quarter of 2021. We currently offer products based on alternative reference rates across multiple currencies including the U.S. Dollar, British Pound Sterling, and Euro.
A summary of our performance for the three months ended September 30, 2022 (compared to the three months ended September 30, 2021, where applicable) is as follows:

BALANCE SHEET	EARNINGS
Assets. $215.7 billion in average total assets (up 18.1%). $212.9 billion in period-end total assets (up 11.5%).
Loans. $71.1 billion in average total loan balances (up 19.9%). $72.1 billion in period-end total loan balances (up 17.3%).
Total Client Funds. (on-balance sheet deposits and off-balance sheet client investment funds). $368.4 billion in average total client fund balances (up 3.9%). $353.7 billion in period-end total client fund balances (down 4.8%).
AFS/HTM Fixed Income Investments. $123.0 billion in average fixed income investment securities (up 31.1%). $120.0 billion in period-end fixed income investment securities (up 13.9%).

EPS. Earnings per diluted share of $7.21 (up 15.5%).
Net Income. Consolidated net income available to common stockholders of $429 million (up 17.5%).
-Net interest income of $1.2 billion (up 40.6%).
-Net interest margin of 2.28% (up 33 bps).
-Noninterest income of $359 million (down 46.6%), non-GAAP core fee income+ of $316 million (up 54.9%) and non-GAAP SVB Securities revenue++ of $99 million (down 7.5%).
-Noninterest expense of $892 million (up 1.5%).

Return on Average Equity. Return on average equity (annualized) performance of 13.62%.
Operating Efficiency Ratio. Operating efficiency ratio of 57.29%.

CAPITAL	CREDIT QUALITY
Capital+++. All capital ratios considered “well-capitalized” under banking regulations. SVB Financial and Bank capital ratios, respectively, were:
-CET1 risk-based capital ratio of 12.13% and 15.54%.
-Tier 1 risk-based capital ratio of 15.58% and 15.54%.
-Total risk-based capital ratio of 16.26% and 16.23%.
-Tier 1 leverage ratio of 8.00% and 7.91%.

Credit Quality. Stable credit trends in an uncertain market environment; net loan charge-offs and nonperforming loans remained low.
-ACL for loans of 0.77% as a percentage of period-end total loans.
-Provision for loans was 0.17% as a percentage of period-end total loans (annualized).
-Net loan charge-offs of 0.08% as a percentage of average total loans (annualized).

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

A summary of our performance for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in millions, except per share data, employees and ratios)	2022	2021	% Change		2022	2021	% Change
Income Statement:
Diluted EPS	$7.21	$6.24	15.5%		$20.73	$25.16	(17.6)%
Net income available to common stockholders	429	365	17.5		1,234	1,399	(11.8)
Net interest income	1,198	852	40.6		3,447	2,240	53.9
Net interest margin	2.28%	1.95%	33	bps	2.22%	2.08%	14	bps
Provision for credit losses (1) (2)	72	21	242.9%		279	75	272.0%
Noninterest income (loss)	359	672	(46.6)		1,238	2,177	(43.1)
Noninterest expense	892	879	1.5		2,613	2,168	20.5
Non-GAAP core fee income (3)	316	204	54.9		832	535	55.5
Non-GAAP core fee income, plus SVB Securities revenue (3)	415	311	33.4		1,198	928	29.1
Balance Sheet:
Average AFS securities	$28,855	$23,290	23.9%		$28,581	$25,280	13.1%
Average HTM securities	94,141	70,512	33.5		96,500	48,073	100.7
Average loans, amortized cost	71,098	59,291	19.9		69,158	51,843	33.4
Average noninterest-bearing demand deposits	106,112	109,638	(3.2)		117,382	91,600	28.1
Average interest-bearing deposits	79,444	53,754	47.8		72,046	44,513	61.9
Average total deposits	185,556	163,392	13.6		189,428	136,113	39.2
Earnings Ratios:
Return on average assets (annualized) (4)	0.79%	0.79%	—%		0.76%	0.98%	(22.4)%
Return on average SVBFG stockholders’ equity (annualized) (5)	13.62	12.47	9.2		13.22	19.41	(31.9)
Asset Quality Ratios:
ACL for loans as a % of total period-end loans	0.77%	0.65%	12	bps	0.77%	0.65%	12	bps
ACL for performing loans as a % of total performing loans	0.74	0.59	15		0.74	0.59	15
Gross loan charge-offs as a % of average total loans (annualized) (2)	0.15	0.13	2		0.13	0.33	(20)
Net loan charge-offs as a % of average total loans (annualized) (2)	0.08	0.07	1		0.08	0.29	(21)
Capital Ratios:
SVBFG CET1 risk-based capital ratio	12.13%	12.73%	(60)	bps	12.13%	12.73%	(60)	bps
SVBFG tier 1 risk-based capital ratio	15.58	15.37	21		15.58	15.37	21
SVBFG total risk-based capital ratio	16.26	15.87	39		16.26	15.87	39
SVBFG tier 1 leverage ratio	8.00	7.77	23		8.00	7.77	23
SVBFG tangible common equity to tangible assets (6)	5.36	6.17	(81)		5.36	6.17	(81)
SVBFG tangible common equity to risk-weighted assets (6)	10.24	12.71	(247)		10.24	12.71	(247)
Bank CET1 risk-based capital ratio	15.54	14.68	86		15.54	14.68	86
Bank tier 1 risk-based capital ratio	15.54	14.68	86		15.54	14.68	86
Bank total risk-based capital ratio	16.23	15.21	102		16.23	15.21	102
Bank tier 1 leverage ratio	7.91	7.30	61		7.91	7.30	61
Bank tangible common equity to tangible assets (6)	7.08	7.12	(4)		7.08	7.12	(4)
Bank tangible common equity to risk-weighted assets (6)	13.62	14.98	(136)		13.62	14.98	(136)
Other Ratios:
Operating efficiency ratio (7)	57.29%	57.68%	(0.7)%		55.77%	49.08%	13.6%
Total costs of deposits (annualized) (8)	0.53	0.05	960.0		0.25	0.04	525.0
Book value per common share (9)	$200.71	$208.53	(3.8)		$200.71	$208.53	(3.8)
Tangible book value per common share (10)	192.54	200.01	(3.7)		192.54	200.01	(3.7)
Other Statistics:
Average full-time equivalent employees	8,236	6,024	36.7%		7,579	5,144	47.3%
Period-end full-time equivalent employees	8,429	6,208	35.8		8,429	6,208	35.8

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
There have been no significant changes during the nine months ended September 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2021 Form 10-K.
Recent Accounting Pronouncements
In March 2022, the FASB issued Accounting Standard Update No. 2022-01, Derivatives and Hedging (Topic 815), which allows multiple hedged layers to be designated in a single closed portfolio of financial assets. As a result, an entity can achieve hedge accounting for hedges of a greater proportion of the interest rate risk inherent in the assets included in the closed portfolio, further aligning hedge accounting with our risk management strategies. The update allows for a one-time transfer of certain debt securities from HTM to AFS upon adoption. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We are evaluating early adoption of this standard in the fourth quarter of 2022 as a result of the hedging opportunities permitted by the standard in a rising interest rate environment. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
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

	2022 Compared to 2021			2022 Compared to 2021
	Three months ended September 30, increase (decrease) due to change in			Nine months ended September 30, increase (decrease) due to change in
(Dollars in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(28)	$99	$71	$(36)	$129	$93
Fixed income investment portfolio (taxable)	131	83	214	667	145	812
Fixed income investment portfolio (non-taxable)	9	(1)	8	45	(5)	40
Loans, amortized cost	142	204	346	472	195	667
Increase in interest income, net	254	385	639	1,148	464	1,612
Interest expense:
Interest bearing checking and savings accounts	78	21	99	88	34	122
Money market deposits	19	89	108	58	95	153
Money market deposits in foreign offices	—	—	—	—	1	1
Time deposits	17	6	23	24	7	31
Total increase in deposits expense	114	116	230	170	137	307
Short-term borrowings	48	—	48	57	—	57
Long term debt	11	2	13	31	1	32
Total increase in borrowings expense	59	2	61	88	1	89
Increase in interest expense, net	173	118	291	258	138	396
Increase in net interest income	$81	$267	$348	$890	$326	$1,216
Net Interest Income (Fully Taxable Equivalent Basis)
NII increased by $348 million to $1.2 billion for the three months ended September 30, 2022, compared to $859 million for the comparable 2021 period. Overall, our NII increased primarily from higher yields as well as increases in average balances of our fixed income investment securities and loans. The increase in NII was partially offset by higher rates on deposits as well as increases in average balances of interest-bearing deposits. Upon the completion of the Boston Private acquisition in July 2021, a $104 million fair market value adjustment was made on the acquired loans that will be amortized into loan interest income over the contractual terms of the underlying loans using the constant effective yield method. The adjustment will be approximately 90 percent amortized by the end of fiscal year 2023. For the three and nine months ended September 30, 2022, respectively, $8 million and $33 million of this premium amortization partially offset the overall increase in NII.
The main factors affecting interest income and interest expense for the three months ended September 30, 2022, compared to the comparable 2021 period are discussed below:
•Interest income for the three months ended September 30, 2022 increased by $639 million due primarily to:
◦A $346 million increase in interest income on loans due primarily to higher loan interest yields driven by the increase in market rates as well as an increase in average loan balances of $11.8 billion,
◦A $222 million increase in interest income from our fixed income investment securities due primarily to an increase of $29.2 billion in average fixed income investment securities and an increase in yields earned on these investments reflective of the higher rate environment in 2022 as well as lower premium amortization as a result of higher rates reducing estimated prepayment speeds, and
◦A $71 million increase in interest income from increased market yields on interest-earning cash, partially offset by a $6.0 billion decrease in average cash balances.
•Interest expense for the three months ended September 30, 2022 increased by $291 million due primarily to:
◦A $230 million increase in interest expense on deposits due primarily to an increase in interest paid on our interest-bearing deposits driven by higher market rates as well as by an increase in average interest-bearing deposit balances, and
◦A $61 million increase in interest expense on borrowings due primarily to an increase in average short-term borrowings resulting from deposit outflows in the third quarter of 2022.
Nine months ended September 30, 2022 and 2021
•Interest income for the nine months ended September 30, 2022 increased by $1.6 billion due primarily to:

◦An $852 million increase in interest income from our fixed income investment securities due primarily to an increase of $51.7 billion in average fixed income investment securities and an increase in yields earned on these investments reflective of the higher rate environment in 2022 as well as lower premium amortization as a result of higher rates reducing estimated prepayment speeds,
◦A $667 million increase in interest income on loans due primarily to an increase in average loan balances of $17.3 billion as well as higher loan interest yields driven by the increase in market rates, and
◦A $93 million increase in interest income from increased market yields on interest-earning cash, partially offset by a $5.2 billion decrease in average cash balances.
•Interest expense for the nine months ended September 30, 2022 increased by $396 million due primarily to:
◦A $307 million increase in interest expense on deposits due primarily to an increase in average interest-bearing deposit balances as well as by an increase in interest expense paid on our interest-bearing deposits driven by higher market rates, and
◦An $89 million increase in interest expense on borrowings due primarily to an increase in average short-term borrowings driven by an increase in deposit outflows as well as interest expense on our 2.100% Senior Notes issued in May 2021, our 1.800% Senior Notes issued in October 2021 and our 4.345% and 4.570% Senior Fixed Rate/Floating Rate Notes issued in April 2022.
Net Interest Margin (Fully Taxable Equivalent Basis)
Three months ended September 30, 2022 and 2021
•Our net interest margin increased by 33 bps to 2.28 percent for the three months ended September 30, 2022, compared to 1.95 percent for the comparable 2021 period. The higher margin for the three months ended September 30, 2022 was due primarily to improved yields reflective of a higher rate environment and the decrease in premium amortization mentioned above, partially offset by the increase in interest-bearing deposit expense and borrowing costs mentioned above.
Nine months ended September 30, 2022 and 2021
•Our net interest margin increased by 14 bps to 2.22 percent for the nine months ended September 30, 2022, compared to 2.08 percent for the comparable 2021 period. The higher margin for the nine months ended September 30, 2022 was due primarily to improved yields reflective of a higher rate environment and the decrease in premium amortization mentioned above, partially offset by lower loan fee yields and the increase in interest-bearing deposit expense and borrowing costs mentioned above.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests, preferred stock, and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and nine months ended September 30, 2022 and 2021:

Average Balances, Rates and Yields for the Three Months Ended September 30, 2022 and 2021

	Three months ended September 30,
	2022			2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$15,739	$76	1.91%	$21,779	$5	0.10%
Investment securities: (2)
AFS securities:
Taxable	28,855	124	1.71	23,290	69	1.17
HTM securities:
Taxable	87,130	421	1.92	64,899	262	1.61
Non-taxable (3)	7,011	44	2.51	5,613	36	2.53
Total loans, amortized cost (4) (5)	71,098	865	4.83	59,291	519	3.47
Total interest-earning assets	209,833	1,530	2.89	174,872	891	2.02
Cash and due from banks	1,866			2,285
ACL	(556)			(451)
Other assets (6)	4,597			5,984
Total assets	$215,740			$182,690
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$19,625	$100	2.02%	$4,310	$1	0.14%
Money market deposits	54,668	125	0.91	46,051	17	0.14
Money market deposits in foreign offices	62	—	0.01	1,039	—	0.01
Time deposits	4,118	24	2.24	1,245	1	0.32
Sweep deposits in foreign offices	971	—	0.05	1,109	—	0.01
Total interest-bearing deposits	79,444	249	1.24	53,754	19	0.14
Short-term borrowings	7,655	48	2.52	99	—	0.17
Long-term debt	3,367	26	3.04	1,936	13	2.66
Total interest-bearing liabilities	90,466	323	1.42	55,789	32	0.23
Portion of noninterest-bearing funding sources	119,367			119,083
Total funding sources	209,833	323	0.61	174,872	32	0.07
Noninterest-bearing funding sources:
Demand deposits	106,112			109,638
Other liabilities	2,663			3,279
Preferred stock	3,646			2,065
SVBFG common stockholders’ equity	12,498			11,613
Noncontrolling interests	355			306
Portion used to fund interest-earning assets	(119,367)			(119,083)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$215,740			$182,690
Net interest income and margin		$1,207	2.28%		$859	1.95%
Total deposits	$185,556			$163,392
Average SVBFG common stockholders’ equity as a percentage of average assets			5.79%			6.36%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(9)			(7)
Net interest income, as reported		$1,198			$852

(1)Includes average interest-earning deposits in other financial institutions of $5.8 billion and $5.5 billion for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, balances also include $9.6 billion and $15.9 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.
(2)Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent for all periods presented.
(4)Nonaccrual loans are reflected in the average balances of loans.
(5)Interest income includes loan fees of $49 million and $43 million for the three months ended September 30, 2022 and 2021, respectively.
(6)Average investment securities of $906 million and $3.0 billion for the three months ended September 30, 2022 and 2021, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other equity securities.

Average Balances, Rates and Yields for the Nine Months Ended September 30, 2022 and 2021

	Nine months ended September 30,
	2022			2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$15,118	$105	0.93%	$20,357	$12	0.08%
Investment securities: (2)
AFS securities:
Taxable	28,581	332	1.55	25,280	266	1.40
HTM securities:
Taxable	89,512	1,286	1.92	43,439	540	1.67
Non-taxable (3)	6,988	133	2.54	4,634	93	2.69
Total loans, amortized cost (4) (5)	69,158	2,089	4.04	51,843	1,422	3.67
Total interest-earning assets	209,357	3,945	2.52	145,553	2,333	2.15
Cash and due from banks	2,608			1,979
ACL	(477)			(449)
Other assets (6)	5,164			5,869
Total assets	$216,652			$152,952
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$12,587	$125	1.32%	$3,692	$3	0.12%
Money market deposits	54,783	189	0.46	37,876	36	0.13
Money market deposits in foreign offices	665	1	0.16	900	—	0.03
Time deposits	2,993	33	1.46	847	2	0.33
Sweep deposits in foreign offices	1,018	—	0.03	1,198	—	0.02
Total interest-bearing deposits	72,046	348	0.65	44,513	41	0.12
Short-term borrowings	4,815	57	1.60	50	—	0.16
Long-term debt	3,023	65	2.86	1,571	33	2.79
Total interest-bearing liabilities	79,884	470	0.79	46,134	74	0.21
Portion of noninterest-bearing funding sources	129,473			99,419
Total funding sources	209,357	470	0.30	145,553	74	0.07
Noninterest-bearing funding sources:
Demand deposits	117,382			91,600
Other liabilities	2,893			3,831
Preferred stock	3,646			1,502
SVBFG common stockholders’ equity	12,481			9,639
Noncontrolling interests	366			246
Portion used to fund interest-earning assets	(129,473)			(99,419)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$216,652			$152,952
Net interest income and margin		$3,475	2.22%		$2,259	2.08%
Total deposits	$189,428			$136,113
Average SVBFG common stockholders’ equity as a percentage of average assets			5.76%			6.30%
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(28)			(19)
Net interest income, as reported		$3,447			$2,240

(1)Includes average interest-earning deposits in other financial institutions of $5.4 billion and $4.3 billion for the nine months ended September 30, 2022 and 2021, respectively. The balance also includes $9.4 billion and $15.8 billion deposited at the FRB, earning interest at the Federal Funds target rate for the nine months ended September 30, 2022 and 2021, respectively.
(2)Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)Interest income on non-taxable AFS securities is presented on a fully taxable-equivalent basis using the federal statutory tax rate of 21.0 percent for all periods presented.
(4)Nonaccrual loans are reflected in the average balances of loans.
(5)Interest income includes loan fees of $148 million and $169 million for the nine months ended September 30, 2022 and 2021, respectively.
(6)Average investment securities of $1.3 billion and $3.2 billion for the nine months ended September 30, 2022 and 2021, respectively, were classified as other assets as they were noninterest-earning assets. These investments consisted primarily of non-marketable and other equity securities.

Provision for Credit Losses
The provision for credit losses is the combination of (i) the provision for loans, (ii) the provision for unfunded credit commitments and (iii) the provision for HTM securities. Our allowance for credit losses reflects our best estimate of probable credit losses that are inherent in the portfolios at the balance sheet date.
The following table summarizes our ACL for loans, unfunded credit commitments and HTM securities for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
ACL, beginning balance	$545	$396	$422	$448
Initial allowance on PCD loans	—	22	—	22
Provision (reduction in ACL) for loans (1) (2)	30	(9)	184	41
Gross loan charge-offs (2)	(26)	(19)	(66)	(129)
Loan recoveries	11	8	23	16
Foreign currency translation adjustments	(3)	—	(6)	—
ACL, ending balance	$557	$398	$557	$398
ACL for unfunded credit commitments, beginning balance	224	120	171	121
Provision for unfunded credit commitments (1)	42	29	96	28
Foreign currency translation adjustments	(1)	—	(2)	—
ACL for unfunded credit commitments, ending balance (3)	$265	$149	$265	$149
ACL for HTM securities, beginning balance	6	5	7	—
Provision (reduction in ACL) for HTM securities	—	1	(1)	6
ACL for HTM securities, ending balance (4)	$6	$6	$6	$6
Ratios and other information:
Provision (reduction in ACL) for loans as a percentage of period-end total loans (annualized) (2)	0.17%	(0.06)%	0.34%	0.09%
Gross loan charge-offs as a percentage of average total loans (annualized) (2)	0.15	0.13	0.13	0.33
Net loan charge-offs as a percentage of average total loans (annualized) (2)	0.08	0.07	0.08	0.29
ACL for loans as a percentage of period-end total loans	0.77	0.65	0.77	0.65
Provision for credit losses	$72	$21	$279	$75
Period-end total loans	72,129	61,487	72,129	61,487
Average total loans	71,098	59,291	69,158	51,843
Allowance for loan losses for nonaccrual loans	25	33	25	33
Nonaccrual loans	76	114	76	114

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
Provision for Loans
We had a provision for credit losses for loans of $30 million and $184 million for the three and nine months ended September 30, 2022, respectively, compared to a reduction in provision of $9 million and a provision of $41 million for the three and nine months ended September 30, 2021, respectively. The provision for loans of $30 million for the three months ended September 30, 2022 was driven primarily by loan growth which accounted for $18 million. The provision also includes $10 million of charge-offs not previously reserved for, and $9 million related to a deterioration in projected economic conditions.
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
The provision for credit losses for loans of $184 million for the nine months ended September 30, 2022, was driven primarily by the deterioration in projected financial conditions which accounted for $98 million, of which $89 million was taken in the second quarter. Other major drivers of the provision were $51 million due to loan growth and $46 million in charge-offs not previously reserved for. The largest offset was $23 million in recoveries.
The provision for credit losses for loans of $41 million for the nine months ended September 30, 2021, was driven primarily by a $43 million increase for growth in our legacy loan portfolio, the $44 million provision for Boston Private loans, and $104 million of charge-offs not specifically reserved for at December 31, 2020, of which $80 million was related to a single instance of potentially fraudulent activity as disclosed in previous filings. These increases in the provision were partially offset by $16 million of recoveries, a $68 million reduction in performing reserves as a result of the improvement of economic scenarios used at September 30, 2021, and the $69 million reduction in provision due to the previously discussed model enhancements.
See “Results of Operations—Provision for Credit Losses—(Reduction) Provision for Loans” under Part 1, Item 2 of our Form 10-Q for the quarterly period ended September 30, 2021 for the model enhancements made and reflected in our provision for credit losses for the three and nine months ended September 30, 2021 provision for credit losses.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $42 million and $96 million for the three and nine months ended September 30, 2022, respectively, compared to a provision of $29 million and $28 million for the three and nine months ended September 30, 2021, respectively. The provision of $42 million for the three months ended September 30, 2022 was driven primarily by $22 million from growth in our unfunded commitments. The deterioration of economic forecasts described above drove an additional $15 million in provision.
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
The provision of $96 million for the nine months ended September 30, 2022 was driven primarily by the deterioration in economic forecasts described above which accounted for $54 million. Growth in our unfunded commitments contributed to an additional $36 million in provision.
The provision for unfunded credit commitments of $28 million for the nine months ended September 30, 2021, was driven primarily by growth in our outstanding commitments and changes in the unfunded credit commitments composition within our portfolio segments, including the model enhancements mentioned above. These increases were partially offset by improved economic scenarios in our forecast models.
Gross Loan Charge-Offs
Gross loan charge-offs were $26 million for the three months ended September 30, 2022, of which $10 million was not previously reserved for at June 30, 2022. Gross loan charge-offs were primarily driven by clients in our Technology and Life Sciences/Healthcare portfolios, including $17 million of charge-offs from Investor Dependent - Early Stage clients.
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
Gross loan charge-offs were $66 million for the nine months ended September 30, 2022, of which $46 million was not specifically reserved for in prior quarters. Gross loan charge-offs were primarily driven by our Investor Dependent portfolios. Early Stage clients accounted for $37 million of charge-offs and Growth Stage clients accounted for $17 million in charge-offs.
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

Provision for HTM Securities
We recorded a provision for HTM securities of less than $1 million for the three months ended September 30, 2022, and a reduction of our credit loss estimate of $1 million for the nine months ended September 30, 2022. The nominal provision for HTM securities for the third quarter of September 30, 2022 was based on ongoing stability within the HTM bond portfolio. Our HTM portfolio as of September 30, 2022 was entirely made up of A3 or better rated bonds, all considered investment grade.
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
Noninterest Income
For the three and nine months ended September 30, 2022, noninterest income was $359 million and $1.2 billion, respectively, compared to $672 million and $2.2 billion for the comparable 2021 periods. For the three and nine months ended September 30, 2022, non-GAAP core fee income plus SVB Securities revenue was $415 million and $1.2 billion, respectively, compared to $311 million and $928 million for the comparable 2021 periods. For the three and nine months ended September 30, 2022, non-GAAP core fee income was $316 million and $832 million, respectively compared to $204 million and $535 million for the comparable 2021 periods. (See reconciliations of non-GAAP measures used below under “Use of Non-GAAP Financial Measures.”)
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
The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
GAAP noninterest income	$359	$672	(46.6)%	$1,238	$2,177	(43.1)%
Less: (losses) gains on investment securities, net	(127)	189	(167.2)	(199)	661	(130.1)
Less: gains on equity warrant assets, net	40	147	(72.8)	120	491	(75.6)
Less: other noninterest income	31	25	24.0	119	97	22.7
Non-GAAP core fee income plus SVB Securities revenue (1)	$415	$311	33.4	$1,198	$928	29.1
Investment banking revenue	75	90	(16.7)	293	335	(12.5)
Commissions	24	17	41.2	73	58	25.9
Non-GAAP SVB Securities revenue (2)	$99	$107	(7.5)	$366	$393	(6.9)
Non-GAAP core fee income (3)	$316	$204	54.9	$832	$535	55.5

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
Gains (losses) on Investment Securities, Net
Net gains (losses) on investment securities include gains and losses from our non-marketable and other equity securities, which include public equity securities held as a result of exercised equity warrant assets, as well as gains and losses from sales of our AFS debt securities portfolio, when applicable.
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

The following tables provide a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three and nine months ended September 30, 2022 and 2021:

(Dollars in millions)	Managed Funds of Funds	Managed Direct Venture Funds	Managed Credit Funds	Public Equity Securities	Debt Funds	Sales of AFS Debt Securities	Strategic and Other Investments	SVB Securities	Total
Three months ended September 30, 2022
Total gains (losses) on investment securities, net	$(78)	$3	$5	$(6)	$—	$—	$(47)	$(4)	$(127)
Less: income attributable to noncontrolling interests, including carried interest allocation	(52)	2	1	—	—	—	—	(2)	(51)
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$(26)	$1	$4	$(6)	$—	$—	$(47)	$(2)	$(76)

Three months ended September 30, 2021
Total gains (losses) on investment securities, net	$109	$5	$7	$(39)	$—	$—	$51	$56	$189
Less: income attributable to noncontrolling interests, including carried interest allocation	53	—	1	—	—	—	—	34	88
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$56	$5	$6	$(39)	$—	$—	$51	$22	$101

Nine months ended September 30, 2022
Total gains (losses) on investment securities, net	$(115)	$18	$14	$(44)	$—	$48	$(91)	$(29)	$(199)
Less: income attributable to noncontrolling interests, including carried interest allocation	(56)	6	2	—	—	—	—	(5)	(53)
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$(59)	$12	$12	$(44)	$—	$48	$(91)	$(24)	$(146)

Nine months ended September 30, 2021
Total gains on investment securities, net	$337	$42	$20	$49	$2	$—	$107	$104	$661
Less: income attributable to noncontrolling interests, including carried interest allocation	153	17	3	—	—	—	—	53	226
Non-GAAP net gains on investment securities, net of noncontrolling interests	$184	$25	$17	$49	$2	$—	$107	$51	$435

Non-GAAP net losses on investment securities, net of noncontrolling interests, of $76 million for the three months ended September 30, 2022, were driven by the following:
•Total net losses of $125 million ($73 million, net of noncontrolling interests) in our managed funds of funds, strategic and other investment portfolios were driven primarily by further valuation declines reflective of continued adverse market conditions.
Non-GAAP net losses on investment securities, net of noncontrolling interests, of $146 million for the nine months ended September 30, 2022, were driven by the following:
•Total net losses of $235 million ($174 million, net of noncontrolling interests) in our managed funds of funds, SVB Securities, and strategic and other investment portfolios were driven primarily by valuation declines reflective of continued adverse market conditions, partially offset by

•Net gains of $48 million on the sale of $8.7 billion of AFS debt securities, which include the first quarter net gains of $49 million related to the $5.1 billion sale of U.S. treasury securities and agency-issued MBS and the termination of related swaps.
•Net losses in our managed funds of funds portfolio are also partially offset by gains of $25 million, included in other noninterest income, for the change in fair value of hedge instruments for certain funds.
Gains on Equity Warrant Assets, Net
A summary of gains on equity warrant assets, net, for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Equity warrant assets (1):
Gains on exercises, net	$9	$91	(90.1)%	$44	$381	(88.5)%
Terminations	(1)	(1)	—	(3)	(2)	50.0
Changes in fair value, net	32	57	(43.9)	79	112	(29.5)
Total gains on equity warrant assets, net	$40	$147	(72.8)	$120	$491	(75.6)

(1)    At September 30, 2022, we held warrants in 3,019 companies, compared to 2,749 companies at September 30, 2021. The total fair value of our warrant portfolio was $351 million at September 30, 2022 and $274 million at September 30, 2021. Warrants in 57 companies each had fair values greater than $1 million and collectively represented $180 million, or 51.4 percent, of the fair value of the total warrant portfolio at September 30, 2022. Warrants in 50 companies each had fair values greater than $1 million and collectively represented $139 million, or 50.8 percent, of the fair value of the total warrant portfolio at September 30, 2021.
Three months ended September 30, 2022 and 2021
Net gains on equity warrant assets were $40 million for the three months ended September 30, 2022, compared to net gains of $147 million for the comparable September 30, 2021 period. Net gains on equity warrant assets were driven by $32 million in private company valuation updates and $9 million in gains on exercises of warrants driven mainly by M&A activity.
Nine months ended September 30, 2022 and 2021
Net gains on equity warrant assets were $120 million for the nine months ended September 30, 2022, compared to net gains of $491 million for the comparable September 30, 2021 period. Net gains on equity warrant assets were driven by $79 million in net valuation increases reflective of private company valuation updates and inclusive of a downward valuation adjustment of $8 million for illiquid investments during the three months ended June 30, 2022, reflective of current market volatility.
Non-GAAP Core Fee Income

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Non-GAAP core fee income (1):
Client investment fees	$119	$20	NM	$237	$55	NM
Wealth management and trust fees	19	22	(13.6)	63	22	186.4
Foreign exchange fees	74	65	13.8	216	189	14.3
Credit card fees	37	34	8.8	114	93	22.6
Deposit service charges	32	29	10.3	94	82	14.6
Lending related fees	20	21	(4.8)	65	55	18.2
Letters of credit and standby letters of credit fees	15	13	15.4	43	39	10.3
Total non-GAAP core fee income (1)	$316	$204	54.9	$832	$535	55.5
Investment banking revenue	75	90	(16.7)	293	335	(12.5)
Commissions	24	17	41.2	73	58	25.9
Total non-GAAP Securities revenue (2)	$99	$107	(7.5)	$366	$393	(6.9)
Total non-GAAP core fee income plus SVB Securities revenue (3)	$415	$311	33.4	$1,198	$928	29.1

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
Client Investment Fees
Client investment fees were $119 million and $237 million for the three and nine months ended September 30, 2022, compared to $20 million and $55 million for the comparable 2021 periods. The increases were reflective of improved fee margins resulting from higher short-term interest rates driven by the 2022 Federal Funds rate hikes.
A summary of client investment fees by instrument type for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Client investment fees by type:
Sweep money market fees	$64	$12	NM	$144	$31	NM
Asset management fees	16	7	128.6	41	22	86.4
Repurchase agreement fees	39	1	NM	52	2	NM
Total client investment fees	$119	$20	NM	$237	$55	NM
The following table summarizes average client investment funds for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Sweep money market funds	$81,726	$97,590	(16.3)%	$95,340	$82,434	15.7%
Managed client investment funds (1)	86,100	79,400	8.4	85,286	76,537	11.4
Repurchase agreements	15,033	14,296	5.2	13,919	13,426	3.7
Total average client investment funds (2)	$182,859	$191,286	(4.4)	$194,545	$172,397	12.8

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at September 30, 2022 and December 31, 2021:

(Dollars in millions)	September 30, 2022	December 31, 2021	% Change
Sweep money market funds	$76,111	$109,241	(30.3)%
Managed client investment funds (1)	85,926	85,475	0.5
Repurchase agreements	14,824	15,370	(3.6)
Total period-end client investment funds (2)	$176,861	$210,086	(15.8)

(1)These funds represent investments in third-party money market mutual funds and fixed-income securities managed by SVB Asset Management.
(2)Client investment funds are maintained at third-party financial institutions and are not recorded on our balance sheet.
Wealth Management and Trust Fees
Wealth management and trust fees were $19 million and $63 million for the three and nine months ended September 30, 2022, respectively, compared to $22 million for both the three and nine months ended September 30, 2021. The decrease for the three months ended September 30, 2022 compared to the same period in 2021 was due to a decrease in AUM driven by unfavorable market returns reflective of persistent market volatility. The increase for the nine months ended September 30, 2022 compared to the same period in 2021 was due to the acquisition of Boston Private in the third quarter of 2021. A summary of wealth management and trust fees by instrument type for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Wealth management and trust fees by type:
Wealth management fees	$17	$20	(15.0)%	$58	$20	190.0%
Trust fees	2	2	—	5	2	150.0
Total wealth management and trust fees	$19	$22	(13.6)	$63	$22	186.4

The following table summarizes the activity relating to AUM for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Beginning balance (1)	$16,512	$1,667	$19,646	$1,667
Assets acquired (2)	—	17,980	—	17,980
Net flows	(76)	(31)	(351)	(31)
Market returns	(576)	(51)	(3,435)	(51)
Ending balance	$15,860	$19,565	$15,860	$19,565

(1)Represents Private Bank assets under management previously reported in off-balance sheet managed client investment funds above for the three and nine months ended September 30, 2021.
(2)Represents AUM acquired from the acquisition of Boston Private on July 1, 2021.

Foreign Exchange Fees
Foreign exchange fees were $74 million and $216 million for the three and nine months ended September 30, 2022, compared to $65 million and $189 million for the comparable 2021 periods. The increases in foreign exchange fees were driven primarily by increases in forward and spot contract commissions reflective of the increased volume of trades.
A summary of foreign exchange fee income by instrument type for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Foreign exchange fees by instrument type:
Foreign exchange contract commissions	$74	$65	13.8%	$215	$188	14.4%
Option premium fees	—	—	—	1	1	—
Total foreign exchange fees	$74	$65	13.8	$216	$189	14.3
Credit Card Fees
Credit card fees were $37 million and $114 million for the three and nine months ended September 30, 2022, compared to $34 million and $93 million for the comparable 2021 periods. Credit card fees increased due to higher transaction volumes reflective of increased spending and client growth, as well as higher travel spending, compared to the comparable 2021 periods.
A summary of credit card fees by instrument type for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Credit card fees by instrument type:
Card interchange fees, net	$29	$29	—%	$91	$78	16.7%
Merchant service fees	6	4	50.0	18	12	50.0
Card service fees	2	1	100.0	5	3	66.7
Total credit card fees	$37	$34	8.8	$114	$93	22.6
Deposit Service Charges
Deposit service charges were $32 million and $94 million for the three and nine months ended September 30, 2022, compared to $29 million and $82 million for the comparable 2021 periods. Deposit service charges increased primarily driven by higher volumes of our transaction-based fee products.
Lending Related Fees
Lending related fees were $20 million and $65 million for the three and nine months ended September 30, 2022, compared to $21 million and $55 million for the comparable 2021 periods. The increase for the nine months ended September 30, 2022, was primarily due to an increase in unused commitment fees associated with an increase in unfunded credit commitments.

A summary of lending related fees by type for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Lending related fees by instrument type:
Unused commitment fees	$14	$14	—%	$49	$42	16.7%
Other	6	7	(14.3)	16	13	23.1
Total lending related fees	$20	$21	(4.8)	$65	$55	18.2
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees were $15 million and $43 million for the three and nine months ended September 30, 2022, compared to $13 million and $39 million for the comparable 2021 periods. The increases were driven primarily by an increase in deferred fee income reflective of larger letter of credit issuances.
Investment Banking Revenue
Investment banking revenue was $75 million and $293 million for the three and nine months ended September 30, 2022, compared to $90 million and $335 million for the comparable 2021 periods. The decreases were primarily driven by the slowdown in public and private markets which limited underwriting fees and partially offset by increased advisory fees reflective of hiring and investment over the past year to expand our investment banking capabilities.
A summary of investment banking revenue by type for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Investment banking revenue:
Underwriting fees	$24	$39	(38.5)%	$97	$248	(60.9)%
Advisory fees	40	26	53.8	163	39	NM
Private placements and other	11	25	(56.0)	33	48	(31.3)
Total investment banking revenue	$75	$90	(16.7)	$293	$335	(12.5)
Commissions
Commissions for the three and nine months ended September 30, 2022 were $24 million and $73 million, compared to $17 million and $58 million for the comparable 2021 periods. Commissions include commissions received from clients for the execution of agency-based brokerage transactions in listed and over-the-counter equities. The Company also earns subscription fees for market intelligence services that are recognized over the period in which they are delivered. Fees received before the subscription period ends is initially recorded as deferred revenue (a contract liability) in other liabilities in our consolidated balance sheet. The increases in commissions were driven by subscription fees, which are new to core fee income due to the acquisition of MoffettNathanson in December 2021.
Other
Other noninterest income was $31 million and $119 million for the three and nine months ended September 30, 2022, compared to $25 million and $97 million for the comparable 2021 periods. The increase for the three months ended September 30, 2022, was primarily due to an increase in foreign exchange exposure gains. The increase for the nine months ended September 30, 2022, was primarily due to the $25 million increase in fair value of hedge instruments for certain funds.

Noninterest Expense
A summary of noninterest expense for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Compensation and benefits	$563	$548	2.7%	$1,649	$1,418	16.3%
Professional services	117	104	12.5	355	282	25.9
Premises and equipment	71	54	31.5	189	124	52.4
Net occupancy	25	25	—	74	60	23.3
Business development and travel	21	6	NM	62	13	NM
FDIC and state assessments	25	13	92.3	57	33	72.7
Merger-related charges	7	83	(91.6)	39	102	(61.8)
Other	63	46	37.0	188	136	38.2
Total noninterest expense	$892	$879	1.5	$2,613	$2,168	20.5
Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Compensation and benefits:
Salaries and wages	$280	$195	43.6%	$780	$504	54.8%
Incentive compensation plans	145	229	(36.7)	456	541	(15.7)
Other employee incentives and benefits (1)	138	124	11.3	413	373	10.7
Total compensation and benefits	$563	$548	2.7	$1,649	$1,418	16.3
Period-end full-time equivalent employees	8,429	6,208	35.8	8,429	6,208	35.8
Average full-time equivalent employees	8,236	6,024	36.7	7,579	5,144	47.3

(1)Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), ESOP, warrant and other incentive plans, retention plans, agency fees and other employee-related expenses.
Compensation and benefits expense was $563 million for the three months ended September 30, 2022, compared to $548 million for the comparable 2021 period. The key factors affecting changes in compensation and benefits expense were as follows:
•An increase of $85 million in salaries and wages expense primarily due to an increase in FTE employees, as we continue to invest in our revenue-generating lines of business and support functions as well as the impact of annual merit increases,
•An increase of $14 million in other employee incentives and benefits driven primarily by the increase in FTE employees, partially offset by
•A decrease of $84 million in incentive compensation plans expense attributable to a decrease in our incentive compensation plan accrual as a result of our updated financial outlook.
Compensation and benefits expense was $1.6 billion for the nine months ended September 30, 2022, compared to $1.4 billion for the comparable 2021 period. The key factors affecting changes in compensation and benefits expense were as follows:
•An increase of $276 million in salaries and wages expense primarily due to an increase in FTE employees, as we continue to invest in our revenue-generating lines of business and support functions as well as the impact of annual merit increases,
•An increase of $40 million in other employee incentives and benefits driven primarily by an increase in stock compensation expenses due to higher grant volume, increased first quarter seasonal expenses relating to additional 401(k) matching contributions and employer-related payroll taxes driven by our increased headcount, partially offset by
•A decrease of $85 million in incentive compensation plans expense related primarily to a decrease in our incentive compensation plan accrual as a result of our updated financial outlook, partially offset by an increase in the number of plan participants along with higher targets due to annual merit increases and promotions.

Our variable compensation plans consist primarily of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, Deferred Compensation Plan, 401(k) and ESOP Plan, SVB Securities Incentive Compensation Plan, SVB Securities Retention Award, EHOP, 2006 Incentive Plan and ESPP (see descriptions in our 2021 Form 10-K). Total costs incurred under these plans were $163 million and $515 million for the three and nine months ended September 30, 2022, respectively, compared to $255 million and $648 million for the comparable 2021 periods. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $117 million and $355 million for the three and nine months ended September 30, 2022, compared to $104 million and $282 million for the comparable 2021 periods. The increases were driven by higher consulting fees associated with our initiatives related to our regulatory programs as well as continued investments in our infrastructure and operating projects to support our presence both domestically and internationally.
Premises and Equipment
Premises and equipment expense was $71 million and $189 million for the three and nine months ended September 30, 2022, compared to $54 million and $124 million for the comparable 2021 periods. The increases were primarily related to higher computer software support and maintenance fees driven by new contracts and the renewal of existing contracts, and an increase in software project depreciation.
Net Occupancy
Net occupancy expense was $25 million and $74 million for the three and nine months ended September 30, 2022, compared to $25 million and $60 million for the comparable 2021 periods. The increase for the nine months ended September 30, 2022 was primarily driven by increased amortization expenses on new leases and extensions.
Business Development and Travel
Business development and travel was $21 million and $62 million for the three and nine months ended September 30, 2022, compared to $6 million and $13 million for the comparable 2021 periods. The increases were primarily due to the continued easing of COVID-19 restrictions on in-person meetings and travel that were previously in place.
FDIC and State Assessments
FDIC and state assessments expense was $25 million and $57 million for the three and nine months ended September 30, 2022, compared to $13 million and $33 million for the comparable 2021 periods. The increases were due primarily to the increase in our average deposits as well as the acquisition of Boston Private deposits during the comparable nine month period.
Merger-Related Charges
Merger-related charges was a new noninterest expense line item for the second quarter of 2021 as a result of the Boston Private acquisition. A summary of merger-related charges, which includes direct acquisition costs for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Personnel-related	$1	$10	(90.0)%	$6	$10	(40.0)%
Occupancy and facilities	—	39	—	4	39	(89.7)
Professional services	4	28	(85.7)	14	43	(67.4)
Systems integration and related charges	2	6	(66.7)	15	10	50.0
Total merger-related charges	$7	$83	(91.6)	$39	$102	(61.8)
Other Noninterest Expense
Other noninterest expense was $63 million and $188 million for the three and nine months ended September 30, 2022, compared to $46 million and $136 million for the comparable 2021 periods. This increase was driven by expenses primarily related to increased lending, deposit and other client-related processing costs as well as higher advertising and promotional expenses.

Operating Efficiency Ratio
Our operating efficiency ratio was 57.29 and 55.77 percent, respectively, for the three and nine months ended September 30, 2022, compared to 57.68 and 49.08 percent for the comparable 2021 periods. The decrease for the three months ended September 30, 2022 compared to the same period in 2021 was driven by higher net interest income partially offset by lower noninterest income from market-driven revenue reflective of the current public market volatility and higher noninterest expense as we continue to invest and support long-term growth. The increase for the nine months ended September 30, 2022 compared to the same period in 2021 was driven by lower noninterest income and higher noninterest expense, partially offset by higher net interest income.
Income Taxes
Our effective tax rate was 27.2 percent and 26.5 percent for the three and nine months ended September 30, 2022, compared to 27.6 percent and 26.1 percent for the comparable 2021 periods. The decrease in our effective tax rate for the three months ended September 30, 2022 was attributable to an increase in tax exempt income and resolution of certain tax matters. The increase in our effective tax rate for the nine months ended September 30, 2022 was attributable to lower recognition of excess tax benefits from share based compensation. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “net income attributable to noncontrolling interests” on our statements of income.
In the table below, noninterest income consists primarily of net investment gains and losses from our consolidated funds. A summary of net income attributable to noncontrolling interests for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Noninterest income (1)	$38	$(64)	(159.4)	$61	$(116)	(152.6)
Carried interest allocation (2)	13	(24)	(154.2)	(8)	(110)	(92.7)
Net loss (income) attributable to noncontrolling interests	$51	$(88)	(158.0)	$53	$(226)	(123.5)

(1)Represents noncontrolling interests’ share in noninterest income or loss.
(2)Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.
Net losses attributable to noncontrolling interests were $51 million and $53 million for the three and nine months ended September 30, 2022, respectively, compared to net income attributable to noncontrolling interests of $88 million and $226 million, respectively, for the comparable 2021 periods. Net losses attributable to noncontrolling interests for the three and nine months ended at September 30, 2022, were driven primarily by net losses on investment securities (including carried interest allocation) from unrealized valuation decreases of our managed funds of funds portfolio and our SVB Securities funds.
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

The following is our reportable segment information for the three and nine months ended September 30, 2022 and 2021:
Silicon Valley Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Net interest income	$1,107	$766	44.5%	$2,993	$2,084	43.6%
Provision for (reduction of) credit losses	(32)	29	NM	(174)	(27)	NM
Noninterest income	308	182	69.2	781	514	51.9
Noninterest expense	(381)	(336)	13.4	(1,148)	(911)	26.0
Income before income tax expense	$1,002	$641	56.3	$2,452	$1,660	47.7
Total average loans, amortized cost	$55,177	$44,789	23.2	$53,855	$41,591	29.5
Total average assets	175,620	151,352	16.0	178,209	130,177	36.9
Total average deposits	172,427	148,879	15.8	175,370	128,006	37.0
Three months ended September 30, 2022 and 2021
Income before income tax expense from Silicon Valley Bank increased to $1,002 million for the three months ended September 30, 2022, compared to $641 million for the comparable 2021 period. The key components of Silicon Valley Bank's performance for the three months ended September 30, 2022 compared to the comparable 2021 period are discussed below.
Net interest income from Silicon Valley Bank increased by $341 million for the three months ended September 30, 2022, due primarily from increases in deposit funding credits, yields and average loans, partially offset by higher rates on deposits as well as increases in average balances of interest-bearing deposits.
A provision for credit losses of $32 million for the three months ended September 30, 2022, compared to a reduction of credit losses of $29 million for the comparable 2021 period. The provision for credit losses of $32 million for the three months ended September 30, 2022 was driven primarily by growth in both funded loans and unfunded commitments, and a deterioration in projected economic conditions.
A reduction of credit losses of $29 million for the three months ended September 30, 2021 was driven primarily by a reduction in credit losses due to the previously discussed model enhancements (see “Results of Operations—Provision for Credit Losses— (Reduction) Provision for Loans.”), a decrease in net new nonaccrual loans and recoveries, partially offset by an increase in charge-offs not specifically reserved for at June 30, 2021 and an increase in provision for loan growth.
Noninterest income increased by $126 million for the three months ended September 30, 2022 related primarily to an overall increase in our non-GAAP core fee income. The overall increase was due primarily to higher client investment fees driven by improved fee margins resulting from higher short-term interest rates driven by the 2022 Federal Funds rate hikes and higher foreign exchange fees driven by increases in forward and spot contract commissions reflective of the increased volume of trades.
Noninterest expense increased by $45 million for the three months ended September 30, 2022, due primarily to premises and equipment expense, business development and travel expense and compensation and benefits expense. Premises and equipment expense increased due to higher software support and maintenance fees as well as an increase in software depreciation. Business development and travel expense increased due to the easing of COVID-19 restrictions on in-person meetings and travel that were previously in place. Compensation and benefits expense increased as a result of higher salaries and wages expenses driven by an increase in FTE employees as we continue to invest in our business as well as from the impact of annual merit increases.
Nine months ended September 30, 2022 and 2021
Net interest income from Silicon Valley Bank increased by $909 million for the nine months ended September 30, 2022, due primarily from increases in deposit funding credits, yields and average loans, partially offset by higher rates on deposits as well as increases in average balances of interest-bearing deposits.
There was a provision for credit losses of $174 million for the nine months ended September 30, 2022, compared to a provision of credit losses of $27 million for the comparable 2021 period. The provision for credit losses of $174 million for the nine months ended September 30, 2022 was driven by a deterioration in projected economic conditions, as well as growth in funded loans and unfunded commitments.
The provision for credit losses of $27 million for the nine months ended September 30, 2021 was driven primarily by charge-offs not specifically reserved for at December 31, 2020, of which $80 million was related to the single instance of potentially fraudulent activity discussed in prior filings and an increase in provision related to loan growth, partially offset by a reduction in provision due to model enhancements, a decrease in net new nonaccrual loans and recoveries.
Noninterest income increased by $267 million for the nine months ended September 30, 2022 related primarily to an overall increase in our non-GAAP core fee income. The overall increase was due primarily to higher client investment fees driven by improved fee margins resulting from higher short-term interest rates as a result of the 2022 Federal Funds rate hikes, higher foreign exchange fees primarily due to increases in spot contract commissions reflective of the increased volume of trades, and credit card fees driven by higher transaction volumes reflective of increased spending and client growth, as well as higher travel spending compared to the first nine months of 2021.
Noninterest expense increased by $237 million for the nine months ended September 30, 2022, due primarily to compensation and benefits expense, business development and travel expenses and premises and equipment expense. Compensation and benefits expense increased as a result of higher salaries and wages expenses. Salaries and wages expense increased primarily due to an increase in FTE employees as we continue to invest in our business, as well as from the impact of annual merit increases. Premises and equipment expense increased due to higher software support and maintenance fees as well as an increase in software depreciation. Business development and travel expense increased due to the easing of COVID-19 restrictions on in-person meetings and travel that were previously in place.
SVB Private

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Net interest income	$111	$74	50.0%	$296	$146	102.7%
Reduction of (provision for) credit losses	3	(20)	(115.0)	(9)	(16)	(43.8)
Noninterest income	22	25	(12.0)	72	28	157.1
Noninterest expense	(85)	(93)	(8.6)	(267)	(126)	111.9
Income (loss) before income tax expense	$51	$(14)	NM	$92	$32	187.5
Total average loans, amortized cost	$15,181	$13,515	12.3	$14,711	$8,610	70.9
Total average assets	17,032	15,930	6.9	16,456	9,459	74.0
Total average deposits	12,436	13,431	(7.4)	13,327	7,108	87.5
Three months ended September 30, 2022 and 2021
Net interest income from SVB Private increased by $37 million from the comparable 2021 period due primarily from higher average loans, yields and deposit funding credits, partially offset by higher rates on deposits, average balances of interest-bearing deposits and loan funding charges.
The reduction of credit losses of $3 million for the three months ended September 30, 2022 was reflective primarily of a reduction in reserves for our performing loans due to a reduction in CRE reserve rate driven by the CRE model’s sensitivity to the lower weighting placed on the downside scenario, offset by increases in reserves for the other loan classes within SVB Private.
Noninterest income decreased by $3 million for the three months ended September 30, 2022 primarily due to lower wealth management and trust fees as AUM saw a decrease driven by unfavorable market returns resulting from persistent market volatility.
Noninterest expense decreased by $8 million for the three months ended September 30, 2022, related primarily to compensation and benefits expense. Compensation and benefits expense decreased as a result of lower incentive compensation plan expense.
Nine months ended September 30, 2022 and 2021
Net interest income from our SVB Private increased by $150 million from the comparable 2021 period, as average loans increased driven primarily by the acquisition of Boston Private as well as higher average loans, yields and deposit funding credits, partially offset by higher rates on deposits, average balances of interest-bearing deposits and loan funding charges.
The provision for credit losses of $9 million for the nine months ended September 30, 2022 was driven primarily by a deterioration in projected economic conditions.
Noninterest income increased by $44 million for the nine months ended September 30, 2022 primarily due to wealth management and trust fees, which is a new financial statement line item for the third quarter of 2021 as a result of the Boston Private acquisition.
Noninterest expense increased by $141 million for the nine months ended September 30, 2022, related primarily to compensation and benefits expense. Compensation and benefits expense increased as a result of an increase in average number of FTE employees primarily due to the acquisition of Boston Private.

SVB Capital

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Noninterest (loss) income	$(54)	$145	(137.2)	(78)	389	(120.1)
Noninterest expense	(17)	(15)	13.3	(53)	(48)	10.4
(Loss) income before income tax expense	$(71)	$130	(154.6)	$(131)	$341	(138.4)
Total average assets	$883	$730	21.0	$956	$641	49.1
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
Three months ended September 30, 2022 and 2021
SVB Capital had a noninterest loss of $54 million for the three months ended September 30, 2022, compared to noninterest income of $145 million for the comparable 2021 period. The decrease in noninterest income was due primarily to reduced valuations reflecting adverse market conditions during the third quarter of 2022, which drove net losses on investment securities, net of NCI, of $72 million for the three months ended September 30, 2022, compared to net gains on investment securities, net of NCI, of $123 million for the comparable 2021 period.
Nine months ended September 30, 2022 and 2021
SVB Capital had a noninterest loss of $78 million for the nine months ended September 30, 2022, compared to noninterest income of $389 million for the comparable 2021 period. The decrease in noninterest income was due primarily to reduced valuations reflecting adverse market conditions during the nine months ended September 30, 2022, which drove net losses on investment securities, net of NCI, of $126 million for the nine months ended September 30, 2022, compared to net gains on investment securities, net of NCI, of $320 million for the comparable 2021 period.
SVB Securities

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Net interest income	$1	$—	—	$1	$—	—
Noninterest income	$100	$131	(23.7)	352	450	(21.8)
Noninterest expense	(131)	(142)	(7.7)	(406)	(376)	8.0
(Loss) income before income tax expense	$(30)	$(11)	172.7	$(53)	$74	(171.6)
Total average assets	$898	$837	7.3	$912	$778	17.2
SVB Securities’ components of noninterest income primarily include investment banking revenue, commissions and net gains and losses on non-marketable and other equity securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.
Three months ended September 30, 2022 and 2021
SVB Securities had noninterest income of $100 million for the three months ended September 30, 2022, compared to $131 million for the comparable September 30, 2021 period. The $31 million decrease in noninterest income was driven primarily by strong investment gains recognized during the three months ended September 30, 2021 and lower investment banking revenue due to the slowdown in transactions as a result of market volatility partially offset by an increase in commissions driven by subscription fees due to the acquisition of MoffettNathanson in December 2021.
SVB Securities had noninterest expense of $131 million for the three months ended September 30, 2022, compared to $142 million for the comparable 2021 period. The $11 million decrease in noninterest expense was driven primarily by an decrease in compensation and benefits expense due to lower incentive compensation expense.

Nine months ended September 30, 2022 and 2021
SVB Securities had noninterest income of $352 million for the nine months ended September 30, 2022, compared to $450 million for the comparable September 30, 2021 period. The $98 million decrease in noninterest income was driven primarily by strong investment gains recognized during the nine months ended September 30, 2021 and lower investment banking revenue due to the slowdown in transactions as a result of market volatility partially offset by an increase in commissions driven by subscription fees.
SVB Securities had noninterest expense of $406 million for the nine months ended September 30, 2022, compared to $376 million for the comparable 2021 period. The $30 million increase in noninterest expense was driven primarily by an increase in compensation and benefits expense due to an increase in strategic hires throughout the past twelve months to support the continued expansion of SVB Securities.
Consolidated Financial Condition
Our total assets, and total liabilities and stockholders' equity, were $212.9 billion at September 30, 2022 compared to $211.3 billion at December 31, 2021, an increase of $1.6 billion, or 0.7 percent. Refer below to a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $14.0 billion at September 30, 2022, a decrease of $618 million, or 4.2 percent, compared to $14.6 billion at December 31, 2021. The decrease was primarily driven by a decrease in interest-earning deposits in other financial institutions. As of September 30, 2022, $7.6 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $4.6 billion. As of December 31, 2021, $5.7 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate and interest-earning deposits in other financial institutions were $5.8 billion.

Investment Securities
Investment securities totaled $122.6 billion at September 30, 2022, a decrease of $5.4 billion, or 4.2 percent, compared to $128.0 billion at December 31, 2021. Our investment securities portfolio is comprised of: (i) an AFS securities portfolio and a HTM securities portfolio, both of which represent interest earning fixed income investment securities; and (ii) a non-marketable and other equity securities portfolio, which represents primarily investments managed as part of our funds management business, investments in qualified affordable housing projects, as well as public equity securities held as a result of equity warrant assets exercised.
AFS Securities
Period-end AFS securities were $26.7 billion at September 30, 2022, compared to $27.2 billion at December 31, 2021, a decrease of $510 million, or 1.9 percent. The decrease in period-end AFS securities balances from December 31, 2021 to September 30, 2022 was driven by a the sale of $8.5 billion of AFS securities and a $2.9 billion decrease in the fair value of our AFS securities portfolio, reflective of higher interest rates, as well as paydowns and maturities of AFS securities of $1.2 billion, partially offset by $12.4 billion of purchases.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as AFS as of September 30, 2022. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities, U.S. agency debentures and foreign government debt securities, the expected maturity is the actual contractual maturity of the notes. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as AFS typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	September 30, 2022
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$16,845	1.38%	$936	0.26%	$15,133	1.37%	$776	2.96%	$—	—%
U.S. agency debentures	100	4.20	—	—	34	4.30	66	4.15	—	—
Foreign government debt securities	913	2.24	41	(0.02)	46	2.29	826	2.46	—	—
Residential MBS:
Agency-issued MBS	6,683	1.53	—	—	—	—	45	2.86	6,638	1.53
Agency-issued CMO—fixed rate	714	1.34	—	—	—	—	—	—	714	1.34
Agency-issued CMBS	1,456	1.89	—	—	100	1.29	1,356	1.94	—	—
Total	$26,711	1.49	$977	0.25	$15,313	1.38	$3,069	2.40	$7,352	1.51
HTM Securities
Period-end HTM securities were $93.3 billion at September 30, 2022, compared to $98.2 billion at December 31, 2021, a decrease of $4.9 billion, or 5.0 percent. The $4.9 billion decrease in period-end HTM securities balances from December 31, 2021 to September 30, 2022 was driven by $9.6 billion in paydowns and maturities, partially offset by purchases of $5.0 billion.
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
The following table summarizes the remaining contractual principal maturities, net of ACL, and fully taxable equivalent yields on fixed income investment securities classified as HTM as of September 30, 2022. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 21.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for MBS may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. MBS classified as HTM typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower interest rate environments. The expected yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	September 30, 2022
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in millions)	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield	Net Carry Value	Weighted Average Yield
U.S. agency debentures	$486	1.91%	$1	2.39%	$118	2.50%	$367	1.72%	$—	—%
Residential MBS:
Agency-issued MBS	59,200	1.55	1	1.65	2	2.95	1,148	2.32	58,049	1.54
Agency-issued CMO—fixed rate	10,741	1.48	—	—	87	1.47	154	1.70	10,500	1.48
Agency-issued CMO—variable rate	83	0.74	—	—	—	—	—	—	83	0.74
Agency-issued CMBS	14,644	1.63	45	0.41	159	0.85	968	1.93	13,472	1.62
Municipal bonds and notes	7,428	2.82	25	2.30	235	2.50	1,265	2.73	5,903	2.85
Corporate bonds	704	1.86	—	—	115	1.72	589	1.88	—	—
Total	$93,286	1.66	$72	1.12	$716	1.88	$4,491	2.40	$88,007	1.63
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. The estimated weighted-average duration of our fixed income investment securities portfolio was 5.7 years and 4.0 years at September 30, 2022 and December 31, 2021, respectively. The weighted-average duration of our total fixed income securities portfolio including the impact of our fair value swaps was 3.7 years at December 31, 2021. There were no outstanding fair value swaps at September 30, 2022.

The weighted-average duration of our AFS securities portfolio was 3.7 years at September 30, 2022 and 3.5 years at December 31, 2021. The weighted-average duration of our AFS securities portfolio including the impact of our fair value swaps was 2.4 years at December 31, 2021. The weighted-average duration of our HTM securities portfolio was 6.3 years at September 30, 2022 and 4.1 years at December 31, 2021.
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
Period-end non-marketable and other equity securities were $2.6 billion ($2.3 billion net of noncontrolling interest) at September 30, 2022 compared to $2.5 billion ($2.2 billion net of noncontrolling interest) at December 31, 2021, an increase of $52 million, or 2.0 percent. The following table summarizes the carrying value (as reported) of non-marketable and other equity securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable and other equity securities:
Non-marketable securities (fair value accounting):
Consolidated venture capital and private equity fund investments (1)	$147	$105	$130	$36
Unconsolidated venture capital and private equity fund investments (2)	123	123	208	208
Other investments without a readily determinable fair value (3)	176	176	164	164
Other equity securities in public companies (fair value accounting (4)	29	29	117	117
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	639	373	671	397
Debt funds	4	4	5	5
Other investments	272	272	294	294
Investments in qualified affordable housing projects, net	1,205	1,205	954	954
Total non-marketable and other equity securities	$2,595	$2,287	$2,543	$2,175

(1)The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$2	$—	$2	$—
Capital Preferred Return Fund, LP	30	7	61	13
Growth Partners, LP	25	8	67	23
Redwood Evergreen Fund, LP	90	90	—	—
Total consolidated venture capital and private equity fund investments	$147	$105	$130	$36
(2)The carrying value represents investments in 141 and 150 funds (primarily venture capital funds) at September 30, 2022 and December 31, 2021, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships' operating activities and financial policies. Our unconsolidated venture capital and private equity fund investments are carried at fair value based on the fund investments' net asset values per share as obtained from the general partners of the funds. For each fund investment, we adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example June 30th for our September 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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
(5)The following table shows the carrying value and our ownership percentage of each investment at September 30, 2022 and December 31, 2021 (equity method accounting):

	September 30, 2022		December 31, 2021
(Dollars in millions)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$2	$2	$3	$3
Strategic Investors Fund III, LP	13	11	25	21
Strategic Investors Fund IV, LP	23	19	36	30
Strategic Investors Fund V, LP	59	31	87	45
CP II, LP (1)	2	1	2	1
Other venture capital and private equity fund investments	540	309	518	298
Total venture capital and private equity fund investments	$639	$373	$671	$398
Debt funds:
Gold Hill Capital 2008, LP (2)	$3	$3	$4	$4
Other debt funds	1	1	1	1
Total debt funds	$4	$4	$5	$5
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$143	$143	$154	$154
Other investments	129	129	140	140
Total other investments	$272	$272	$294	$294

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
In June 2017, we received notice that the Federal Reserve approved the Company’s application for an extension of the permitted conformance period for the Company’s investments in “illiquid” covered funds (“Restricted Volcker Investments”). The approval extended the deadline by which the Company must sell, divest, restructure or otherwise conform such investments to the provisions of the Volcker Rule by the earlier of (i) July 21, 2022, or (ii) the date by which each fund matures by its terms or is otherwise conformed to the Volcker Rule. As a result of various subsequent amendments to the Volcker Rule, we believe all of our Restricted Volcker Investments (i) qualify for exclusions; (ii) otherwise are excluded from the definition of "covered fund"; or (iii) are subject to a liquidation or dissolution process (For more information about the Volcker Rule, see “Business — Supervision and Regulation” under Part 1, Item 1 of our 2021 Form 10-K).
Loans
Loans at amortized cost basis increased by $5.9 billion to $72.1 billion at September 30, 2022, compared to $66.3 billion at December 31, 2021. Unearned income was $244 million at September 30, 2022 and $250 million at December 31, 2021. The increase in period-end loans was driven primarily by our Global Fund Banking, Technology and Life Science/Healthcare and Private Bank loan portfolios.

The breakdown of total loans and loans as a percentage of total loans by class of financing receivable is as follows:

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Percentage	Amount	Percentage
Global fund banking	$40,337	55.9%	$37,958	57.3%
Investor dependent:
Early stage	1,911	2.6	1,593	2.4
Growth stage	4,398	6.1	3,951	5.9
Total investor dependent	6,309	8.7	5,544	8.3
Cash flow dependent- SLBO	1,845	2.6	1,798	2.7
Innovation C&I	8,321	11.6	6,673	10.1
Private bank	10,102	14.0	8,743	13.2
CRE	2,609	3.6	2,670	4.0
Premium wine	1,117	1.5	985	1.5
Other C&I	1,087	1.5	1,257	1.9
Other	374	0.5	317	0.5
PPP	28	0.1	331	0.5
Total loans	$72,129	100.0%	$66,276	100.0%
For additional details on our loan classes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loans” under Part II, Item 7 of our 2021 Form 10-K.
The table below details loans that are secured by real estate, at amortized cost as of September 30, 2022 and December 31, 2021.

(Dollars in millions)	September 30, 2022	December 31, 2021
Real estate secured loans:
Private bank:
Loans for personal residence	$7,998	$6,939
Loans to eligible employees	540	455
Home equity lines of credit	125	130
Other	138	135
Total private bank loans secured by real estate	$8,801	$7,659
CRE:
Multifamily and residential investment	910	1,021
Retail	462	524
Office and medical	509	499
Manufacturing, industrial and warehouse	465	336
Hospitality	110	142
Other	153	148
Total CRE loans secured by real estate	$2,609	$2,670
Premium wine	881	793
Other	417	334
Total real estate secured loans	$12,708	$11,456

Loan Concentration
The following table provides a summary of total loans by size and class of financing receivable. The breakout below is based on total client balances (individually or in the aggregate) as of September 30, 2022:

	September 30, 2022
(Dollars in millions)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Global fund banking	$1,146	$1,785	$3,461	$3,739	$30,206	$40,337
Investor dependent:
Early stage	1,307	348	226	42	—	1,923
Growth stage	890	1,145	1,298	440	626	4,399
Total Investor Dependent	$2,197	$1,493	$1,524	$482	$626	$6,322
Cash flow dependent - SLBO	4	53	239	546	1,003	1,845
Innovation C&I	443	428	912	1,089	5,457	8,329
Private bank	7,527	1,170	901	238	266	10,102
CRE	750	567	757	346	189	2,609
Premium wine	217	290	273	143	194	1,117
Other C&I	351	138	251	224	130	1,094
Other	92	81	157	44	—	374
Total loans (1)	$12,727	$6,005	$8,475	$6,851	$38,071	$72,129

(1)Included in total loans at amortized cost is approximately $28 million in PPP loans. The PPP loans consist of loans across all of our classes of financing receivables.
At September 30, 2022, loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $44.9 billion of our total loan portfolio. These loans represented 824 clients, none of which were on nonaccrual status as of September 30, 2022.
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
State Concentrations
Approximately 28 percent of our outstanding total loan balances as of September 30, 2022 were to borrowers based in California, compared to 30 percent as of December 31, 2021. Borrowers in New York increased to 12 percent at September 30, 2022, compared to 10 percent as of December 31, 2021, and borrowers in Massachusetts represented approximately 13 percent of total loan balances at September 30, 2022 compared to 12 percent as of December 31, 2021. Other than California,

New York, and Massachusetts, there are no additional states with loan balances greater than or equal to 10 percent of total loans as of September 30, 2022.
See generally “Risk Factors–Credit Risks” set forth under Part I, Item 1A in our 2021 Form 10-K and "Risk Factors" under Part II, Item 1A of this report.
Paycheck Protection Program
We accepted applications under the PPP administered by the SBA under the CARES Act and originated loans to qualified small businesses until the loan origination phase of the PPP ended on June 30, 2021. Under the terms of the program, loans funded through the PPP are eligible to be forgiven if certain requirements are met, including using the funds for certain costs relating to payroll, healthcare and qualifying mortgage interest, rent and utility payments. We continued to participate in the forgiveness stage of the PPP through the third quarter of 2022.
As of September 30, 2022, we have outstanding PPP loans in the amount of $28 million, as approved by the SBA, compared to $331 million at December 31, 2021. This funded amount reflects repayments received as of such date.
Loan Deferral Programs
In April 2020, we implemented three loan payment deferral programs targeted to assist borrowers who were the most impacted by the COVID-19 pandemic. As of September 30, 2022, no loan modifications remained active under these programs. As of December 31, 2021, loans modified under these programs had outstanding balances of $10 million, which consisted entirely of venture-backed borrowers who lengthened their existing interest-only payment period under the deferral program.
For additional details on our PPP and loan deferral programs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loans” under Part II, Item 7 of our 2021 Form 10-K.
Credit Quality Indicators
Our total criticized loans and nonaccrual loans represented three percent of our total loans at both September 30, 2022 and December 31, 2021. Criticized and nonaccrual loans to early-stage clients represented 12 percent of our total criticized and nonaccrual loan balances at September 30, 2022 compared to 13 percent as of December 31, 2021. Loans to early-stage investor dependent clients represent a relatively small percentage of our overall portfolio at three percent of total loans at September 30, 2022 and two percent at December 31, 2021. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.
As of September 30, 2022, we have identified the following risks to credit quality: (i) pressured public and private markets, (ii) larger Growth Stage, Innovation C&I, and Cash Flow Dependent - SLBO loan sizes and (iii) exposure from CRE loans.
(i) Pressured public and private markets - Prolonged market volatility may impact the performance of the Technology and Life Science/Healthcare portfolio. This risk particularly applies to Investor Dependent loans, where repayment is dependent on the borrower's ability to fundraise or exit.
(ii) Larger Growth Stage, Innovation C&I and Cash Flow Dependent - SLBO loan sizes - The growth of our balance sheet and our clients continues to increase the number of large loans, which may introduce greater volatility in credit metrics.
(iii) Exposure from CRE loans - We acquired these loans from Boston Private in 2021. The exposure is mitigated by the well-margined collateral on these loans and our limited overall exposure, with CRE making up only 4 percent of total loans at September 30, 2022.
Additionally, we have identified the following factors that could have a positive impact on credit quality: (i) strong client balance sheets and (ii) an improved risk profile of our loan portfolio.
(i) Strong client balance sheets - Record venture capital investment over the past two years has generally extended client runways. We currently believe our clients are generally in stronger positions compared to similar stages of previous economic cycles.
(ii) Improved risk profile of loan portfolio - As described above, our Investor Dependent - Early Stage class, which historically has been the most vulnerable loan class with the most losses, is only three percent of total loans. Furthermore, seventy percent of total loans are now in our Global Fund Banking and Private Bank classes, which have low credit loss experience.

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

(Dollars in millions)	September 30, 2022	December 31, 2021
Nonperforming, past due, and restructured loans:
Nonaccrual loans	$76	$84
Loans past due 90 days or more still accruing interest	6	7
Total nonperforming loans	82	91
OREO and other foreclosed assets	—	1
Total nonperforming assets	$82	$92
Performing TDRs	$32	$40
Nonaccrual loans as a percentage of total loans	0.11%	0.13%
Nonperforming loans as a percentage of total loans	0.11%	0.14
Nonperforming assets as a percentage of total assets	0.04	0.04
ACL for loans (1)	$557	$422
As a percentage of total loans	0.77%	0.64%
As a percentage of total nonperforming loans	679.27	463.74
ACL for nonaccrual loans (1)	$25	$35
As a percentage of total loans	0.03%	0.05%
As a percentage of total nonperforming loans	30.49	38.46
ACL for total performing loans (1)	$532	$387
As a percentage of total loans	0.74%	0.58%
As a percentage of total performing loans	0.74	0.58
Total loans	$72,129	$66,276
Total performing loans	72,047	66,185
ACL for unfunded credit commitments (2)	265	171
As a percentage of total unfunded credit commitments	0.48%	0.39%
Total unfunded credit commitments (3)	$55,698	$44,016

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
To determine the ACL for performing loans as of September 30, 2022 and December 31, 2021, we utilized three scenarios, on a weighted basis, from Moody's Analytics September 2022 and December 2021 forecasts, respectively, in our expected lifetime loss estimate. The table below summarizes the key assumptions within each period's baseline forecasts, as well as the weightings we applied to the three economic forecast scenarios in our model.

	September 30, 2022	December 31, 2021
Key economic factors from Moody's baseline forecasts
Gross domestic product projected growth rate	1.3%	6.8%
Projected unemployment rate	3.7%	4.3%
Housing price index projected growth rate	(2.2)%	5.9%

Weightings applied to different Moody's economic scenarios
Upward outlook (Moody's S1)	25%	30%
Baseline (Moody's B)	35	40
Downward outlook (Moody's S3)	40	30
Total	100%	100%

While utilizing the Moody's September 2022 forecast, we determined that a higher weighting should be applied to the economic downturn scenario to align with our expectations as of September 30, 2022, compared to the standard weighting applied at December 31, 2021. After adjusting the weightings accordingly, we determined the forecast to be a reasonable view of the outlook for the economy given the available information at current quarter end.
Our ACL for loans as a percentage of total loans increased 13 basis points to 0.77 percent at September 30, 2022, compared to 0.64 percent at December 31, 2021. The 13 basis points increase was due to the increase in our performing loans reserve rate, which was a result of the deterioration of current and forecasted economic conditions, as well as continued loan growth. For a detailed discussion of changes in the current period's reserve, see "Provision for Credit Losses."
The following table presents a summary of changes in nonaccrual loans for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Balance, beginning of period	$93	$79	$84	$104
Additions	31	53	113	67
Paydowns and other reductions	(23)	(12)	(79)	(30)
Charge-offs	(25)	(6)	(42)	(27)
Balance, end of period	$76	$114	$76	$114

Average nonaccrual loans	$94	$111	$87	$108
Our nonaccrual loan balance decreased by $8 million to $76 million at September 30, 2022, compared to $84 million at December 31, 2021. The decrease was due primarily to paydowns and charge-offs of existing nonaccrual loans driven by clients in our Technology and Life Science/Healthcare portfolios. In the third quarter of 2022, our Investor Dependent clients accounted for $12 million of the paydowns and other reductions, $10 million specifically coming from Early Stage clients. Charge-offs were also primarily driven by Early Stage clients. Offsetting new nonaccrual loans were largely driven by both Early Stage and Growth Stage Investor Dependent clients. As of September 30, 2022, we have specifically reserved $25 million for our nonaccrual loans.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at September 30, 2022 and December 31, 2021 is as follows:

(Dollars in millions)	September 30, 2022	December 31, 2021	% Change
Derivative assets (1)	$666	$428	55.6%
Accrued interest receivable	600	470	27.7
FHLB and Federal Reserve Bank stock	665	107	NM
Net deferred tax assets	1,016	24	NM
Accounts receivable	61	54	13.0
Other assets	515	708	(27.3)
Total accrued interest receivable and other assets	$3,523	$1,791	96.7

(1)See “Derivatives” section below.
FHLB and Federal Reserve Bank stock
The increase of $558 million in FHLB and Federal Reserve Bank stock is primarily due to purchases of additional shares as required by the Federal Reserve.
Net Deferred Tax Assets
Net deferred tax assets increased $992 million primarily due to an increase in unrealized losses on AFS securities attributable to an increase in market rates.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities at September 30, 2022 and December 31, 2021:

(Dollars in millions)	September 30, 2022	December 31, 2021	% Change
Assets:
Equity warrant assets	$351	$277	26.7%
Contingent conversion rights	6	—	—
Foreign exchange contracts	651	171	NM
Total return swaps	25	—	—
Client interest rate derivatives	128	99	29.3
Interest rate swaps	—	18	—
Total gross derivative assets	1,161	565	105.5
Less: netting adjustments	(495)	(137)	NM
Total derivative assets	$666	$428	55.6
Liabilities:
Foreign exchange contracts	$523	$137	NM
Client interest rate derivatives	235	101	132.7
Total gross derivative liabilities	$758	$238	NM
Less: netting adjustments (1)	(234)	(120)	95.0
Total derivative liabilities	$524	$118	NM

(1)During the third quarter of 2022, we changed our accounting policy to report the fair values of our derivative assets and liabilities subject to ISDA master netting arrangements on a net basis where a right of setoff exists. The net derivative fair values have been further adjusted for cash collateral received/pledged. The change in accounting policy was applied retrospectively, and prior periods have been revised to conform with current period presentation.

Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At September 30, 2022, we held warrants in 3,019 companies, compared to 2,831 companies at December 31, 2021. Warrants in 57 companies each had fair values greater than $1 million and collectively represented $180 million, or 51.4 percent, of the fair value of the total warrant portfolio at September 30, 2022. The change in fair value of equity warrant assets is recorded in "Gains on equity warrant assets, net" in noninterest income, a component of consolidated net income.
The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Balance, beginning of period	$322	$266	$277	$203
New equity warrant assets	9	6	21	19
Non-cash changes in fair value, net	32	57	79	112
Exercised equity warrant assets	(11)	(54)	(23)	(58)
Terminated equity warrant assets	(1)	(1)	(3)	(2)
Balance, end of period	$351	$274	$351	$274
Foreign Exchange Contracts
We enter into foreign exchange contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each contract entered into with our clients, we enter into an opposite way contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. To manage our exposure to variability on the foreign currency translation of net investments in non-U.S. subsidiaries, we enter into certain foreign exchange contracts to hedge against the foreign currency risk of a net investment in foreign operations. We designate these foreign exchange contracts as net investment hedges that qualify for hedge accounting under ASC 815. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. For additional information on our foreign exchange contracts, see Note 8 — “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

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
Deposits
Deposits were $176.8 billion at September 30, 2022, a decrease of $12.4 billion, or 6.5 percent, compared to $189.2 billion at December 31, 2021. The decrease in deposits was primarily driven by slowdown in public and private fundraising and exits as well as increased client cash burn, partially offset by flexible liquidity solutions that shifted off-balance sheet client funds on-balance sheet, all of which reduced the proportion of noninterest bearing deposits. Noninterest bearing demand deposits to total deposits decreased by 13 percentage points to 53 percent at September 30, 2022, compared to December 31, 2021.
Approximately 7 percent and 9 percent of our total deposits at September 30, 2022 and December 31, 2021, respectively, were from our clients in Asia.
Long-Term Debt
Our long-term debt was $3.4 billion at September 30, 2022 and $2.6 billion at December 31, 2021. The increase in our long-term debt was due to issuances of 4.345% Senior Fixed Rate/Floating Rate Notes due 2028 and 4.570% Senior Fixed Rate/Floating Rate Notes due 2033 in the second quarter of 2022.
As of September 30, 2022, long-term debt was comprised of our 3.50% Senior Notes due 2025, 3.125% Senior Notes due 2030, 1.800% Senior Notes due 2031, 2.100% Senior Notes due 2028, 1.800% Senior Notes due 2026, 4.345% Senior Fixed Rate/Floating Rate Notes due 2028, 4.570% Senior Fixed Rate/Floating Rate Notes due 2033 and junior subordinated debentures.
Other Liabilities
A summary of other liabilities at September 30, 2022 and December 31, 2021 is as follows:

(Dollars in millions)	September 30, 2022	December 31, 2021	% Change
Accrued compensation	$600	$896	(33.0)%
Allowance for unfunded credit commitments	265	171	55.0
Derivative liabilities (1)	524	118	NM
Other liabilities	1,500	1,282	17.0
Total other liabilities	$2,889	$2,467	17.1

(1)See “Derivatives” section above.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP, SVB Securities Incentive Compensation Plan, SVB Securities Retention Award and other compensation arrangements. The decrease of $296 million was primarily a result of the payout of our 2021 incentive compensation plans during the first quarter of 2022, partially offset by the accrual for the nine months ended September 30, 2022.
Allowance for Unfunded Credit Commitments
Allowance for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit. The increase of $94 million was primarily attributable to projected economic conditions, a higher weighting assigned to our downturn outlook scenario and higher unfunded credit commitment balances.

Noncontrolling Interests
Noncontrolling interests totaled $301 million and $373 million at September 30, 2022 and December 31, 2021, respectively. The decrease of $72 million was primarily due to $19 million in distributions and $53 million in net loss attributable to noncontrolling interests for the nine months ended September 30, 2022.
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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $15.5 billion at September 30, 2022, a decrease of $727 million, or 4.5 percent, compared to $16.2 billion at December 31, 2021. The decrease was primarily driven by other comprehensive income from unrealized losses recorded on AFS securities, net of tax, reflective of an increase in market rates. The decrease was partially offset by an increase in retained earnings driven by net income for the nine months ended September 30, 2022.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.

Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. The following table represents the capital components for SVB Financial and the Bank used in calculating CET1, Tier 1 capital and total capital as of September 30, 2022 and December 31, 2021:

	SVB Financial		Bank
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Common stock plus related surplus, net of treasury stock	$5,272	$5,157	$10,061	$9,265
Retained earnings	8,676	7,442	7,144	5,537
AOCI	(2,085)	(9)	(2,076)	(7)
CET1 capital before adjustments and deductions	11,863	12,590	15,129	14,795
Less: Goodwill (net of associated deferred tax liabilities)	366	369	199	200
Intangibles (net of associated deferred tax liabilities)	117	133	63	70
AOCI opt-out election related adjustments	(2,035)	(18)	(2,030)	(17)
Add: CECL transition provision	60	80	60	80
Total adjustments and deductions from CET1 capital	(1,612)	404	(1,828)	173
CET1 Capital	13,475	12,186	16,957	14,622
Add: Qualifying Preferred stock	3,646	3,646	—	—
Minority interest	301	373	—	—
Less: Additional tier 1 capital deductions	114	—	—	—
Additional tier 1 capital	3,833	4,019	—	—
Tier 1 Capital	17,308	16,205	16,957	14,622
Allowance for credit losses included in Tier 2 capital	828	600	828	600
CECL transition provision for allowance for credit losses	(70)	(93)	(70)	(93)
Tier 2 Capital	758	507	758	507
Total capital	$18,066	$16,712	$17,715	$15,129
Total risk-weighted assets	$111,108	$100,812	$109,132	$98,214
Average quarterly total assets (1)	$216,482	$204,380	$214,278	$201,880

(1)Average quarterly total assets as defined by the Federal Reserve less: (i) goodwill net of associated deferred tax liabilities, (ii) disallowed intangible assets net of associated deferred tax liabilities and deferred tax assets and (iii) other deductions from assets for leverage capital purposes.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines under the Capital Rules as well as for a "well capitalized" bank holding company and insured depository institution, respectively, as of September 30, 2022 and December 31, 2021. Capital ratios for SVB Financial and the Bank, compared to the minimum capital ratios, are set forth below:

	September 30, 2022	December 31, 2021	Required Minimum	Required Minimum + Capital Conservation Buffer (1)	Well Capitalized Minimum
SVB Financial:
CET1 risk-based capital ratio (2)(3)	12.13%	12.09%	4.5%	7.0%	N/A
Tier 1 risk-based capital ratio (3)	15.58	16.08	6.0	8.5	6.0
Total risk-based capital ratio (3)	16.26	16.58	8.0	10.5	10.0
Tier 1 leverage ratio (2)(3)	8.00	7.93	4.0	N/A	N/A
Tangible common equity to tangible assets ratio (4)(5)	5.36	5.73	N/A	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	10.24	11.98	N/A	N/A	N/A
Bank:
CET1 risk-based capital ratio (3)	15.54%	14.89%	4.5%	7.0%	6.5%
Tier 1 risk-based capital ratio (3)	15.54	14.89	6.0	8.5	8.0
Total risk-based capital ratio (3)	16.23	15.40	8.0	10.5	10.0
Tier 1 leverage ratio (3)	7.91	7.24	4.0	N/A	5.0
Tangible common equity to tangible assets ratio (4)(5)	7.08	7.09	N/A	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)	13.62	15.06	N/A	N/A	N/A

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
As of September 30, 2022, the CET1 risk-based capital ratio for SVB Financial increased from December 31, 2021, reflective of the growth in CET1 capital outpacing the growth in risk-weighted assets. The increase in CET1 risk-based capital was driven primarily by net income, while the increase in risk-weighted assets was driven by an increase in cash and other assets and loan growth partially offset by a decrease in our investment security portfolio. The Tier 1 risk-based and total risk-based capital ratios decreased from December 31, 2021, reflective of the growth in risk-weighted assets outpacing the growth in Tier 1 capital and total capital. The increase in Tier 1 capital and total capital was driven primarily by net income and an increase in the allowance for credit losses, partially offset by Tier 1 capital deductions and preferred stock dividends.
The increase in our Tier 1 leverage ratio for SVB Financial is reflective of the growth in our regulatory capital outpacing our growth in average assets. The increase in average assets for SVB Financial was driven by an increase in cash and loan growth partially offset by a decrease in our investment security portfolio.
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
The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended September 30, 2022 and December 31, 2021:

	SVB Financial		Bank
(Dollars in millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
GAAP stockholders’ equity	$15,509	$16,236	$15,129	$14,795
Less: preferred stock	3,646	3,646	—	—
Less: intangible assets	517	535	288	—
Plus: net deferred taxes on intangible assets	34	26	26	—
Tangible common equity	$11,380	$12,081	$14,867	$14,795
GAAP total assets	$212,867	$211,308	$210,243	$208,406
Less: intangible assets	517	535	288	—
Plus: net deferred taxes on intangible assets	34	26	26	—
Tangible assets	$212,384	$210,799	$209,981	$208,406
Risk-weighted assets	$111,108	$100,812	$109,132	$98,214
Non-GAAP tangible common equity to tangible assets	5.36%	5.73%	7.08%	7.10%
Non-GAAP tangible common equity to risk-weighted assets	10.24	11.98	13.62	15.06
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
Our client deposits base is, and historically has been, our primary source of liquidity funding. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection and our offering of deposit products. We may also offer more investment alternatives for our off-balance sheet products which may impact deposit levels. At September 30, 2022, our period-end total deposit balances were $176.8 billion, compared to $189.2 billion at December 31, 2021.
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
We have certain facilities in place to enable us to access short-term borrowings on a secured and unsecured basis. Our secured facilities include collateral pledged to the FHLB of San Francisco and the discount window at the FRB (using both fixed income securities and loans as collateral). Our unsecured facility consists of our uncommitted federal funds lines. As of September 30, 2022, collateral pledged to the FHLB of San Francisco was comprised primarily of fixed income investment securities and loans and had a carrying value of $18.7 billion, of which $2.9 billion was available to support borrowings. As of September 30, 2022, collateral pledged to the discount window at the FRB was comprised of fixed income investment securities and had a carrying value of $4.9 billion, all of which was unused and available to support additional borrowings. Our total unused and available borrowing capacity for our uncommitted federal funds lines totaled $3.2 billion at September 30, 2022. Our total unused and available secured borrowing capacity under our master repurchase agreements with various financial institutions totaled $30.5 billion at September 30, 2022.
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
On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2021 Form 10-K.
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2022 and 2021. For further details, see our “Interim Consolidated Statements of Cash Flows (Unaudited)” under Part I, Item 1 of this report.

	Nine months ended September 30,
(Dollars in millions)	2022	2021
Average cash and cash equivalents	$17,726	$22,336
Percentage of total average assets	8.2%	14.6%
Net cash provided by operating activities	$1,844	$1,142
Net cash used for investing activities	(4,184)	(65,080)
Net cash provided by financing activities	1,722	65,195
Net (decrease) increase in cash and cash equivalents	$(618)	$1,257
Average cash and cash equivalents decreased by $4.6 billion, or 20.6 percent, to $17.7 billion for the nine months ended September 30, 2022, compared to $22.3 billion for the comparable 2021 period.
Cash provided by operating activities was $1.8 billion for the nine months ended September 30, 2022, reflective primarily of net income before noncontrolling interests of $1.3 billion and adjustments to reconcile net income to net cash of $1.0 billion, partially offset by $484 million changes in other assets and liabilities.
Cash used for investing activities of $4.2 billion for the nine months ended September 30, 2022 was driven by $17.4 billion in purchases of fixed income investment securities and a $5.8 billion increase in loan balances, partially offset by the $10.8 billion in proceeds from maturities and principal pay downs from our fixed income investment securities portfolio and sale of $8.5 billion of our AFS portfolio
Cash provided by financing activities was $1.7 billion for the nine months ended September 30, 2022, reflective primarily of a $14.3 billion increase in short and long-term borrowings, partially offset by a $12.4 billion decrease in deposits.
Cash and cash equivalents were $14.0 billion and $18.9 billion, respectively, at September 30, 2022 and 2021.
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
Model Simulation and Sensitivity Analysis
A specific application of our simulation model involves measurement of the impact of changes in market interest rates on the EVE. EVE is defined as the market value of assets, less the market value of liabilities. Another application of the simulation model measures the impact of changes in market interest rates on NII assuming a static balance sheet, in both size and composition, as of the period-end reporting date. In the NII simulation, the level of market interest rates and the size and composition of the balance sheet are held constant over the simulation horizon. Simulated cash flows during the scenario horizon are assumed to be replaced as they occur, which maintains the balance sheet at its current size and composition. Yield and spread assumptions on cash and investment balances reflect current market rates and the shape of the yield curve. Yield and spread assumptions on loans reflect recent market impacts on product pricing. Similarly, we make certain deposit balance decay rate assumptions on demand deposits and interest-bearing deposits, which are replenished to hold the level and mix of funding liabilities constant. Changes in market interest rates that affect net interest income are principally short-term interest rates and include the following benchmark indexes: (i) the National Prime Rate, (ii) 1-month and 3-month LIBOR, alternate indices such as SOFR and (iii) the Federal Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans and balances held as cash and cash equivalents. Additionally, simulated changes in deposit pricing relative to changes in market rates, commonly referred to as deposit beta, generally follow overall changes in short-term interest rates, although actual changes may lag in terms of timing and magnitude.
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
Simulation results presented include a beta assumption that is applied in the NII and EVE simulation models for interest-bearing deposits. This reflects management expectations about deposit repricing behavior. This model assumes the overall through a rate-cycle beta for interest-bearing deposits is approximately 65 percent at September 30, 2022 which is higher than the 60 percent assumption used at December 31, 2021. That is, overall changes in interest-bearing deposit rates would be approximately 65 percent of the change in short-term market rates going forward. These repricing assumptions are reflected as changes in interest expense on interest-bearing deposit balances.
The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 bps at September 30, 2022 and December 31, 2021.

(Dollars in millions)	Estimated	Estimated Increase/(Decrease) in EVE		Estimated	Estimated Increase/(Decrease) in NII
	EVE	Amount	Percent	NII	Amount	Percent
September 30, 2022:
+200	$13,253	$(5,546)	(29.5)%	$5,656	$293	5.5%
+100	15,822	(2,977)	(15.8)	5,522	159	3.0
-100	22,333	3,534	18.8	5,210	(153)	(2.9)
-200	26,201	7,402	39.4	4,987	(376)	(7.0)
December 31, 2021:
+200	$24,476	$(1,073)	(4.2)%	$5,258	$981	22.9%
+100	25,140	(409)	(1.6)	4,745	468	10.9
-100	24,042	(1,507)	(5.9)	4,002	(275)	(6.4)
-200	21,410	(4,139)	(16.2)	3,911	(366)	(8.6)
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
Our base EVE as of September 30, 2022 decreased $6.8 billion from December 31, 2021, driven primarily by a change in the mix of our balance sheet, which includes a shift from non-interest bearing deposits to interest bearing deposits and short term borrowings; and higher rates during the third quarter of 2022, which extended the duration of our fixed income investment securities portfolio while shortening the duration of our deposits and overall liabilities. The EVE profile of our balance sheet at September 30, 2022, now shows an increasing risk in the +100 and +200 bps instantaneous parallel shift scenarios as the extended duration of our fixed income portfolio has increased the market value sensitivity of these securities to rising rates, while the shift in mix from non-interest bearing deposits to interest bearing deposits and short term borrowings has reduced duration of our liabilities.
12-Month Net Interest Income Simulation
NII sensitivity is measured as the percentage change in projected 12-month net interest income earned in +/-100 and +/-200 basis point interest rate shock scenarios compared to a base scenario where balances and interest rates are held constant over the forecast horizon. At September 30, 2022, NII sensitivity was 3.0 percent in the +100 bps interest rate scenario, compared to 10.9 percent at December 31, 2021. Our NII sensitivity in the +200bps interest rate shock scenario was 5.5 percent compared to 22.9 percent at December 31, 2021. NII sensitivity in the -100bps scenario of negative 2.9 percent was lower at September 30, 2022, compared to a negative 6.4 percent at December 31, 2021. The -200bps scenario currently indicates a lower percentage change in NII of negative 7.0 percent at September 30, 2022, compared to negative 8.6 percent at December 31, 2021. The changes in NII sensitivity are primarily the result of the changes in balance sheet composition described previously, combined with the impact of hedges in the respective parallel rate shock scenarios.
A majority of our loans are indexed to Prime, LIBOR and alternate indices such as SOFR. In the upward parallel simulated rate shock scenarios, interest income on assets that are tied to variable rate indexes, primarily our variable rate loans, are expected to benefit our base 12-month NII projections. The opposite is true for downward rate shock scenarios.
The 12-month NII simulations include repricing assumptions on our interest-bearing deposit products of approximately 65 percent as of September 30, 2022 which is higher than the 60 percent assumed as of December 31, 2021. This assumption is model based and can change based on changing client needs, behavior and our overall funding mix. Repricing of interest-bearing deposits impacts estimated interest expense for a relative change in underlying interest rates.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
18.1	Preferability Letter of KPMG LLP, Independent Registered Public Accounting Firm					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

SVB Financial Group

Date: November 7, 2022	/s/ DANIEL BECK
Daniel Beck
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: November 7, 2022	/s/ KAREN HON
Karen Hon
Chief Accounting Officer
(Principal Accounting Officer)